Form 10-Q
period 2018-03-31
Ranger Energy Services, Inc.
filed 2018-05-10
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, the registrant had 8,900,792 shares of Class A common stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$1.1	$5.3
Accounts receivable, net	38.5	32.1
Unbilled revenues	5.2	6.0
Prepaid expenses and other current assets	6.5	5.7
Assets held for sale	0.6	0.6
Total current assets	51.9	49.7
Property, plant and equipment, net	199.9	189.2
Goodwill	—	9.0
Intangible assets, net	10.6	10.8
Other assets	0.1	1.0
Total assets	$262.5	$259.7

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$34.5	$32.0
Accrued expenses	13.9	11.6
Capital lease obligations, current portion	1.3	8.0
Long-term debt, current portion	7.0	1.3
Total current liabilities	56.7	52.9
Capital lease obligations, less current portion	1.9	1.5
Long-term debt, less current portion	14.9	5.8
Other long-term liabilities	3.6	3.8
Total liabilities	77.1	64.0

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized, 8,447,178 shares issued and outstanding as of March 31, 2018 and 8,413,178 shares issued and outstanding as of December 31, 2017	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,866,154 shares issued and outstanding as of March 31, 2018 and December 31, 2017	0.1	0.1
Accumulated deficit	(12.5)	(6.6)
Additional paid-in capital	110.1	110.1
Total stockholders' equity	97.8	103.7
Non-controlling interest	87.6	92.0
Total stockholders' equity	185.4	195.7
Total liabilities and stockholders' equity	$262.5	$259.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Well Services	$59.7	$27.3
Processing Solutions	2.9	1.8
Total revenues	62.6	29.1

Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	49.9	23.2
Processing Solutions	1.4	0.7
Total cost of services	51.3	23.9
General and administrative	7.0	7.3
Depreciation and amortization	6.1	3.6
Impairment of goodwill	9.0	—
Total operating expenses	73.4	34.8

Operating loss	(10.8)	(5.7)

Other expenses
Interest expense, net	(0.4)	(0.5)
Total other expenses	(0.4)	(0.5)
Loss before income tax expense	(11.2)	(6.2)
Tax benefit	0.9	—
Net loss	(10.3)	(6.2)
Less: Net loss attributable to the Predecessor	—	(6.2)
Less: Net loss attributable to non-controlling interests	(4.6)	—
Net loss attributable to Ranger Energy Services, Inc.	(5.7)	—

Loss per common share
Basic	$(0.68)	—
Diluted	$(0.68)	—
Weighted average common shares outstanding
Basic	8,423,445	—
Diluted	8,423,445	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(10.3)	$(6.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6.1	3.6
Bad debt expense	0.1	0.1
Impairment of goodwill	9.0	—
Equity based compensation	0.2	0.4
Loss on sale of property, plant and equipment	0.7	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(6.5)	(7.2)
Unbilled revenue	0.7	(0.5)
Prepaid expenses and other current assets	(0.8)	(0.1)
Other assets	0.1	(0.8)
Accounts payable	(1.2)	1.9
Accounts payable - related party	—	(2.4)
Accrued expenses	1.0	4.5
Other long-term liabilities	(0.2)	(0.1)
Net cash used in operating activities	(1.1)	(6.8)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(8.2)	(7.3)
Proceeds from sale of property, plant and equipment	1.2	—
Acquisitions, net of cash received	(4.0)	—
Net cash used in investing activities	(11.0)	(7.3)

Cash Flows from Financing Activities
Borrowings under line of credit agreement	15.6	—
Payments on long-term debt	—	(0.8)
Borrowings on related party debt	—	11.2
Principal payments on capital lease obligations	(7.7)	(0.1)
Contributions from parent	—	4.0
Restricted cash	—	0.2
Net cash provided by financing activities	7.9	14.5

(Decrease) Increase in Cash and Cash equivalents	(4.2)	0.4
Cash and Cash Equivalents, Beginning of Year	5.3	1.6
Cash and Cash Equivalents, End of Year	$1.1	$2.0

Supplemental Cash Flows Information
Interest paid	$(0.2)	$(0.5)
Supplemental Disclosure of Noncash Investing and Financing Activity
Non-cash capital expenditures	$(5.0)	$(4.5)
Non-cash additions to fixed assets through capital lease financing	$(1.3)	$(7.1)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Organization

Ranger Energy Services, LLC (“Ranger Services”) was, through Ranger Energy Holdings, LLC (“Ranger Holdings”), formed by CSL Capital Management, LLC (“CSL”) in June 2014 as a provider of high‑spec well service rigs and associated services. Torrent Energy Services, LLC (“Torrent Services” and together with Ranger Services, the “Predecessor Companies”) was, through Torrent Energy Holdings, LLC (“Torrent Holdings”), acquired by CSL in September 2014 as a provider of proprietary, modular equipment for the processing of natural gas. In June 2016, CSL indirectly acquired substantially all of the assets of Magna Energy Services, LLC (“Magna”), a provider of well services and wireline services, which it contributed to Ranger Services in September 2016. In October 2016, Ranger Services acquired substantially all of the assets of Bayou Workover Services, LLC (“Bayou”), an owner and operator of high‑spec well service rigs. These condensed consolidated financial statements included in this quarterly report present (i) prior to August 16, 2017, the historical financial information of Ranger Services, Torrent Services, Magna and Bayou (collectively, the “Predecessor”), and (ii) subsequent to August 16, 2017, the historical information of Ranger Energy Services, Inc. (“Ranger” or the “Company”).

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

Subject to the terms and conditions set forth in the Master Reorganization Agreement, the parties thereto effected a series of restructuring transactions in connection with the Offering of Class A Common Stock, as a result of which:

(i) Ranger Holdings II and Torrent Holdings II contributed certain of the equity interests in the Predecessor Companies, respectively, to the Company in exchange for an aggregate of 1,683,386 shares of Class A Common Stock and an aggregate of $3.0 million to be paid to CSL Energy Holdings I, LLC, a Delaware limited liability company, and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the initial public offering price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof, and the Company contributed such equity interests to Ranger LLC in exchange for 1,638,386 units in Ranger LLC (“Ranger Units”);

(ii) Ranger Holdings and Torrent Holdings contributed the remaining membership interests in the Predecessor Companies to Ranger LLC in exchange for 5,621,491 units in Ranger Units and 5,621,491 shares of the Company’s Class B Common Stock, par value $0.01 per share (“Class B Common Stock” and together with the Class A Common Stock, “Common Stock”), which the Company initially issued and contributed to Ranger LLC;

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

Initial Public Offering

On August 16, 2017, the Company completed the Offering of 5,862,069 shares of its Class A Common Stock. The gross proceeds of the Offering to the Company, based on a public offering price of $14.50 per share, were $85.0 million, which resulted in net proceeds to the Company of $77.0 million, after deducting $4.2 million of underwriting discounts and commissions and $3.9 million of costs related to the Offering. These net proceeds were used to pay off the remainder of its long term debt of $10.4 million, fund $45.2 million for the cash portion of the ESCO Acquisition and pay $0.7 million for cash bonuses to certain employees. The remaining $20.7 million of net proceeds were used to fund capital expenditures and general business expenses.

 Business

The Company is one of the largest providers of high‑spec well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. The Company’s high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support, such as milling out composite plugs used during hydraulic fracturing; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with its well service rigs. In addition to its core well service rig operations, the Company offers a suite of complementary services, including wireline, snubbing, well testing, fluid management and well service-related equipment rentals. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet as of December 31, 2017 has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly certain notes and other information have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements, should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2017 and 2016, included in the Annual Report filed on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on

March 13, 2018. Interim results for the periods presented may not be indicative of results that will be realized for future periods.

Financial statements for periods prior to the Offering on August 16, 2017, represent the combined consolidated financial statements of the Predecessor. Financial statements for periods subsequent to the Offering reflect the consolidated financial statements of the Company.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2017 and 2016 included in the Annual Report filed with the SEC on March 13, 2018. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2018 except as discussed in Note 3 – Revenue from Contracts with Customers.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property, plant and equipment and intangible assets;
•	Impairment of property, plant and equipment, goodwill and intangible assets;
•	Allowance for doubtful accounts;
•	Fair value of assets acquired and liabilities assumed in an acquisition; and
•	Equity‑based compensation.

Emerging Growth Company status

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which its total annual gross revenue of at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases, amending the current accounting for leases. Under the new provisions, all lessees will report a right‑of‑use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses. The amendments in ASU 2016‑13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016‑13 amends the accounting for credit losses on available‑for‑sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company doesn’t expect this to have a material impact to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. ASU 2016‑15 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new guidance on the effective date of January 1, 2018 and noted no material impact on the consolidated financial statements of cash flows.

In January 2017, the FASB issued ASU 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017‑04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company adopted for our annual and interim goodwill impairment testing as of January 1, 2018. The ASU impacted how the Company tests goodwill for impairment as it eliminates the second step of the goodwill impairment test thus effectively calculating impairment loss based on the difference between the carrying value and estimated fair value of the reporting units.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance. The provisions of ASC 606 were applied to contracts not completed at January 1, 2018. There was no impact upon adoption of ASC 606.  As a result no disclosure of the impact for each financial statement line items is applicable.

In determining the appropriate amount of revenue to be recognized as the Company fulfills the obligations under the its contracts with customers, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Well Services segment consists primarily of maintenance services, workover services, completion services and plugging and abandonment services. These services are based on mutually agreed upon pricing with the customer prior to the services being performed, and given the nature of the services, do not include any warranty and right of return. Pricing for these services are by the hour or by the day when services are performed and are based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job.  Accordingly, the hourly and daily pricing is considered to be variable consideration.

The Processing Solutions segment consists primarily of equipment rentals, operations and maintenance services and mobilization services. These services are based on mutually agreed upon pricing with the customer prior to the services being performed, and given the nature of the services, do not include any warranty and right of return. Pricing for equipment rentals is based on fixed monthly service fees whereas pricing for operations and maintenance services and mobilization services are by the hour or by the day when services are performed and are based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job.  Accordingly, the hourly and daily pricing is considered to be variable consideration.

We satisfy our performance obligation over time as the services are performed. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. The Company has elected the right to invoice practical expedient for recognizing revenue. The Company invoices customers upon completion of the specified services and collection generally occurs within the payment terms agreed with customers. Accordingly, there is no financing component to our arrangements with customers.

Taxes assessed on well services and processing solutions revenue transactions are presented on a net basis included within the consolidated statements of operations and therefore are excluded from revenues.

Disaggregated Revenue

The following table summarizes our disaggregated revenues for the three months ended March 31, 2018 and 2017 (in millions):

	March 31,	March 31,
	2018	2017

Well Services revenue
Workover rigs revenue	$37.6	$21.8
Other well services revenue	22.1	5.5
Total Well Services revenue	59.7	27.3
Processing Solutions revenue	2.9	1.8
Total Revenue	$62.6	$29.1

Contract Balances

Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $5.2 million as of March 31, 2018 and $6.0 million as of December 31, 2017, respectively. Substantially all of the unbilled trade receivables as of December 31, 2017 were invoiced during the three months ended March 31, 2018.

The Company does not have any contract liabilities included in the consolidated balance sheet as of March 31, 2018 and December 31, 2017.

NOTE 4. ACQUISITIONS

ESCO Acquisition

On August 16, 2017, Ranger LLC acquired 49 high-spec well service rigs, certain ancillary equipment and certain of its liabilities (the “ESCO Acquisition”). In connection with the closing of the Offering on August 16, 2017, the Company closed on the ESCO Acquisition for total consideration of $59.7 million, consisting of $47.7 million in cash, $7.0 million in secured seller notes and $5.0 million in shares of Ranger’s Class A Common Stock based on the initial public offering price of $14.50 per share.

The ESCO Acquisition assets were primarily engaged in the completion, repair and workover of oil and gas wells for its customers. The ESCO Acquisition is being accounted for as a business combination. Goodwill is recorded in conjunction with the ESCO Acquisition as the total purchase consideration exceeded the approximated fair value of assets acquired and liabilities assumed.

The following information below represents the purchase price allocation related to the ESCO Acquisition (in millions):

Purchase price
Cash	$47.7
Seller's notes	7.0
Equity issued	5.0
Total purchase price	$59.7
Purchase price allocation
Accounts receivable	$6.6
Property, plant and equipment	45.9
Intangible assets	2.2
Other assets	0.3
Total assets acquired	55.0
Accounts payable	(0.5)
Accrued expenses	(2.2)
Total liabilities assumed	(2.7)
Goodwill	7.4
Allocated purchase price	$59.7

The following is supplemental pro-forma revenue, operating loss, and net loss had the ESCO Acquisition occurred as of January 1, 2017.  (in millions):

	Three Months Ended March 31,
	2018	2017
Supplemental Pro Forma:
Revenue	$62.6	$38.2
Operating Loss	$(10.8)	$(7.5)
Net Loss	$(10.3)	$(8.0)

The supplemental pro forma revenue, operating loss, and net loss are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the ESCO Acquisition assets since January 1, 2017.

The Company reported revenue during the three months ended March 31, 2018 that included $9.6 million generated from the assets acquired in connection with the ESCO Acquisition.

MVCI Acquisition

On January 31, 2018, the Company closed on the acquisition of MVCI Energy Services (“MVCI Acquisition”) for total consideration of $4.0 million in cash. The MVCI Acquisition assets were primarily engaged in well testing services for its customers. The MVCI Acquisition is being accounted for as a business combination. The Company is currently in the process of evaluating the preliminary purchase allocation. The Pro forma results of operations for the MVCI Acquisition is not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations.

NOTE 5. ASSETS HELD FOR SALE

The Company has decided to market and sell non‑core rental fleet assets. The units consist of wedge units which are classified as held for sale due to the fact that they are specifically identified, and management has a plan for their sale in their present condition to occur in the next year. The wedge units are recorded on the consolidated financial statement with a balance of $0.6 million and are classified as held for sale. The available for sale assets are recorded at the units’ carrying amount, which approximates fair value less costs to sell, and are no longer depreciated.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment include the following (in millions):

	Estimated
	Useful Life	March 31,	December 31,
	(years)	2018	2017
Machinery and equipment	5 - 30	$3.7	$3.7
Vehicles	3 - 5	2.7	2.6
Mechanical refrigeration units	30	17.2	17.1
NGL storage tanks	15	4.3	4.3
Workover rigs	5 - 20	188.7	174.9
Other property, plant and equipment	3 - 30	14.1	12.0
Property, plant and equipment		230.7	214.6
Less: accumulated depreciation		(30.8)	(25.4)
Property, plant and equipment, net		$199.9	$189.2

Depreciation expense was $5.9 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $9.0 million as of December 31, 2017. During the three months ended March 31, 2018 the Company  identified a triggering event as it relates to goodwill as a result of a sustained decrease in stock price of the Company.  As a result, the Company performed a quantitative impairment test which yielded an impairment charge.  The Company recorded an impairment of goodwill of $9.0 million. As of March 31, 2018 there is no goodwill on the Company's consolidated balance sheet.

During the quarter ended March 31, 2018, the Company had nonrecurring fair value measurements related to the impairment of goodwill. The fair values were determined through the use of a blended market and income approach, which represent Level 3 measurements within the fair value hierarchy.

Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	March 31,	December 31,
	(years)	2018	2017
Tradenames	3	$0.1	$0.1
Customer relationships	10 - 18	11.4	11.4
Less: accumulated amortization		(0.9)	(0.7)
Intangible assets, net		$10.6	$10.8

Amortization expense was $0.2 and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the period ending March 31,	Amount
2018	$0.6
2019	0.8
2020	0.7
2021	0.7
2022	0.7
Thereafter	7.1
$10.6

Due to the triggering event and goodwill impairment charged at March 31, 2018, the Company assessed whether the long-lived assets, which consist of property, plant and equipment and intangible assets, were impaired by comparing the carrying value of its long-lived assets to the estimating future undiscounted cash flows of their reporting units and concluded they were not impaired.

NOTE 8. ACCRUED EXPENSES

Accrued expenses include the following (in millions):

	March 31,	December 31,
	2018	2017
Accrued payables	$6.6	$4.8
Accrued payroll	4.9	2.9
Accrued taxes	1.3	1.4
Accrued insurance	1.1	2.5
Accrued expenses	$13.9	$11.6

NOTE 9. CAPITAL LEASES

The Company leases certain assets under capital leases which expire at various dates through 2022. The assets and liabilities under capital leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. Amortization expense of assets under capital leases was $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Aggregate future minimum lease payments under capital leases are as follows (in millions):

For the period ending March 31,	Total
2018	$1.3
2019	1.3
2020	1.0
2021	0.1
2022	—
Total future minimum lease payments	3.7
Less: amount representing interest	(0.5)
Present value of future minimum lease payments	3.2
Less: current portion of capital lease obligations	(1.3)
Total capital lease obligations, less current portion	$1.9

NOTE 10. LONG‑TERM DEBT

Long‑term debt consists of the following (in millions):

	March 31,	December 31,
	2018	2017
Other long-term debt	$7.0	$7.0
Revolver	14.9	0.1
Current portion of long-term debt	(7.0)	(1.3)
Long term-debt, less current portion	$14.9	$5.8

In connection with the Offering and the ESCO Acquisition the Company issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million due on August 16, 2018 and a note for $5.8 million due on February 16, 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.

On August 16, 2017, in connection with the Offering, Ranger entered into a $50.0 million senior revolving credit facility (the “Credit Facility”)by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves.

The Credit Facility permits extensions of credit up to the lesser of $50.0 million and a borrowing base that is determined by calculating the amount equal to the sum of (i) 85% of the Eligible Accounts (as defined in the Credit Facility), less the amount, if any, of the Dilution Reserve (as defined in the Credit Facility), minus (ii) the aggregate amount of Reserves (as defined in the Credit Facility), if any, established by the Administrative Agent from time to time pursuant to the Credit Facility. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by the Company to the Administrative Agent.

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

In addition, the Credit Facility restricts the Company’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if the fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, the Company may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that the Company’s fixed charge coverage ratio is at least 1.0x for two consecutive quarters. The Credit Facility generally permits the Company to make distributions required under the Tax Receivable Agreement, but a ‘‘Change of Control’’ under the Tax Receivable Agreement constitutes an event of default under the Credit Facility, and the Credit Facility does not permit the Company to make payments under the Tax Receivable Agreement upon acceleration of its obligations thereunder unless no event of default exists or would result therefrom and the Company has been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. The Credit Facility also requires the Company to maintain a fixed charge coverage ratio of at least 1.0x if the Company’s liquidity is less than $10.0 million until the Company’s liquidity is at least $10.0 million for 30 consecutive days. The Company is not be subject to a fixed charge coverage ratio if it has no drawings under the Credit Facility and has at least $20.0 million of qualified cash.

The Credit Facility contains events of default customary for facilities of this nature, including, but not limited, to:

•	events of default resulting from the Company’s failure or the failure of any guarantors to comply with covenants and financial ratios;
•	the occurrence of a change of control;
•	the institution of insolvency or similar proceedings against the Company or any guarantor; and
•	the occurrence of a default under any other material indebtedness the Company or any guarantor may have.

Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Facility, the lenders are able to declare any outstanding principal of the Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies.

As of March 31, 2018, the Company has borrowed $15.6 million under the Credit Facility. The Company has a total borrowing capacity of approximately $31.7 million under the Credit Facility, with approximately $16.1 available as of March 31, 2018. The Company is in compliance with the Credit Facility covenants as of March 31, 2018.

The Company capitalized fees of $0.7 million associated with the Credit Facility described above, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will amortize these fees over the life of the Credit Facility. Unamortized debt issuance costs as of March 31, 2018 totals $0.7 million.

NOTE 11. RISK CONCENTRATIONS

Customer Concentrations

For the three months ended March 31, 2018,  two customers (EOG Resources and PDC Energy—Well Services segment) accounted for approximately 21% and 7%, respectively, of the Company’s total revenues. At March 31, 2018,  approximately 23% of the accounts receivable balance was due from these customers.

For the three months ended March 31, 2017,  two customers (EOG Resources and PDC Energy—Well Services segment) accounted for approximately 16% and 25%, respectively, of the Company’s total revenues. At March 31, 2017, approximately 23% of the accounts receivable balance was due from these customers.

NOTE 12.  EQUITY BASED COMPENSATION AND PROFIT INTERESTS AWARDS

Long-term Incentive Plan

On August 10, 2017, the board of directors adopted the Ranger Energy Services, Inc. 2017 Long-term Incentive Plan (“LTIP”) for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) nonstatutory stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 1,250,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the board of directors or an alternative committee appointed by the board of directors. As of March 31, 2018 there have been 34,000 restricted shares granted under the LTIP.

During the three months ended March 31, 2018 there were 24,000 restricted shares issued. The total value at grant date was $0.2 million. During the three months ended March 31, 2018, there was less than $10,000 of amortization and $ 0.3 million of unrecognized expense.

The following table summarizes the changes in the restricted shares outstanding for the three months ended March 31, 2018:

		Weighted Average	Weighted Average
		Grant Date	Remaining
	Shares	Fair Value	Vesting Period
Outstanding at December 31, 2017	10,000	9.43	2.7 years
Granted	24,000	8.14	3.0 years
Outstanding at March 31, 2018	34,000	$8.52	2.9 years

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

During the three months ended March 31, 2018 and 2017,  the Company recognized compensation expense of $0.2 million and $0.3 million, respectively. The total unrecognized compensation cost related to unvested awards at March 31, 2018 is $1.0 million and is expected to be recognized over the next two years.

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

The grant date fair value for the Class B and Class C unit awards were $0.3 million and $0.1 million, respectively. Compensation expense is recognized on a straight‑line basis over the requisite service period. During the three months ended March 31, 2018 and 2017,  the Company recognized compensation expense of less than $0.1 million. The total unrecognized compensation cost related to unvested awards at March 31, 2018 is less than $0.1 million and is expected to be recognized in 2018.

NOTE 13. INCOME TAXES

The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the Offering and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated financial statements. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2018 and 2017 was 7.7% and 0.0%, respectively. Total income tax expense for the three months ended March 31, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due primarily to state taxes and changes in the valuation allowance recorded against deferred tax assets.  The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.

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

NOTE 14. NON-CONTROLLING INTERESTS

The Company has ownership interests in Ranger LLC, which is consolidated within the Company’s financial statements but is not wholly owned by the Company. During the three months ended March 31, 2018, the Company reports a non-controlling interest representing the Ranger Units. Changes in the Company’s ownership interest in Ranger LLC while it retains its controlling interest are accounted for as equity transactions.

NOTE 15.  LOSS PER SHARE

Loss per share is based on the amount of loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of common stock.

Losses related to periods prior to the reorganization and the Offering are attributable to the Predecessor. The following table presents the Company’s calculation of basic and diluted loss per share for the three months ended March 31, 2018 (dollars in millions, except share and per share amounts):

Three Months Ended
March 31,
2018
Loss (numerator):
Basic:
Net loss attributable to Ranger Energy Services, Inc.	$(5.7)
Less: Net loss attributable to Class B Common Stock	—
Net loss attributable to Class A Common Stock	(5.7)

Diluted:
Net loss attributable to Ranger Energy Services, Inc.	$(5.7)
Less: Net loss attributable to Class B Common Stock	—
Net loss attributable to Class A Common Stock	(5.7)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,423,445
Weighted average number of shares - diluted	8,423,445

Basic loss per share	$ (0.68)

Diluted loss per share	$ (0.68)

For the periods presented, the Company excluded 6.9 million shares of common stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share, as the effect was anti-dilutive.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

Employee Severance

During 2017, Ranger Services terminated the employment of one of its officers. As a result, the former officer became entitled to severance payments of $0.7 million. In addition, Ranger Services severed other officers and employees. As of March 31, 2018, Ranger Services has $0.7 million of severance liability recorded in the accompanying condensed consolidated financial statements.

NOTE 17. SEGMENT REPORTING

The Company’s operations are all located in the United States and organized into two reportable segments: Well Services and Processing Solutions. The Company’s reportable segments comprise the structure used by its Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying condensed consolidated financial statements. The Company’s CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, rig hours and rig utilization. The following is a description of the segments:

Well Services.  The Company’s well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support; (ii) workover; (iii) well maintenance; and (iv) decommissioning. The Company provides these advanced well services to exploration & production (“E&P”) companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. The Company’s well service rigs are designed to support growing U.S. horizontal well demands. In addition to its core well service rig operations, the Company offers a suite of complementary services, including wireline, snubbing, fluid management and well service-related equipment rentals.

Processing Solutions.  The Company provides a range of proprietary, modular equipment for the processing of rich natural gas streams at the wellhead or central gathering points in basins where drilling and completion activity has outpaced the development of permanent processing infrastructure.

Other. The Company incurs costs, indicated as Other, that are not allocable to either of the operating segments, and includes mostly corporate general and administrative expenses as well as depreciation of office furniture and fixtures and other corporate assets. Prior to the Offering and subsequent reorganization, the Well Services and Processing Solutions were run as separate companies, therefore there were no such costs or assets

Segment information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is as follows (in millions):

			Processing
	Other	Well Services	Solutions	Total
		Three months ended March 31, 2018
Revenues	$—	$59.7	$2.9	$62.6
Cost of services	$—	$49.9	$1.4	$51.3
Depreciation and amortization	$0.2	$5.6	$0.3	$6.1
Impairment of goodwill	$—	$9.0	$—	$9.0
Operating income (loss)	$(6.5)	$(4.8)	$0.5	$(10.8)
Interest expense, net	$(0.4)	$—	$—	$(0.4)
Net income (loss)	$(7.1)	$(3.7)	$0.5	$(10.3)
Capital expenditures	$—	$10.1	$2.2	$12.3
		As of March 31, 2018
Property, plant and equipment	$6.3	$166.2	$27.4	$199.9
Total assets	$6.3	$226.3	$29.9	$262.5

			Processing
	Other	Well Services	Solutions	Total
		Three months ended March 31, 2017
Revenues	$—	$27.3	$1.8	$29.1
Cost of services	$—	$23.2	$0.7	$23.9
Depreciation and amortization	$—	$3.3	$0.3	$3.6
Impairment of goodwill	$—	$—	$—	$—
Operating income (loss)	$—	$(5.9)	$0.2	$(5.7)
Interest expense, net	$—	$(0.5)	$—	$(0.5)
Net income (loss)	$—	$(6.4)	$0.2	$(6.2)
Capital expenditures	$—	$11.7	$0.1	$11.8
		As of December 31, 2017
Property, plant and equipment	$6.4	$157.4	$25.4	$189.2
Total assets	$6.4	$225.1	$28.2	$259.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report. We assume no obligation to update any of these forward‑looking statements.

Overview

We are one of the largest providers of high‑spec well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 135 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore E&P companies that require completion and production services at increasing lateral lengths. Our high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support, such as milling out composite plugs used during hydraulic fracturing; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. In addition to our core well service rig operations, we offer a suite of complementary services, including wireline, snubbing, well testing, fluid management and well service-related equipment rentals. We also provide rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. In addition, we own and operate a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. We have operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays.

Our Predecessor and Ranger Energy Services, Inc.

The Company was formed on February 17, 2017, and did not conduct any material business operations prior to the transactions described under “Initial Public Offering” other than certain activities related to the Offering. Our Predecessor consists of Ranger Services and Torrent Services on a combined consolidated basis. In connection with the transactions described in Note 1 – Organization and Business Operations – Reorganization, the Existing Owners contributed the equity interests in the Predecessor Companies to us in exchange for shares of our Class A Common Stock, Ranger Units and shares of our Class B Common Stock.

Ranger Inc. was, through Ranger Holdings, formed by CSL in June 2014 as a provider of high‑spec well service rigs and associated services. Torrent Services was, through Torrent Holdings, acquired by CSL in September 2014 as a provider of proprietary, modular equipment for the processing of natural gas. In June 2016, CSL indirectly acquired substantially all of the assets of Magna, a provider of well services and wireline services, which it contributed to Ranger Services in September 2016. In October 2016, Ranger Services acquired substantially all of the assets of Bayou, an owner and operator of high‑spec well service rigs. The historical condensed consolidated financial information included in this report presents (i) prior to August 16, 2017, the historical financial information of the Predecessor Companies, including, as applicable, the results of operations of Magna and Bayou for periods subsequent to their respective acquisitions and (ii) subsequent to August 16, 2017, the historical financial information of the Company. The historical condensed consolidated financial information of our Predecessor is not indicative of the results that may be expected in any future periods. For more information, please see the historical condensed consolidated related notes thereto included elsewhere in this quarterly report.

On August 16, 2017, we acquired 49 high-spec well service rigs, certain ancillary equipment, and certain of its liabilities. ESCO is included in our consolidated financial results from the date of acquisition onward.

We conduct our operations through two segments: Well Services and Processing Solutions. Our Well Services segment has historically consisted of the results of operations of Ranger Services and, as applicable, Magna, Bayou and the ESCO Acquisition assets from their respective acquisition dates, while our Processing Solutions segment has historically consisted of the results of operations of Torrent Services. Our Well Services segment provides high‑spec well service rigs and complementary equipment and services in the United States, with a focus on technically demanding unconventional horizontal well completion, workover and maintenance operations. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our Processing Solutions segment engages in the rental, installation, commissioning, start‑up, operation and maintenance of mechanical refrigeration units (“MRUs”),  natural gas liquids (“NGL”) stabilizer units, NGL storage units and related equipment. We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays. For additional information about our assets and operations, please see Note 17 - Segment Reporting to the unaudited interim condensed consolidated financial statements.

Initial Public Offering

On August 16, 2017, we completed the Offering of 5,862,069 shares of its Class A Common Stock. The gross proceeds of the Offering, based on a public offering price of $14.50 per share, was $85.0 million, which resulted in net proceeds to us of $77.0 million, after deducting $4.2 million of underwriting discounts and commissions and $3.9 million of costs related to the Offering.  These net proceeds were used to pay off the remainder of our long term debt of $10.4 million, fund $45.2 million for the cash portion of the ESCO Acquisition, and $0.7 million for cash bonuses to certain employees. The remaining $20.7 million of net proceeds were used to fund capital expenditures and general business expenses.

How We Generate Revenues

We currently generate revenues through the provision of a variety of oilfield services. These services are performed under a variety of contract structures, including a long term take‑or‑pay contract and various master service agreements, as supplemented by statements of work, pricing agreements and specific quotes. A portion of our master services agreements include provisions that establish pricing arrangements for a period of up to one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer. Please see Note 3 – Revenue from contracts with customers to the unaudited interim condensed consolidated financial statements.

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

Adjusted EBITDA

We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, impairment of goodwill, gain or loss on sale of assets and certain other items that we do not view as indicative of our ongoing performance. See “Results of Operations—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Rig Utilization

Within our Well Services segment, we analyze rig utilization as a further important indicator of our activity levels and profitability. We measure rig utilization by reference to average monthly hours per rig, which is calculated by dividing (a) the approximate, aggregate operating well service rig hours for the periods presented by (b) the aggregate number of well service rigs in our fleet during such period, as aggregated on a monthly basis utilizing a mid-month convention whereby a well service rig added to our fleet during a month, meaning that we have taken delivery of such well service rig, and it is ready for service and is then assumed to be in our fleet for one half of such month. We believe that rig utilization as measured by average monthly hours per well service rig is a meaningful indicator of the operational efficiency of our core revenue-producing assets, market demand for our well services and our ability to profitably capitalize on such demand. Our evaluation of our rig utilization as measured by average monthly hours per rig may not be comparable to that of our competitors. For example, our competitors’ well service rig fleets are typically comprised primarily of older, lower-spec well service rigs that are not as well suited to servicing modern horizontal well designs as are high-spec well service rigs, which may result in lower average rig hours per rig for our competitors’ fleets as compared to our fleet.

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

For the three months ended March 31, 2018 and 2017, our rig utilization as measured by average monthly hours per rig was approximately 184 and 194, respectively. Actual aggregate operating well service rig hours increased from approximately 39,100 in the three months ended March 31, 2017 to approximately 73,600 in the three months ended March 31, 2018.  The increase in rig hours resulted from an increase in the average number of well service rigs in our active fleet from 67 during the three months ended March 31, 2017 to 134 during the three months ended March 31, 2018, and a corresponding increase in our potential aggregate well service rig hours. For the three months ended March 31, 2018 and 2017, our average revenue per rig hour was approximately $487 and $457, respectively.

Factors Impacting the Comparability of Results of Operations

ESCO Acquisition

Our Predecessor’s historical condensed consolidated financial statements for the three months ended March 31, 2017 do not include the results of operations for the assets we acquired in the ESCO Acquisition. As a result, our Predecessor’s historical financial data do not give you an accurate indication of what our actual results would have been if the ESCO Acquisition had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Please see Note 4 – Acquisitions to see the supplemental pro forma financial disclosures for the three months ended March 31, 2017.

Reorganization

On August 10, 2017, we entered into the Master Reorganization Agreement with, among others, Ranger LLC and the Existing Owners.

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

The foregoing transactions were be undertaken in reliance on an exemption from the registration requirements of the Securities Act of 1933, pursuant to Section 4(a)(2) thereof. As a result of these transactions, Ranger LLC became a subsidiary of the Company and the Predecessor Companies became wholly owned subsidiaries of Ranger LLC.

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

Income Taxes

Ranger Inc. is a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, will be subject to U.S. federal, state and local income taxes. Although the Predecessor Companies are subject to franchise tax in the State of Texas (at less than 1% of modified pre‑tax earnings), they have historically passed through their taxable income to their owners for U.S. federal and other state and local income tax purposes and thus were not subject to U.S. federal income taxes or other state or local income taxes. Accordingly, the financial data attributable to our Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality other than franchise tax in the State of Texas. We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table sets forth our Predecessor’s selected operating data for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

	March 31,		Change
	2018	2017	$	%
Revenues:
Well Services	$59.7	$27.3	$32.4	119%
Processing Solutions	2.9	1.8	1.1	61%
Total revenues	62.6	29.1	33.5	115%
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	49.9	23.2	26.7	115%
Processing Solutions	1.4	0.7	0.7	100%
Total cost of services	51.3	23.9	27.4	115%
General and administrative	7.0	7.3	(0.3)	(4)%
Depreciation and amortization	6.1	3.6	2.5	69%
Impairment of goodwill	9.0	—	9.0	—%
Total operating expenses	73.4	34.8	38.6	111%
Operating loss	(10.8)	(5.7)	(5.1)	89%
Other expenses
Interest expense, net	(0.4)	(0.5)	0.1	(20)%
Total other expenses	(0.4)	(0.5)	0.1	(20)%
Loss before income tax expense	(11.2)	(6.2)	(5.0)	81%
Tax benefit	0.9	—	0.9	—%
Net loss	$(10.3)	$(6.2)	$(4.1)	66%

Revenues. Revenues for the three months ended March 31, 2018 increased $33.5 million, or 115%, to $62.6 million from $29.1 million for the three months ended March 31, 2017. The increase in revenues by segment was as follows:

Well Services. Well Services revenues for the three months ended March 31, 2018 increased $32.4 million, or 119%, to $59.7 million from $27.3 million for the three months ended March 31, 2017. The increase was primarily due to an increased number of rigs, to an average of 134 rigs from an average of 67 rigs, providing workover rig services, which accounted for $18.9 million, or 58% of the segment increase. Approximately $7.5 million of the increase in workover rig services was due to the ESCO Acquisition. The increase in workover rig services included a 88% increase in total rig hours to 73,600 from 39,100 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Processing Solutions. Processing Solutions revenues for the three months ended March 31, 2018 increased $1.1 million, or 61%, to $2.9 million from $1.8 million for the three months ended March 31, 2017. The increase was primarily attributable to the additional compressors, tanks, and generators we have rented to customers as well as additional mobilization revenue due to additional equipment going to customers.

Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended March 31, 2018 increased $27.4 million, or 115%, to $51.3 million from $23.9 million for the three months ended March 31, 2017. As a percentage of revenue, cost of services was 82% for the three months ended March 31, 2018 and 2017. The increase in cost of services by segment was as follows:

Well Services. Well Services cost of services for the three months ended March 31, 2018 increased $26.7 million, or 115%, to $49.9 million from $23.2 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities; notably employee costs, and repair and maintenance costs.

Processing Solutions. Processing Solutions cost of services for the three months ended March 31, 2018 increased $0.7 million, or 100%, to $1.4 million from $0.7 million for the three months ended March 31, 2017. The increase was primarily attributable to increases in new equipment and the mobilization costs incurred which corresponds with additional revenues.

General & Administrative. General and administrative expenses for the three months ended March 31, 2018 decreased $0.3 million, or 4%, to $7.0 million from $7.3 million for the three months ended March 31, 2017. The decrease in general and administrative expenses by segment was as follows:

Well Services and other.  Well Services general and administrative expenses for the three months ended March 31, 2018 decreased $0.3 million, or 5%, to $6.3 million from $6.6 million for the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in expenses due to the expenses for professional costs and other costs associated with the Offering in 2017.

Processing Solutions. Processing Solutions general and administrative expenses for the three months ended March 31, 2018 and 2017 is $0.7 million.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2018 increased $2.5 million, or 69%, to $6.1 million from $3.6 million for the three months ended March 31, 2017. The increase in depreciation and amortization expense by segment was as follows:

Well Services and other.  Well Services depreciation and amortization expense for the three months ended March 31, 2018 increased $2.4 million, or 72%, to $5.8 million from $3.3 million for the three months ended March 31, 2017. The increase was primarily attributable to fixed assets that were put in place during 2017 and the three months ended March 31, 2018, due to the acquisition of ESCO as well as additional fixed asset purchases.

Processing Solutions. Processing Solutions depreciation and amortization expense was $0.3 million for the three months ended March 31, 2018 compared to $0.3 million for the three months ended March 31, 2017.

Impairment of goodwill.  Impairment of goodwill for the three months ended March 31, 2018 was $9.0 million compared to no impairment for the three months ended March 31, 2017. During the three months ended March 31, 2018 we identified that there was a sustained decrease in the Company’s stock price, which we identified as a triggering event that precipitated the need to perform a goodwill impairment test.  The results of the quantitative impairment test yielded a fair value of the Well Services reporting unit that was below the carrying value of the Well Services reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill.  Therefore we recorded an impairment charge based on the excess of our carrying amount over the fair value,  please see Note 7 – Goodwill and Intangible Assets to the unaudited interim condensed consolidated financial statements.

Interest Expense, net. Interest expense, net for the three months ended March 31, 2018 decreased $0.1 million, or 20%, to $0.4 million from $0.5 million for the three months ended March 31, 2017. The decrease to interest expense, net was attributable to the changes in the average borrowings as well as the interest rates of the various debt instruments during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Note Regarding Non‑GAAP Financial Measure

Adjusted EBITDA is not a financial measure determined in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, impairment of goodwill,  gain or loss on sale of assets and certain other items that we do not view as indicative of our ongoing performance.

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

	Three Months Ended
	March 31, 2018
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(7.1)	$(3.7)	$0.5	$(10.3)
Interest expense, net	0.4	—	—	0.4
Tax benefit	—	(0.9)	—	(0.9)
Depreciation and amortization	0.2	5.6	0.3	6.1
Equity based compensation	—	0.2	—	0.2
Acquisition related and severance costs	—	—	—	—
Impairment of goodwill	—	9.0	—	9.0
Loss on sale of property, plant and equipment	—	0.7	—	0.7
Adjusted EBITDA	$(6.5)	$10.9	$0.8	$5.2

	Three Months Ended
	March 31, 2017
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$—	$(6.3)	$0.1	$(6.2)
Interest expense, net	—	0.5	—	0.5
Tax benefit	—	—	—	—
Depreciation and amortization	—	3.3	0.3	3.6
Equity based compensation	—	0.3	0.1	0.4
Acquisition related and severance costs	—	1.1	—	1.1
Impairment of goodwill	—	—	—	—
Loss on sale of property, plant and equipment	—	—	—	—
Adjusted EBITDA	$—	$(1.1)	$0.5	$(0.6)

	Change $
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(7.1)	$2.6	$0.4	$(4.1)
Interest expense, net	0.4	(0.5)	—	(0.1)
Tax benefit	—	(0.9)	—	(0.9)
Depreciation and amortization	0.2	2.3	—	2.5
Equity based compensation	—	(0.1)	(0.1)	(0.2)
Acquisition related and severance costs	—	(1.1)	—	(1.1)
Impairment of goodwill	—	9.0	—	9.0
Loss on sale of property, plant and equipment	—	0.7	—	0.7
Adjusted EBITDA	$(6.5)	$12.0	$0.3	$5.8

Adjusted EBITDA for the three months ended March 31, 2018 increased $5.8 million to $5.2 million from a loss of  $0.6 million for the three months ended March 31, 2017. The increase by segment was as follows:

Well Services. Well Services Adjusted EBITDA increased $12.0 million to $10.9 million from a loss of $1.1 million due mainly to significant increased revenues of $32.4 million offset by a corresponding increase in cost of services of $26.7 million, as well as a decrease in acquisition related and severance costs of $1.1 million.

Processing Solutions. Processing Solutions Adjusted EBITDA increased $0.3 million to $0.8 million from $0.5 million due primarily to an increase in net income of $0.3 million.

Other. Other Adjusted EBITDA is a loss of $6.5 million due primarily to general and administrative expense of $5.7 million related to compensation and benefits, professional fees, and other general expenses. The balances included in Other reflect the reorganization and other general and administrative costs not directly attributable to Well Services or Processing Solutions. Prior to the Offering and subsequent reorganization the Well Services and Processing Solutions were run as separate companies and therefore there was no other for the three months ended March 31, 2017.

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

As of March 31, 2018,  we had cash on hand of approximately $1.1 million. Our cash on hand, expected cash flow from operations and availability under our Revolving Credit Facility (currently $16.1 million available) are expected to be sufficient to meet the Company’s liquidity requirements for the next 12 months.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in millions)
Cash flows provided by (used in) operating activities	$(1.1)	$(6.8)	$(5.7)	83.8%
Cash flows used in investing activities	(11.0)	(7.3)	3.7	50.7
Cash flows provided by financing activities	7.9	14.5	(6.6)	45.5
Net change in cash	$(4.2)	$0.4	$(4.6)	1,150.0%

Operating Activities

Net cash used in operating activities decreased $5.7 million to $1.1 million for the three months ended March 31, 2018 compared to $6.8 million for the three months ended March 31, 2017. The change in cash flows used in operating activities is attributable to a higher net loss for the Company reduced by an increase in depreciation and amortization of $2.5 million,  loss on sale of assets of $0.7 million, and the impairment to goodwill of $9.0 million.  The use of working capital cash for the three months ended March 31, 2018 increased to  $6.9 million as compared to the $4.7 million during the three months ended March 31, 2017.

Investing Activities

Net cash used in investing activities increased $3.7 million to $11.0 million for the three months ended March 31, 2018 compared to $7.3 million for the three months ended March 31, 2017. The change in cash flows used in investing activities is attributable to an increase in payments for purchases of property, plant and equipment and $4.0 million for an acquisition.

Financing Activities

Net cash provided by financing activities decreased $6.6 million to $7.9 million for the three months ended March 31, 2018 compared to $14.5 million for the three months ended March 31, 2017. The change in cash flows provided by financing activities is mostly attributable to the principal payments of $7.7 million made on the Company’s capital leases and $15.6 million of borrowings under the Company’s line of credit.

Supplemental Disclosures

We added assets worth $5.0 million that are non-cash additions in the current period. In addition we also purchased $1.3 million in assets via capital lease financing.

Working Capital

Our working capital, which we define as total current assets less total current liabilities, totaled ($4.7 million) and ($3.2 million) as of March 31, 2018 and December 31 2017, respectively.

Our Debt Agreements

In connection with the Offering and the ESCO Acquisition we issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million due on August 16, 2018 and a note for $5.8 million due on February 16, 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.

In connection with the Offering, we entered into a new credit agreement providing for a $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated by us based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $31.7 million of borrowing capacity with $16.1 million readily available under the Credit Facility as of March 31, 2018.

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

Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.50% and the applicable margin for Base Rate loans is 0.50% until August 31, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering (August 16, 2022).

In addition, the Credit Facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, we may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that our fixed charge coverage ratio is at least 1.0x for two consecutive quarters. Our Credit Facility generally permits us to make distributions required under the Tax Receivable Agreement, but a ‘‘Change of Control’’ under the Tax Receivable Agreement constitutes an event of default under our Credit Facility, and our Credit Facility does not permit us to make payments under the Tax Receivable Agreement upon acceleration of our obligations thereunder unless no event of default exists or would result therefrom and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. Our Credit Facility also requires us to maintain a fixed charge coverage ratio of at least 1.0x if our liquidity is less than $10.0 million until our liquidity is at least $10.0 million for 30 consecutive days. We are not subject to a fixed charge coverage ratio if we have no drawings under the Credit Facility and have at least $20.0 million of qualified cash.

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

Contractual and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2018:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Long-term debt obligations	$21.9	$7.0	$14.9	$—	$—
Capital lease obligations	3.2	1.3	1.9	—	—
Operating lease obligations	13.7	3.2	5.3	1.6	3.6
Purchase obligations for rigs	31.3	31.3	—	—	—
Total	$70.1	$42.8	$22.1	$1.6	$3.6

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

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in our Annual Report filed on March 13, 2018.  Except as set forth below, our critical accounting estimates and policies have not materially changed since December 31, 2017. Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers, using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance. See Note 2 – Summary of Significant Accounting Policies and Note 3 – Revenue from Contracts with Customers for more information.

The Company performs its annual goodwill impairment test at the beginning of the 4th quarter of each fiscal year.  The Company’s goodwill at the time of the annual impairment test of approximately $9.0 million was all attributable to the Company’s Well Services segment and the majority of such goodwill (approximately $7.4 million) was generated in connection with the ESCO Acquisition, which closed in connection with the Offering on August 16, 2017, which was within 45 days of the annual impairment test date.  The Company evaluated the relevant events and circumstances at that point in time and concluded that it was not more likely than not that the fair value of the Well Services reporting unit was less than its carrying amount.

Midway through the fourth quarter of 2017, the Company’s stock price started to decrease and remained that way through December 31, 2017.  The Company evaluated whether a triggering event had occurred as of December 31, 2017; however, macroeconomic conditions had improved, the oil and gas industry and related market conditions had improved (steady increase in oil pricing through December 31, 2017 and into the first quarter of 2018) and the Company’s overall financial and operating performance had improved as there was increased revenue, profitability, utilization and rates per hour in the fourth quarter.  As a result, the Company concluded that there was no triggering event at December 31, 2017.

During the first quarter of 2018 the Company identified that there was a sustained decrease in the Company’s stock price through March 31, 2018, which the Company identified as a triggering event that precipitated the need to perform a goodwill impairment test.  The Company elected to bypass the qualitative assessment and performed step 1 of the annual goodwill impairment test at March 31, 2018.  The results of the quantitative impairment test yielded a fair value of the Well Services reporting unit that was below the carrying value of the Well Services reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill.  Accordingly, all of the Company’s historical goodwill was impaired at March 31, 2018.

Due to the triggering event and goodwill impairment charged at March 31, 2018, the Company assessed whether the long-lived assets, which consist of property, plant and equipment and intangible assets, were impaired by comparing the carrying value of its long-lived assets to the estimating future undiscounted cash flows of their reporting units and concluded they were not impaired.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in the Annual Report. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward‑looking statements may include statements about:

•	our business strategy;
•	our operating cash flows, the availability of capital and our liquidity;
•	our future revenue, income and operating performance;
•	our ability to sustain and improve our utilization, revenues and margins;
•	our ability to maintain acceptable pricing for our services;
•	our future capital expenditures;
•	our ability to finance equipment, working capital and capital expenditures;
•	competition and government regulations;
•	our ability to obtain permits and governmental approvals;
•	pending legal or environmental matters;
•	marketing of oil and natural gas;
•	business or asset acquisitions, including the ESCO Acquisition;
•	general economic conditions;
•	credit markets;
•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in the Annual Report previously filed. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.

All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward‑looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward‑looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

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

Interest Rate Risk

We had an aggregate of $7.0 million outstanding under notes payable from the ESCO Acquisition at March 31, 2018, with a weighted average interest rate of 5.0% and $14.9 million outstanding on our Credit Facility with a weighted average interest rate of 5.0%. A 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.2 million per year. We do not currently hedge our interest rate exposure.

Credit Risk

The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2018, the top three trade receivable balances represented approximately 18%, 7% and 7%, respectively, of total accounts receivable. Within our Well Services segment, the top three trade receivable balances represented approximately 19%, 7% and 7%, respectively, of total Well Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 35%, 27% and 26%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2018 disclosure controls and procedures were not effective as a result of the material weakness identified during the year ended December 31, 2017. The material weakness related to the lack of sufficient qualified accounting personnel, which led to the incorrect application of generally accepted accounting principles, ineffective controls over accounting for non-routine and/or complex transactions, and ineffective controls over the financial statement close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A Common Stock are described under “Risk Factors”, included in our Annual Report. This information should be considered carefully, together with other information in this Quarterly Report and other reports and materials we file with the SEC.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number		Description
2.1††

Master Reorganization Agreement, dated as of August 10, 2017, by and among Ranger Energy Services, Inc., RNGR Energy Services, LLC, Ranger Energy Holdings, LLC, Ranger Energy Holdings II, LLC, Torrent Energy Holdings, LLC, Torrent Energy Holdings II, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 16, 2017.

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

3.2		Amended and Restated Bylaws of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.1		Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.2		Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
*10.1	†	Executive Agreement between Ranger Energy Services, LLC and Darron Anderson, effective March 6, 2017.
*10.2	†	Employment Agreement between Ranger Energy Services, LLC and J. Matthew Hooker, effective July 1, 2017.
*10.3	†	Employment Agreement between Ranger Energy Services, LLC and Robert Shaw, effective July 1, 2017.
*31.1		Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2		Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.CAL		XBRL Calculation Linkbase Document
*101.DEF		XBRL Definition Linkbase Document
*101.INS		XBRL Instance Document
*101.LAB		XBRL Labels Linkbase Document
*101.PRE		XBRL Presentation Linkbase Document
*101.SCH		XBRL Schema Document

* Filed as an exhibit to this Quarterly Report on Form 10-Q

** Furnished as an exhibit to this Quarterly Report on Form 10-Q

†  Compensatory plan or arrangement

†† Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

May 10, 2018	By:	/s/ Darron M. Anderson
	NAME:	Darron M. Anderson
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2018	By:	/s/ Robert S. Shaw Jr.
	NAME:	Robert S. Shaw Jr.
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)