Form 10-Q
period 2018-06-30
Ranger Energy Services, Inc.
filed 2018-08-08
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Emerging growth company☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2018, the registrant had 8,906,682 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$10.5	$5.3
Accounts receivable, net	43.3	32.1
Unbilled revenues	3.3	6.0
Prepaid expenses and other current assets	6.8	5.7
Assets held for sale	0.6	0.6
Total current assets	64.5	49.7
Property, plant and equipment, net	214.9	189.2
Goodwill	—	9.0
Intangible assets, net	10.4	10.8
Other assets	0.1	1.0
Total assets	$289.9	$259.7
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$33.6	$32.0
Accrued expenses	17.8	11.6
Capital lease obligations, current portion	2.8	8.0
Long-term debt, current portion	12.5	1.3
Other current liabilities	3.0	—
Total current liabilities	69.7	52.9
Capital lease obligations, less current portion	4.4	1.5
Long-term debt, less current portion	30.1	5.8
Other long-term liabilities	0.6	3.8
Total liabilities	104.8	64.0
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized, 8,906,682 shares issued and outstanding as of June 30, 2018 and 8,413,178 shares issued and outstanding as of December 31, 2017	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,866,154 shares issued and outstanding as of June 30, 2018 and December 31, 2017	0.1	0.1
Accumulated deficit	(12.6)	(6.6)
Additional paid-in capital	110.1	110.1
Total stockholders' equity	97.7	103.7
Non-controlling interest	87.4	92.0
Total stockholders' equity	185.1	195.7
Total liabilities and stockholders' equity	$289.9	$259.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Well Services	$69.1	$31.7	$128.8	$59.0
Processing Solutions	4.0	2.0	6.9	3.8
Total revenues	73.1	33.7	135.7	62.8
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	56.0	25.5	105.9	48.7
Processing Solutions	1.9	0.7	3.3	1.4
Total cost of services	57.9	26.2	109.2	50.1
General and administrative	7.2	8.4	14.2	15.6
Depreciation and amortization	7.0	4.0	13.1	7.6
Impairment of goodwill	—	—	9.0	—
Total operating expenses	72.1	38.6	145.5	73.3
Operating income (loss)	1.0	(4.9)	(9.8)	(10.5)
Other expenses
Interest expense, net	(0.5)	(1.1)	(0.9)	(1.6)
Total other expenses	(0.5)	(1.1)	(0.9)	(1.6)
Earnings (loss) before income tax expense	0.5	(6.0)	(10.7)	(12.1)
Tax expense	1.7	—	0.8	—
Net loss	(1.2)	(6.0)	(11.5)	(12.1)
Less: Net loss attributable to the Predecessor	—	(6.0)	—	(12.1)
Less: Net loss attributable to non-controlling interests	(0.5)	—	(5.1)	—
Net loss attributable to Ranger Energy Services, Inc.	(0.7)	—	(6.4)	—
Loss per common share
Basic	$(0.08)	$—	$(0.74)	$—
Diluted	$(0.08)	$—	$(0.74)	$—
Weighted average common shares outstanding
Basic	8,792,585	—	8,609,034	—
Diluted	8,792,585	—	8,609,034	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(11.5)	$(12.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13.1	7.6
Bad debt expense	0.2	0.1
Impairment of goodwill	9.0	—
Equity based compensation	1.0	0.7
Loss on sale of property, plant and equipment	0.4	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(11.4)	(5.8)
Unbilled revenue	2.6	(0.2)
Prepaid expenses and other current assets	(1.2)	(2.7)
Other assets	0.7	(2.1)
Accounts payable	3.7	6.5
Accounts payable - related party	—	(2.4)
Accrued expenses	5.8	1.9
Other long-term liabilities	(0.3)	(0.1)
Net cash provided by (used in) operating activities	12.1	(8.6)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(34.1)	(10.5)
Proceeds from sale of property, plant and equipment	3.6	—
Acquisition, net of cash received	(4.0)	—
Net cash used in investing activities	(34.5)	(10.5)
Cash Flows from Financing Activities
Borrowings under line of credit agreement	27.7	—
Borrowings on long-term debt	22.0	—
Payments on long-term debt	(13.5)	(1.6)
Borrowings on related party debt	—	17.6
Principal payments on capital lease obligations	(8.6)	(0.3)
Contributions from parent	—	4.0
Restricted cash	—	0.2
Net cash provided by financing activities	27.6	19.9
Increase in Cash and Cash equivalents	5.2	0.8
Cash and Cash Equivalents, Beginning of Year	5.3	1.6
Cash and Cash Equivalents, End of Year	$10.5	$2.4
Supplemental Cash Flow Information
Interest paid	$(0.4)	$(0.5)
Supplemental Disclosure of Noncash Investing and Financing Activity
Non-cash capital expenditures	$(10.2)	$(7.7)
Non-cash additions to fixed assets through capital lease financing	$(5.9)	$(7.6)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS
Organization
Ranger Energy Services, LLC (“Ranger Services”) was, through Ranger Energy Holdings, LLC (“Ranger Holdings”), formed by CSL Capital Management, LLC (“CSL”) in June 2014 as a provider of high‑spec well service rigs and associated services. Torrent Energy Services, LLC (“Torrent Services” and together with Ranger Services, the “Predecessor Companies”) was, through Torrent Energy Holdings, LLC (“Torrent Holdings”), acquired by CSL in September 2014 as a provider of proprietary, modular equipment for the processing of natural gas. In June 2016, CSL indirectly acquired substantially all of the assets of Magna Energy Services, LLC (“Magna”), a provider of well services and wireline services, which it contributed to Ranger Services in September 2016. In October 2016, Ranger Services acquired substantially all of the assets of Bayou Workover Services, LLC (“Bayou”), an owner and operator of high‑spec well service rigs. These unaudited interim condensed consolidated financial statements included in this quarterly report present (i) prior to August 16, 2017, the historical financial information of Ranger Services, Torrent Services, Magna and Bayou (collectively, the “Predecessor”), and (ii) subsequent to August 16, 2017, the historical information of Ranger Energy Services, Inc. (“Ranger” or the “Company”).
Ranger was incorporated as a Delaware corporation in February 2017. In conjunction with Ranger’s initial public offering (the “Offering”) of Class A common stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 and the corporate reorganization described below, Ranger is a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Services and Torrent Services, the subsidiaries through which it operates its assets. Through consummation of the corporate reorganization, Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
Reorganization
On August 10, 2017, Ranger Services, entered into a Master Reorganization Agreement (the “Master Reorganization Agreement”) with, among others, Ranger LLC, Ranger Holdings, Ranger Energy Holdings II, LLC, a Delaware limited liability company (“Ranger Holdings II”), Torrent Holdings, and Torrent Energy Holdings II, LLC, a Delaware limited liability company (“Torrent Holdings II”) and, together with Ranger Holdings, Ranger Holdings II and Torrent Holdings, the “Existing Owners”).
Subject to the terms and conditions set forth in the Master Reorganization Agreement, the parties thereto effected a series of restructuring transactions in connection with the Offering of Class A Common Stock, as a result of which:
(i) Ranger Holdings II and Torrent Holdings II contributed certain of the equity interests in the Predecessor Companies, respectively, to the Company in exchange for an aggregate of 1,683,386 shares of Class A Common Stock and an aggregate of $3.0 million to be paid to CSL Energy Holdings I, LLC, a Delaware limited liability company, and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof, and the Company contributed such equity interests to Ranger LLC in exchange for 1,638,386 units in Ranger LLC (“Ranger Units”);
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
Initial Public Offering
On August 16, 2017, the Company completed the Offering of 5,862,069 shares of its Class A Common Stock. The gross proceeds of the Offering to the Company, based on a public offering price of $14.50 per share, were $85.0 million, which resulted in net proceeds to the Company of $77.0 million, after deducting $4.2 million of underwriting discounts and commissions and $3.9 million of costs related to the Offering. These net proceeds were used to pay off the remainder of its long term debt of $10.4 million, fund $45.2 million for the cash portion of the ESCO Acquisition (as defined herein) and pay $0.7 million for cash bonuses to certain employees. The remaining $20.7 million of net proceeds were used to fund capital expenditures and general business expenses.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2017 and 2016 included in the Annual Report filed with the SEC on March 13, 2018. There have been no changes in such policies or the application of such policies during the three and six months ended June 30, 2018 except as discussed in Note 3 – Revenue from Contracts with Customers.
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
Emerging Growth Company status
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑2, Leases, amending the current accounting for leases. Under the new provisions, all lessees will report a right‑of‑use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016‑2 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses. The amendments in ASU 2016‑13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016‑13 amends the accounting for credit losses on available‑for‑sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not expect this to have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017‑4, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017‑4 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company adopted this guidance for its current annual and interim goodwill impairment testing as of January 1, 2018. The ASU impacted how the Company tests goodwill for impairment as it eliminates the second step of the goodwill impairment test thus effectively calculating impairment loss based on the difference between the carrying value and estimated fair value of the reporting units.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: which allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. federal income tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company does not expect this to have a material impact on its consolidated financial statements.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance. The provisions of ASC 606 were applied to contracts not completed at January 1, 2018. There was no impact upon adoption of ASC 606. As a result, no disclosure of the impact for each financial statement line items is applicable.
In determining the appropriate amount of revenue to be recognized as the Company fulfills the obligations under its contracts with customers, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
Disaggregated Revenue
The following table summarizes our disaggregated revenues for the three months and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Well Services revenue
Workover rigs revenue	$41.3	$23.8	$78.9	$45.6
Other Well Services revenue	27.8	7.9	49.9	13.4
Total Well Services revenue	69.1	31.7	128.8	59.0
Processing Solutions revenue	4.0	2.0	6.9	3.8
Total Revenue	$73.1	$33.7	$135.7	$62.8

Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $3.3 million as of June 30, 2018 and $6.0 million as of December 31, 2017, respectively. Substantially all of the unbilled trade receivables as of December 31, 2017 were invoiced during the six months ended June 30, 2018.
The Company does not have any contract liabilities included in the consolidated balance sheet as of June 30, 2018 and December 31, 2017.
NOTE 4. ACQUISITIONS
ESCO Acquisition
On August 16, 2017, Ranger LLC acquired 49 high-spec well service rigs, certain ancillary equipment and certain of its liabilities (the “ESCO Acquisition”). In connection with the closing of the Offering on August 16, 2017, the Company closed on the ESCO Acquisition for total consideration of $59.7 million, consisting of $47.7 million in cash, $7.0 million in secured seller notes and $5.0 million in shares of Ranger’s Class A Common Stock based on the Offering price of $14.50 per share.
The ESCO Acquisition assets were primarily engaged in the completion, repair and workover of oil and gas wells for its customers. The ESCO Acquisition is being accounted for as a business combination. Goodwill was recorded in conjunction with the ESCO Acquisition as the total purchase consideration exceeded the approximated fair value of assets acquired and liabilities assumed.
The following information below represents the purchase price allocation related to the ESCO Acquisition (in millions):

Purchase price
Cash	$47.7
Seller's notes	7.0
Equity issued	5.0
Total purchase price	$59.7
Purchase price allocation
Accounts receivable	$6.6
Property, plant and equipment	45.9
Intangible assets	2.2
Other assets	0.3
Total assets acquired	55.0
Accounts payable	(0.5)
Accrued expenses	(2.2)
Total liabilities assumed	(2.7)
Goodwill	7.4
Allocated purchase price	$59.7
The following is supplemental pro-forma revenue, operating loss, and net loss had the ESCO Acquisition occurred as of January 1, 2017.  (in millions):

	Six Months Ended June 30,
	2018	2017
Supplemental Pro Forma:
Revenue	$135.7	$83.6
Operating Loss	$(9.8)	$(11.6)
Net Loss	$(11.5)	$(13.2)
The supplemental pro forma revenue, operating loss, and net loss are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the ESCO Acquisition assets since January 1, 2017.
The Company reported revenue during the three and six months ended June 30, 2018 that included $9.6 million and $19.2 million, respectively, generated from the assets acquired in connection with the ESCO Acquisition.

MVCI Acquisition
On January 31, 2018, the Company closed on the acquisition of MVCI Energy Services (“MVCI Acquisition”) for a total consideration of $4.0 million in cash. The MVCI Acquisition assets were primarily engaged in well testing services for its customers. The MVCI Acquisition is being accounted for as a business combination. The Company evaluated its purchase allocation and has reported $4.0 million on its consolidated balance sheets as property, plant and equipment. The pro forma results of operations for the MVCI Acquisition is not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations.
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
NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment include the following (in millions):

	Estimated Useful Life (years)	June 30, 2018	December 31, 2017
Machinery and equipment	5 - 30	$3.7	$3.7
Vehicles	3 - 5	6.3	2.6
Mechanical refrigeration units	30	17.3	17.1
NGL storage tanks	15	4.3	4.3
Workover rigs	5 - 20	204.9	174.9
Other property, plant and equipment	3 - 30	15.6	12.0
Property, plant and equipment		252.1	214.6
Less: accumulated depreciation		(37.2)	(25.4)
Property, plant and equipment, net		$214.9	$189.2
Depreciation expense was $12.6 million and $7.3 million for the six months ending June 30, 2018 and 2017, respectively. Depreciation expense was $6.8 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Goodwill was $9.0 million as of December 31, 2017. During the six months ended June 30, 2018 the Company identified a triggering event as it relates to goodwill as a result of a sustained decrease in stock price of the Company. As a result, the Company performed a quantitative impairment test which yielded an impairment charge. The Company recorded an impairment of goodwill of $9.0 million. As of June 30, 2018 there is no goodwill on the Company's consolidated balance sheet.
During the six months ended June 30, 2018, the Company had nonrecurring fair value measurements related to the impairment of goodwill. The fair values were determined through the use of a blended market and income approach, which represent Level 3 measurements within the fair value hierarchy.
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2018	December 31, 2017
Tradenames	3	$0.1	$0.1
Customer relationships	10-18	11.4	11.4
Less: accumulated amortization		(1.1)	(0.7)
Intangible assets, net		$10.4	$10.8
Amortization expense was $0.4 million and $0.3 million for the six months ending June 30, 2018 and 2017, respectively. Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the period ending June 30,	Amount
2018	$0.4
2019	0.8
2020	0.7
2021	0.7
2022	0.7
Thereafter	7.1
$10.4
Due to the triggering event and goodwill impairment charged at March 31, 2018, the Company assessed whether the long-lived assets, which consist of property, plant and equipment and intangible assets, were impaired by comparing the carrying value of its long-lived assets to the estimating future undiscounted cash flows of their reporting units and concluded they were not impaired.
NOTE 8. ACCRUED EXPENSES
Accrued expenses include the following (in millions):

	June 30, 2018	December 31, 2017
Accrued payables	$8.0	$4.8
Accrued payroll	6.2	2.9
Accrued taxes	2.9	1.4
Accrued insurance	0.7	2.5
Accrued expenses	$17.8	$11.6
NOTE 9. CAPITAL LEASES
The Company leases certain assets under capital leases which expire at various dates through 2021. The assets and liabilities under capital leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. Amortization expense of assets under capital leases was $1.1 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense of assets under capital leases was $0.9 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively.
Aggregate future minimum lease payments under capital leases are as follows (in millions):

For the period ending June 30,	Total
2018	$1.5
2019	3.0
2020	2.7
2021	1.1
Total future minimum lease payments	8.3
Less: amount representing interest	(1.1)
Present value of future minimum lease payments	7.2
Less: current portion of capital lease obligations	(2.8)
Total capital lease obligations, less current portion	$4.4

NOTE 10. LONG‑TERM DEBT
Long‑term debt consists of the following (in millions):

	June 30, 2018	December 31, 2017
Long-term debt, net of issuance costs	$21.3	$—
Credit Facility, net of issuance costs	14.3	0.1
Other long-term debt	7.0	7.0
Current portion of long-term debt	(12.5)	(1.3)
Long term-debt, less current portion	$30.1	$5.8
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
Borrowings under the Credit Facility bear interest, at the Company’s election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on the Company’s average excess availability under the Credit Facility. The applicable margin for LIBOR loans are 1.50% and the applicable margin for Base Rate loans are 0.50% until August 31, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on August 16, 2022. As of June 30, 2018 the Credit Facility had an effective interest rate of 3.5%
In addition, the Credit Facility restricts the Company’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if the fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, the Company may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that the Company’s fixed charge coverage ratio is at least 1.0x for two consecutive quarters. The Credit Facility generally permits the Company to make distributions required under the Tax Receivable Agreement, but a ‘‘Change of Control’’ under the Tax Receivable Agreement constitutes an event of default under the Credit Facility, and the Credit Facility does not permit the Company to make payments under the Tax Receivable Agreement upon acceleration of its obligations thereunder unless no event of default exists or would result therefrom and the Company has been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. The Credit Facility also requires the Company to maintain a fixed charge coverage ratio of at least 1.0x if the Company’s liquidity is less than $10.0 million until the Company’s liquidity is at least $10.0 million for 30 consecutive days. The Company is not to be subject to a fixed charge coverage ratio if it has no drawings under the Credit Facility and has at least $20.0 million of qualified cash.
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
As of June 30, 2018, the Company has borrowed $15.0 million under the Credit Facility. The Company has a total borrowing capacity of approximately $31.7 million under the Credit Facility, with approximately $16.7 million available as of June 30, 2018. The Company is in compliance with the Credit Facility covenants as of June 30, 2018.
The Company capitalized fees of $0.7 million associated with the Credit Facility described above, which are included in the unaudited interim condensed consolidated balance sheets as a discount to the Credit Facility, and will amortize these fees over the life of the Credit Facility. Unamortized debt issuance costs as of June 30, 2018 totaled $0.7 million.
On June 22, 2018, the Company, entered into a Master Financing and Security Agreement ("Financing Agreement") with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement is contemplated to be not less than $35.0 million, but shall not exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which amount shall be used by the Borrowers to acquire certain capital equipment. Subsequent financings shall be made as agreed by the Borrowers and Lender. Amounts outstanding under the Financing Agreement are payable ratably over the next 48 months. Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate ("LIBOR"), 2.0% as of June 30, 2018. The Financing Agreement requires that the Company maintain leverage ratios of 5.00 to 1.00 as of September 30, 2018, 3.50 to 1.00 as of December 31, 2018 and 2.50 to 1.00 for periods thereafter.
As of June 30, 2018, the Company has borrowed $22.0 million under the Financing Agreement. The Company was in compliance with the covenants under the Financing Agreement as of June 30, 2018. The future payments for the Financing Agreement are as follows (in millions):

For the year ended	Total
2018	$2.8
2019	5.5
2020	5.5
2021	5.5
2022	2.7
Total	$22.0
The Company's capitalized fees of $0.7 million associated with the Financing Agreement described above, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will amortize these fees over the life of the Financing Agreement. Unamortized debt issuance costs as of June 30, 2018 totaled $0.7 million.
NOTE 11. RISK CONCENTRATIONS
Customer Concentrations
For the six months ended June 30, 2018, one customer (EOG Resources —Well Services segment) accounted for approximately 22% of the Company’s total revenues. For the three months ended June 30, 2018, one customer (EOG Resources—Well Services segment) accounted for approximately 23% of the Company’s total revenues. At June 30, 2018, approximately 18% of the accounts receivable balance was due from this customer.
For the six months ended June 30, 2017, two customers (EOG Resources and PDC Energy —Well Services segment) accounted for approximately 15% and 25%, respectively, of the Company’s total revenues. For the three months ended June 30, 2017, two customers (EOG Resources and PDC Energy—Well Services segment) accounted for approximately 13% and 23%, respectively, of the Company’s total revenues. At June 30, 2017, approximately 21% of the accounts receivable balance was due from these customers.

NOTE 12.  EQUITY BASED COMPENSATION AND PROFIT INTERESTS AWARDS
Long-term Incentive Plan
On August 10, 2017, the board of directors adopted the Ranger Energy Services, Inc. 2017 Long-term Incentive Plan (“LTIP”) for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) nonstatutory stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 1,250,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the board of directors or an alternative committee appointed by the board of directors. As of June 30, 2018 there have been 508,302 restricted shares granted under the LTIP.
Time Based Restricted Stock
During the six months ended June 30, 2018 there were 498,302 restricted shares issued. The total grant date fair value of these restricted shares was $4.1 million. Stock-based compensation expense recorded for restricted shares for the six months ended June 30, 2018, was $0.5 million. There was approximately $3.6 million of unrecognized compensation expense related to outstanding restricted shares as of June 30, 2018, which is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes the changes in the restricted shares outstanding for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at December 31, 2017	10,000	$9.43	2.4 years
Granted	498,302	8.24	2.7 years
Forfeited	(14,798)
Vested	(4,648)
Unvested at June 30, 2018	488,856	$8.26	2.6 years
Market Based Performance Restricted Stock Units
During the three months ended June 30, 2018, the Company granted 39,715 target shares of market based performance restricted stock units at a grant date fair value of $8.59 per share to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company's total shareholder return as compared to the total shareholder return of the peer group identified by the board of directors. As of June 30, 2018, there was $0.3 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.
During the three months ended June 30, 2018, the Company granted 39,715 target shares of market based performance restricted stock units at a grant date fair value of $4.38 per share to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. The performance criteria applicable to such awards is absolute total shareholder return, which measures the Company's total shareholder return as compared to the value of the Company's Class A Common Stock at the time of the Offering of $14.50. As of June 30, 2018, there was $0.2 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.
During the six months ending June 30, 2018 and 2017, the Company recognized compensation expense with respect to the Class C and Class D units issued by Ranger Holdings and Torrent Holdings of $0.4 million and $0.7 million, respectively. The total unrecognized compensation cost related to unvested awards at June 30, 2018 is $1.0 million and is expected to be recognized over the next 2 years.

NOTE 13. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the Offering and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated financial statements. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2018 and 2017 was 7.3% and 0.0%, respectively. Total income tax expense for the three and six months ended June 30, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due primarily to state taxes and changes in the valuation allowance recorded against deferred tax assets.  The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
NOTE 14. NON-CONTROLLING INTERESTS
The Company has ownership interests in Ranger LLC, which is consolidated within the Company’s financial statements but is not wholly owned by the Company. During the six months ended June 30, 2018, the Company reports a non-controlling interest representing the Ranger Units. Changes in the Company’s ownership interest in Ranger LLC while it retains its controlling interest are accounted for as equity transactions.
NOTE 15.  LOSS PER SHARE
Loss per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock.
Losses related to periods prior to the reorganization and the Offering are attributable to the Predecessor. The following table presents the Company’s calculation of basic and diluted loss per share for the three and six months ended June 30, 2018 (dollars in millions, except share and per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Loss (numerator):
Basic:
Net loss attributable to Ranger Energy Services, Inc.	$(0.7)	$(6.4)
Less: Net loss attributable to Class B Common Stock	—	—
Net loss attributable to Class A Common Stock	$(0.7)	$(6.4)

Diluted:
Net loss attributable to Ranger Energy Services, Inc.	$(0.7)	$(6.4)
Less: Net loss attributable to Class B Common Stock	—	—
Net loss attributable to Class A Common Stock	$(0.7)	$(6.4)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,792,585	8,609,034
Weighted average number of shares - diluted	8,792,585	8,609,034

Basic loss per share	$(0.08)	$(0.74)

Diluted loss per share	$(0.08)	$(0.74)
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
Employee Severance
During 2017, the Company terminated the employment of one of its officers. As a result, the former officer became entitled to severance payments of $0.7 million. In addition, the Company severed other officers and employees. As of June 30, 2018, the Company has $0.8 million of severance liability recorded in the accompanying condensed consolidated financial statements.
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
Other. The Company incurs costs, indicated as Other, that are not allocable to either of the operating segments, and includes mostly corporate general and administrative expenses as well as depreciation of office furniture and fixtures and other corporate assets. Prior to the Offering and subsequent reorganization, the Well Services and Processing Solutions segments were run as separate companies, therefore there were no such costs or assets.
Segment information as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

	Other	Well Services	Processing Solutions	Total
	Three months ended June 30, 2018
Revenues	$—	$69.1	$4.0	$73.1
Cost of services	$—	$56.0	$1.9	$57.9
Depreciation and amortization	$0.2	$6.4	$0.4	$7.0
Impairment of goodwill	$—	$—	$—	$—
Operating income (loss)	$(6.1)	$6.1	$1.0	$1.0
Interest expense, net	$(0.5)	$—	$—	$(0.5)
Net income (loss)	$(6.7)	$4.5	$1.0	$(1.2)
Capital expenditures	$0.5	$20.4	$0.9	$21.8
	Six months ended June 30, 2018
Revenues	$—	$128.8	$6.9	$135.7
Cost of services	$—	$105.9	$3.3	$109.2
Depreciation and amortization	$0.4	$12.1	$0.6	$13.1
Impairment of goodwill	$—	$9.0	$—	$9.0
Operating income (loss)	$(14.4)	$1.6	$3.0	$(9.8)
Interest expense, net	$(0.9)	$—	$—	$(0.9)
Net income (loss)	$(13.1)	$0.1	$1.5	$(11.5)
Capital expenditures	$0.5	$30.5	$3.1	$34.1
	As of June 30, 2018
Property, plant and equipment	$6.6	$180.0	$28.3	$214.9
Total assets	$6.6	$251.7	$31.6	$289.9

	Other	Well Services	Processing Solutions	Total
	Three months ended June 30, 2017
Revenues	$—	$31.7	$2.0	$33.7
Cost of services	$—	$25.5	$0.7	$26.2
Depreciation and amortization	$—	$3.8	$0.2	$4.0
Impairment of goodwill	$—	$—	$—	$—
Operating income (loss)	$—	$(5.1)	$0.2	$(4.9)
Interest expense, net	$—	$(1.0)	$(0.1)	$(1.1)
Net income (loss)	$—	$(6.2)	$0.2	$(6.0)
Capital expenditures	$—	$8.2	$1.1	$9.3
	Six Months Ended June 30, 2017
Revenues	$—	$59.0	$3.8	$62.8
Cost of services	$—	$48.7	$1.4	$50.1
Depreciation and amortization	$—	$7.1	$0.5	$7.6
Impairment of goodwill	$—	$—	$—	$—
Operating income (loss)	$—	$(10.9)	$0.4	$(10.5)
Interest expense, net	$—	$(1.5)	$(0.1)	$(1.6)
Net income (loss)	$—	$(12.5)	$0.4	$(12.1)
Capital expenditures	$—	$19.9	$1.2	$21.1
	As of December 31, 2017
Property, plant and equipment	$6.4	$157.4	$25.4	$189.2
Total assets	$6.4	$225.1	$28.2	$259.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). We assume no obligation to update any of these forward‑looking statements.
Overview
We are one of the largest providers of high‑spec well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 136 well service rigs are among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore E&P companies that require completion and production services at increasing lateral lengths. Our high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support, such as milling out composite plugs used during hydraulic fracturing; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. In addition to our core well service rig operations, we offer a suite of complementary services, including wireline, snubbing, well testing, fluid management and well service-related equipment rentals. We also provide rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. In addition, we own and operate a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or centrawl gathering points. We have operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays.
Our Predecessor and Ranger Energy Services, Inc.
The Company was formed on February 17, 2017, and did not conduct any material business operations prior to the transactions described under “–Initial Public Offering” other than certain activities related to the Offering. Our Predecessor consists of Ranger Services and Torrent Services on a combined consolidated basis. In connection with the transactions described in Note 1 – Organization and Business Operations – Reorganization, the Existing Owners contributed the equity interests in the Predecessor Companies to us in exchange for shares of our Class A Common Stock, Ranger Units and shares of our Class B Common Stock.
Ranger Inc. was, through Ranger Holdings, formed by CSL in June 2014 as a provider of high‑spec well service rigs and associated services. Torrent Services was, through Torrent Holdings, acquired by CSL in September 2014 as a provider of proprietary, modular equipment for the processing of natural gas. In June 2016, CSL indirectly acquired substantially all of the assets of Magna, a provider of well services and wireline services, which it contributed to Ranger Services in September 2016. In October 2016, Ranger Services acquired substantially all of the assets of Bayou, an owner and operator of high‑spec well service rigs. The historical condensed consolidated financial information included in this Quarterly Report presents (i) prior to August 16, 2017, the historical financial information of the Predecessor Companies, including, as applicable, the results of operations of Magna and Bayou for periods subsequent to their respective acquisitions and (ii) subsequent to August 16, 2017, the historical financial information of the Company. The historical condensed consolidated financial information of our Predecessor is not indicative of the results that may be expected in any future periods. For more information, please see the historical condensed consolidated related notes thereto included elsewhere in this Quarterly Report.
On August 16, 2017, we acquired 49 high-spec well service rigs, certain ancillary equipment and certain liabilities. The ESCO Acquisition is included in our consolidated financial results from the date of acquisition onward.
We conduct our operations through two segments: Well Services and Processing Solutions. Our Well Services segment has historically consisted of the results of operations of Ranger Services and, as applicable, Magna, Bayou and the ESCO Acquisition assets from their respective acquisition dates, while our Processing Solutions segment has historically consisted of the results of operations of Torrent Services. Our Well Services segment provides high‑spec well service rigs and complementary equipment and services in the United States, with a focus on technically demanding unconventional horizontal well completion, workover and maintenance operations. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our Processing Solutions segment engages in the rental, installation, commissioning, start‑up, operation and maintenance of mechanical refrigeration units (“MRUs”), natural gas liquids (“NGL”) stabilizer units, NGL storage units and related equipment. We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays. For additional information about our assets and operations, please see Note 17 - Segment Reporting, to the unaudited interim condensed consolidated financial statements.
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
How We Evaluate Our Operations
Our management uses a variety of metrics to analyze our operating results and profitability. These metrics include, among others, the following:

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
The primary factors that have historically impacted, and will likely continue to impact, our actual aggregate well service rig hours for any specified period are (i) customer demand, which is influenced by factors such as commodity prices, the complexity of well completion operations and technological advances in our industry, and (ii) our ability to meet such demand, which is influenced by changes in our fleet size and resulting rig availability, as well as weather, employee availability and related factors. The primary factors that have historically impacted, and will likely continue to impact, the aggregate number of well service rigs in our fleet during any specified period are the extent and timing of changes in the size of our well service rig fleet to meet short-term and expected long-term demand, and our ability to successfully maintain a fleet capable of ensuring sufficient, but not excessive, rig availability to meet such demand.
For the six months ended June 30, 2018 and 2017, our rig utilization as measured by average monthly hours per rig was approximately 186 hours and 203 hours, respectively. Actual aggregate operating well service rig hours increased from approximately 82,200 in the six months ended June 30, 2017, to approximately 149,800 in the six months ended June 30, 2018.  The increase in rig hours resulted from an increase in the average number of well service rigs in our active fleet from 71 during the six months ended June 30, 2017 to 136 during the six months ended June 30, 2018, and a corresponding increase in our potential aggregate well service rig hours. For the six months ended June 30, 2018 and 2017, our average revenue per rig hour was approximately $500 and $462, respectively.
For the three months ended June 30, 2018 and 2017, our rig utilization as measured by average monthly hours per rig was approximately 187 hours and 213 hours, respectively. Actual aggregate operating well service rig hours increased from approximately 43,100 in the three months ended June 30, 2017 to approximately 76,200 in the three months ended June 30, 2018.  The increase in rig hours resulted from an increase in the average number of well service rigs in our active fleet from 68 during the three months ended June 30, 2017 to 136 during the three months ended June 30, 2018, and a corresponding increase in our potential aggregate well service rig hours. For the three months ended June 30, 2018 and 2017, our average revenue per rig hour was approximately $513 and $487, respectively.

Factors Impacting the Comparability of Results of Operations
ESCO Acquisition
Our Predecessor’s historical condensed consolidated financial statements for the six months ended June 30, 2017 do not include the results of operations for the assets we acquired in the ESCO Acquisition. As a result, our Predecessor’s historical financial data does not give you an accurate indication of what our actual results would have been if the ESCO Acquisition had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Please see Note 4 – Acquisitions, to see the supplemental pro forma financial disclosures for the six months ended June 30, 2017.
Reorganization
On August 10, 2017, we entered into the Master Reorganization Agreement with, among others, Ranger LLC and the Existing Owners.
Subject to the terms and conditions set forth in the Master Reorganization Agreement, the parties thereto effected a series of restructuring transactions in connection with the Offering of Class A Common Stock, as a result of which:
(i) Ranger Holdings II and Torrent Holdings II contributed certain of the equity interests in Ranger Services, and Torrent Services, respectively, to the Company in exchange for an aggregate of 1,638,386 shares of Class A Common Stock and an aggregate of $3.0 million to be paid to CSL Energy Holdings I, LLC, a Delaware limited liability company, and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the Offering price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof, and the Company contributed such equity interests to Ranger LLC in exchange for 1,638,386 Ranger Units;
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
The foregoing transactions were undertaken in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. As a result of these transactions, Ranger LLC became a subsidiary of the Company and the Predecessor Companies became wholly owned subsidiaries of Ranger LLC.
In connection with the Offering, we entered into a Tax Receivable Agreement (the "Tax Receivable Agreement") with certain of the Ranger Unit holders and their permitted transferees (each such person, a "TRA Holder" and, together, the "TRA Holders"). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using the estimated impact of state and local taxes) or are deemed to realize in certain circumstances in periods following the Offering as a result of (i) certain increases in tax basis that occur as a result of our acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder's Ranger Units in connection with the Offering or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Amended and Restated Limited Liability Company Agreement of Ranger LLC) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings.
Income Taxes
Ranger Inc. is a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, is subject to U.S. federal, state and local income taxes. Although the Predecessor Companies are subject to franchise tax in the State of Texas (at less than 1% of modified pre‑tax earnings), they have historically passed through their taxable income to their owners for U.S. federal and other state and local income tax purposes and thus were not subject to U.S. federal income taxes or other state or local income taxes. Accordingly, the financial data attributable to our Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality other than franchise tax in the State of Texas. We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
Results of Operations
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
The following table sets forth our Predecessor’s selected operating data for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

	June 30,		Change
	2018	2017	$	%
Revenues:
Well Services	$69.1	$31.7	$37.4	118%
Processing Solutions	4.0	2.0	2.0	100%
Total revenues	73.1	33.7	39.4	117%
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	56.0	25.5	30.5	120%
Processing Solutions	1.9	0.7	1.2	171%
Total cost of services	57.9	26.2	31.7	121%
General and administrative	7.2	8.4	(1.2)	(14)%
Depreciation and amortization	7.0	4.0	3.0	75%
Total operating expenses	72.1	38.6	33.5	87%
Operating income (loss)	1.0	(4.9)	5.9	(120)%
Other expenses
Interest expense, net	(0.5)	(1.1)	0.6	(55)%
Total other expenses	(0.5)	(1.1)	0.6	(55)%
Income (loss) before income tax expense	0.5	(6.0)	6.5	(108)%
Tax expense	1.7	—	1.7
Net loss	$(1.2)	$(6.0)	$8.2	(137)%
Revenues. Revenues for the three months ended June 30, 2018 increased $39.4 million, or 117%, to $73.1 million from $33.7 million for the three months ended June 30, 2017. The increase in revenues by segment was as follows:
Well Services. Well Services revenues for the three months ended June 30, 2018 increased $37.4 million, or 118%, to $69.1 million from $31.7 million for the three months ended June 30, 2017. The increase was due to an increased number of rigs, to an average of 136 rigs from an average of 68 rigs, providing workover rig services, which accounted for $19.8 million, or 53% of the segment increase. Approximately $9.6 million of the increase in workover rig services was due to the ESCO Acquisition. The increase in workover rig services included a 77% increase in total rig hours to 76,200 from 43,100 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. In addition, our wireline business accounted for $18.8 million of the increase in revenues due to the fact that the majority of this business commenced operation in the Permian Basin during 2018.
Processing Solutions. Processing Solutions revenues for the three months ended June 30, 2018 increased $2.0 million, or 100%, to $4.0 million from $2.0 million for the three months ended June 30, 2017. The increase was primarily attributable to the additional compressors, tanks and generators we have rented to customers as well as additional mobilization revenue due to additional equipment going to customers.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended June 30, 2018 increased $31.7 million, or 121%, to $57.9 million from $26.2 million for the three months ended June 30, 2017. As a percentage of revenue, cost of services was 79% for the three months ended June 30, 2018 and 2017. The increase in cost of services by segment was as follows:

Well Services. Well Services cost of services for the three months ended June 30, 2018 increased $30.5 million, or 120% to $56.0 million from $25.5 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities; notably employee costs and repair and maintenance costs.
Processing Solutions. Processing Solutions cost of services for the three months ended June 30, 2018 increased $1.2 million, or 171%, to $1.9 million from $0.7 million for the three months ended June 30, 2017. The increase was primarily attributable to increases in new equipment and the mobilization costs incurred which corresponds with additional revenues.
General & Administrative. General and administrative expenses for the three months ended June 30, 2018 decreased $1.2 million, or 14%, to $7.2 million from $8.4 million for the three months ended June 30, 2017. The decrease in general and administrative expenses by segment was as follows:
Well Services and other.  Well Services general and administrative expenses for the three months ended June 30, 2018 decreased $1.1 million, or 15%, to $6.4 million from $7.4 million for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in expenses due to the expenses for professional costs and other costs associated with the Offering in 2017.
Processing Solutions. Processing Solutions general and administrative expenses for the three months ended June 30, 2018 decreased $0.1 million to $0.7 million from $0.8 million for the three months ended June 30, 2017.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2018 increased $3.0 million, or 75%, to $7.0 million from $4.0 million for the three months ended June 30, 2017. The increase in depreciation and amortization expense by segment was as follows:
Well Services and other.  Well Services depreciation and amortization expense for the three months ended June 30, 2018 increased $2.8 million, or 74%, to $6.6 million from $3.8 million for the three months ended June 30, 2017. The increase was primarily attributable to fixed assets that were put in service during the second half of 2017 and the six months ended June 30, 2018, which includes the assets acquired as part of the ESCO Acquisition.
Processing Solutions. Processing Solutions depreciation and amortization expense was $0.4 million for the three months ended June 30, 2018 compared to $0.2 million for the three months ended June 30, 2017.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2018 decreased $0.6 million, or 55% , to $0.5 million from $1.1 million for the three months ended June 30, 2017. The decrease to interest expense, net was attributable to the changes in the average borrowings as well as the interest rates of our various debt instruments during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
The following table sets forth our Predecessor’s selected operating data for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

	June 30,		Change
	2018	2017	$	%
Revenues:
Well Services	128.8	59.0	$69.8	118%
Processing Solutions	6.9	3.8	3.1	82%
Total revenues	135.7	62.8	72.9	116%
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	105.9	48.7	57.2	117%
Processing Solutions	3.3	1.4	1.9	136%
Total cost of services	109.2	50.1	59.1	118%
General and administrative	14.2	15.6	(1.4)	(9)%
Depreciation and amortization	13.1	7.6	5.5	72%
Impairment of goodwill	9.0	—	9.0	—
Total operating expenses	145.5	73.3	72.2	98%
Operating loss	(9.8)	(10.5)	0.7	(7)%
Other expenses
Interest expense, net	(0.9)	(1.6)	0.7	(44)%
Total other expenses	(0.9)	(1.6)	0.7	(44)%
Loss before income tax expense	(10.7)	(12.1)	1.4	(12)%
Tax expense	0.8	—	0.8	—
Net loss	$(11.5)	$(12.1)	$0.6	(5)%
Revenues. Revenues for the six months ended June 30, 2018 increased $72.9 million, or 116%, to $135.7 million from $62.8 million for the six months ended June 30, 2017. The increase in revenues by segment was as follows:
Well Services. Well Services revenues for the six months ended June 30, 2018 increased $69.8 million, or 118%, to $128.8 million from $59.0 million for the six months ended June 30, 2017. The increase was due to an increased number of well service rigs, to an average of 136 rigs from an average of 63 rigs, providing workover rig services, which accounted for $38.8 million, or 56% of the segment increase. Approximately $19.2 million of the increase in workover rig services was due to the ESCO Acquisition. The increase in workover rig services included an 82% increase in total rig hours to 149,800 from 82,200 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. In addition, our wireline business accounted for $31.9 million of the increase in revenues due to the fact that the majority of this business commenced operation in the Permian Basin during 2018.
Processing Solutions. Processing Solutions revenues for the six months ended June 30, 2018 increased $3.1 million, or 82%, to $6.9 million from $3.8 million for the six months ended June 30, 2017. The increase was primarily attributable to additional compressors, tanks, and generator rentals and the additional mobilization revenue associated with such rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the six months ended June 30, 2018 increased $59.1 million, or 118%, to $109.2 million from $50.1 million for the six months ended June 30, 2017. As a percentage of revenue, cost of services was 80% for the six months ended June 30, 2018 and 2017. The increase in cost of services by segment was as follows:
Well Services. Well Services cost of services for the six months ended June 30, 2018 increased $57.2 million, or 117%, to $105.9 million from $48.7 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities; notably employee costs and repair and maintenance costs.
Processing Solutions. Processing Solutions cost of services for the six months ended June 30, 2018 increased $1.9 million, or 136%, to $3.3 million from $1.4 million for the six months ended June 30, 2017. The increase was primarily attributable to increases in new equipment rentals and the mobilization costs incurred in connection with such rental corresponding to additional revenues.

General & Administrative. General and administrative expenses for the six months ended June 30, 2018 decreased $1.4 million, or 9%, to $14.2 million from $15.6 million for the six months ended June 30, 2017. The decrease in general and administrative expenses by segment was as follows:
Well Services and other.  Well Services general and administrative expenses for the six months ended June 30, 2018 decreased $1.3 million, or 9%, to $12.7 million from $14.0 million for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease in expenses due to the expenses for professional and other costs associated with the Offering in 2017.
Processing Solutions. Processing Solutions general and administrative expenses for the six months ended June 30, 2018 decreased $0.1 million to $1.4 million from $1.5 million for the three months ended June 30, 2017.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2018 increased $5.5 million, or 72%, to $13.1 million from $7.6 million for the six months ended June 30, 2017. The increase in depreciation and amortization expense by segment was as follows:
Well Services and other.  Well Services depreciation and amortization expense for the six months ended June 30, 2018 increased $5.4 million, or 76%, to $12.5 million from $7.1 million for the six months ended June 30, 2017. The increase was primarily attributable to fixed assets that were put in place during the second half of 2017 and the six months ended June 30, 2018, including those acquired as part of the ESCO Acquisition.
Processing Solutions. Processing Solutions depreciation and amortization expense was $0.6 million for the six months ended June 30, 2018 compared to $0.5 million for the six months ended June 30, 2017.
Impairment of goodwill.  Impairment of goodwill for the six months ended June 30, 2018 was $9.0 million compared to no impairment for the six months ended June 30, 2017. During the six months ended June 30, 2018 we identified that there was a sustained decrease in the Company’s stock price, which we identified as a triggering event that precipitated the need to perform a goodwill impairment test. The results of the quantitative impairment test yielded a fair value of the Well Services reporting unit that was below the carrying value of the Well Services reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill. Therefore we recorded an impairment charge based on the excess of our carrying amount over the fair value, please see Note 7 – Goodwill and Intangible Assets to the unaudited interim condensed consolidated financial statements.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2018 decreased $0.7 million, or 44%, to $0.9 million from $1.6 million for the six months ended June 30, 2017. The decrease to interest expense, net was attributable to the changes in the average borrowings as well as the interest rates of the various debt instruments during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization, equity‑based compensation, IPO and acquisition‑related and severance costs, impairment of goodwill, gain or loss on sale of assets and certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30, 2018
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(6.7)	$4.5	$1.0	$(1.2)
Interest expense, net	0.5	—	—	0.5
Tax expense	—	1.8	—	1.8
Depreciation and amortization	0.2	6.5	0.3	7.0
Equity based compensation	—	0.8	—	0.8
IPO, Acquisition, and severance costs	0.3	0.3	—	0.6
Impairment of goodwill	—	—	—	—
Loss on property, plant and equipment	—	0.2	—	0.2
Adjusted EBITDA	$(5.7)	$14.1	$1.3	$9.7

	Three Months Ended
	June 30, 2017
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$—	$(6.2)	$0.2	$(6.0)
Interest expense, net	—	1.1	—	1.1
Tax expense	—	—	—	—
Depreciation and amortization	—	3.7	0.3	4.0
Equity based compensation	—	0.4	—	0.4
IPO, Acquisition, and severance costs	—	3.9	—	3.9
Impairment of goodwill	—	—	—	—
Loss on property, plant and equipment	—	—	—	—
Adjusted EBITDA	$—	$2.9	$0.5	$3.4

	Change $
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(6.7)	$10.7	$0.8	$4.8
Interest expense, net	0.5	(1.1)	—	(0.6)
Tax expense	—	1.8	—	1.8
Depreciation and amortization	0.2	2.8	—	3.0
Equity based compensation	—	0.4	—	0.4
IPO, Acquisition, and severance costs	0.3	(3.6)	—	(3.3)
Impairment of goodwill	—	—	—	—
Loss on property, plant and equipment	—	0.2	—	0.2
Adjusted EBITDA	$(5.7)	$11.2	$0.8	$6.3
Adjusted EBITDA for the three months ended June 30, 2018 increased $6.3 million to $9.7 million from $3.4 million for the three months ended June 30, 2017. The increase by segment was as follows:
Well Services. Well Services Adjusted EBITDA for the three months ended June 30, 2018 increased $11.2 million to $14.1 million from $2.9 million for the three months ended June 30, 2017, primarily due to significant increased revenues of $37.4 million offset by a corresponding increase in cost of services of $30.5 million, as well as a decrease in IPO and acquisition related and severance costs of $3.6 million offset partially by an increase in the depreciation and amortization expense of $2.8 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended June 30, 2018 increased $0.8 million to $1.3 million from $0.5 million for the three months ended June 30, 2017 due primarily to an increase in net income of $0.8 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2018 is a loss of $5.7 million due primarily to general and administrative expense of $5.9 million related to compensation and benefits, professional fees, and other general expenses. The balances included in Other reflect the reorganization and other general and administrative costs not directly attributable to Well Services or Processing Solutions. Prior to the Offering and subsequent reorganization the Well Services and Processing Solutions were run as separate companies and therefore did not include Other for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30, 2018
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(13.8)	$0.8	$1.5	$(11.5)
Interest expense, net	0.9	—	—	0.9
Tax expense	—	0.9	—	0.9
Depreciation and amortization	0.4	12.1	0.6	13.1
Equity based compensation	—	1.0	—	1.0
IPO, Acquisition, and severance costs	0.3	0.3	—	0.6
Impairment of goodwill	—	9.0	—	9.0
Loss on property, plant and equipment	—	0.9	—	0.9
Adjusted EBITDA	$(12.2)	$25.0	$2.1	$14.9

	Six Months Ended
	June 30, 2017
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$—	$(12.5)	$0.4	$(12.1)
Interest expense, net	—	1.5	0.1	1.6
Tax expense	—	—	—	—
Depreciation and amortization	—	7.1	0.5	7.6
Equity based compensation	—	0.7	—	0.7
IPO, Acquisition, and severance costs	—	6.7	—	6.7
Impairment of goodwill	—	—	—	—
Loss on property, plant and equipment	—	—	—	—
Adjusted EBITDA	$—	$3.5	$1.0	$4.5

	Change $
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(13.8)	$13.3	$1.1	$0.6
Interest expense, net	0.9	(1.5)	(0.1)	(0.7)
Tax expense	—	0.9	—	0.9
Depreciation and amortization	0.4	5.0	0.1	5.5
Equity based compensation	—	0.3	—	0.3
IPO, Acquisition, and severance costs	0.3	(6.4)	—	(6.1)
Impairment of goodwill	—	9.0	—	9.0
Loss on property, plant and equipment	—	0.9	—	0.9
Adjusted EBITDA	$(12.2)	$21.5	$1.1	$10.4
Adjusted EBITDA for the six months ended June 30, 2018 increased $10.4 million to $14.9 million from $4.5 million for the six months ended June 30, 2017. The increase by segment was as follows:
Well Services. Well Services Adjusted EBITDA for the six months ended June 30, 2018 increased $21.5 million to $25.0 million from $3.5 million for the six months ended June 30, 2017 due mainly to significant increased revenues of $69.8 million offset by a corresponding increase in cost of services of $57.2 million, as well as a decrease in IPO and acquisition-related and severance costs of $6.7 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the six months ended June 30, 2018 increased $1.1 million to $2.1 million from $1.0 million for the six months ended June 30, 2017 due primarily to an increase in net income of $1.1 million.
Other. Other Adjusted EBITDA for the six months ended June 30, 2018 is a loss of $12.2 million due primarily to general and administrative expense of $11.6 million related to compensation and benefits, professional fees, and other general expenses. The balances included in Other reflect the reorganization and other general and administrative costs not directly attributable to Well Services or Processing Solutions. Prior to the Offering and subsequent reorganization the Well Services and Processing Solutions were run as separate companies and therefore did not include Other for the six months ended June 30, 2017.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity were capital contributions from our owners and commercial borrowings and proceeds from the Offering. Our primary sources of liquidity is cash generated from operations and borrowings under our Credit Facility and Financing Agreement. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.
As of June 30, 2018, we had cash on hand of approximately $10.5 million. Our cash on hand, expected cash flow from operations, availability under our Revolving Credit Facility ($16.7 million available as of June 30, 2018), and the additional borrowing capacity under the Financing Agreement (approximately $18 million available as of June 30, 2018) is expected to be sufficient to meet the Company’s liquidity requirements for the next 12 months. Under the Financing Agreement, we have the ability to borrow an additional $18 million as of June 30, 2018.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
			Change
	2018	2017	$	%
	(in millions)
Cash flows provided by (used in) operating activities	$12.1	$(8.6)	$20.7	241%
Cash flows used in investing activities	(34.5)	(10.5)	(24.0)	229%
Cash flows provided by financing activities	27.6	19.9	7.7	39%
Net change in cash	$5.2	$0.8	$4.4	550%
Operating Activities
Net cash provided by (used in) operating activities increased $20.7 million to $12.1 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $8.6 million for the six months ended June 30, 2017. The change in cash flows used in operating activities is attributable to a higher net loss for the Company reduced by an increase in depreciation and amortization of $5.5 million,  loss on sale of assets of $0.4 million, and the impairment to goodwill of $9.0 million.  The use of working capital cash for the six months ended June 30, 2018 decreased to $0.1 million as compared to the $3.2 million during the six months ended June 30, 2017.
Investing Activities
Net cash used in investing activities increased $24.0 million to $34.5 million for the six months ended June 30, 2018 compared to $10.5 million for the six months ended June 30, 2017. The change in cash flows used in investing activities is attributable to an increase in payments for purchases of property, plant and equipment and $4.0 million for an acquisition.
Financing Activities
Net cash provided by financing activities increased $7.7 million to $27.6 million for the six months ended June 30, 2018 compared to $19.9 million for the six months ended June 30, 2017. The change in cash flows provided by financing activities is mostly attributable to the principal payments of $8.6 million made on the Company’s capital leases, $13.5 million of principal payments on the Revolving Credit Facility, and $27.7 million of borrowings under the Company’s Credit Facility and $22.0 million under the Financing Agreement.
Supplemental Disclosures
We added assets worth $10.2 million that are non-cash additions in the current period. In addition we also purchased $5.9 million in assets via capital lease financing.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $5.2 million (deficit) and $3.2 million (deficit) as of June 30, 2018 and December 31, 2017, respectively.
Our Debt Agreements
In connection with the Offering and the ESCO Acquisition we issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million due on August 16, 2018 and a note for $5.8 million due on February 16, 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.
In connection with the Offering, we entered into a new credit agreement providing for a $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated by us based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $31.7 million of borrowing capacity with $16.7 million readily available under the Credit Facility as of June 30, 2018.
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
Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.50% and the applicable margin for Base Rate loans is 0.50% until August 31, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering (August 16, 2022). As of June 30, 2018 the Credit Facility had an effective interest rate of 3.5%
In addition, the Credit Facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, we may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that our fixed charge coverage ratio is at least 1.0x for two consecutive quarters. Our Credit Facility generally permits us to make distributions required under the Tax Receivable Agreement, but a ‘‘Change of Control’’ under the Tax Receivable Agreement constitutes an event of default under our Credit Facility, and our Credit Facility does not permit us to make payments under the Tax Receivable Agreement upon acceleration of our obligations thereunder unless no event of default exists or would result therefrom and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. Our Credit Facility also requires us to maintain a fixed charge coverage ratio of at least 1.0x if our liquidity is less than $10.0 million until our liquidity is at least $10.0 million for 30 consecutive days. We are not subject to a fixed charge coverage ratio if we have no drawings under the Credit Facility and have at least $20.0 million of qualified cash.
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
On June 22, 2018, we entered into a Master Financing and Security Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement is contemplated to be not less than $35.0 million, but shall not exceed $40.0 million. As of June 30, 2018 we had drawn $22.0 million, which amount shall be used to acquire certain capital equipment. Subsequent financings shall be made as agreed by the Borrowers and Lender. Amounts outstanding under the Financing Agreement are payable ratably over the next 48 months. Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR. The Financing Agreement requires that the Company maintain leverage ratios of 5.00 to 1.00 as of September 30, 2018, 3.50 to 1.00 as of December 31, 2018 and 2.50 to 1.00 for periods thereafter. As of June 30, 2018 the Financing Agreement had an effective interest rate of 10.0%

Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2018:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Long-term debt obligations	$42.6	$12.5	$30.1	$—	$—
Capital lease obligations	7.2	2.8	4.4	—	—
Operating lease obligations	12.9	3.2	4.8	1.3	3.6
Purchase obligations for rigs	23.2	23.2	—	—	—
Total	$85.9	$41.7	$39.3	$1.3	$3.6
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
The Company performs its annual goodwill impairment test at the beginning of the fourth quarter of each fiscal year. The Company’s goodwill at the time of the annual impairment test of approximately $9.0 million was all attributable to the Company’s Well Services segment and the majority of such goodwill (approximately $7.4 million) was generated in connection with the ESCO Acquisition, which closed in connection with the Offering on August 16, 2017, which was within 45 days of the annual impairment test date. The Company evaluated the relevant events and circumstances at that point in time and concluded that it was not more likely than not that the fair value of the Well Services reporting unit was less than its carrying amount.
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

During the first quarter of 2018 the Company identified that there was a sustained decrease in the Company’s stock price, which the Company identified as a triggering event that precipitated the need to perform a goodwill impairment test. The Company elected to bypass the qualitative assessment and performed step 1 of the annual goodwill impairment test at March 31, 2018. The results of the quantitative impairment test yielded a fair value of the Well Services reporting unit that was below the carrying value of the Well Services reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill. Accordingly, all of the Company’s historical goodwill was impaired at March 31, 2018.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Exchange Act of 1934 (the "Exchange Act"), as amended. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in our Annual Report. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report previously filed. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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
Interest Rate Risk
We had an aggregate of $7.0 million outstanding under notes payable from the ESCO Acquisition at June 30, 2018, with a weighted average interest rate of 5.0%, $15.0 million outstanding on our Credit Facility with a weighted average interest rate of 5.1% and an additional $22.0 million of long-term debt with a weighted average interest rate of 10.0%. A 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.4 million per year. We do not currently hedge our interest rate exposure.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2018, the top three trade receivable balances represented approximately 18%, 10% and 9%, respectively, of total accounts receivable. Within our Well Services segment, the top three trade receivable balances represented approximately 18%, 10% and 9%, respectively, of total Well Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 47%, 20% and 11%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2018 disclosure controls and procedures were not effective as a result of the material weakness identified during the year ended December 31, 2017. The material weakness related to the ineffective controls over accounting for non-routine and/or complex transactions.
To address this material weakness, we, along with the oversight of our audit committee, are evaluating our controls over accounting for non-routine and/or complex transactions in an effort to identify additional controls to timely identify misstatements and strengthen our overall control environment as well as continuing to assess our qualified accounting personnel staffing requirements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A Common Stock are described under “Risk Factors,” included in our Annual Report. This information should be considered carefully, together with other information in this Quarterly Report and other reports and materials we file with the SEC.
Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	††
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

2.2	††
Asset Purchase Agreement dated as of May 30, 2017, by and among ESCO Leasing, LLC, Ranger Energy Services, LLC and Tim Hall (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (File No. 333-218139) filed with the Commission on August 1, 2017).

2.3	††
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

3.2		Amended and Restated Bylaws of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.1		Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.2		Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.1	†
Employment Agreement between Ranger Energy Services, LLC and J. Brandon Blossman, effective June 4, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on June 7, 2018).

10.2	†
Indemnification Agreement between Ranger Energy Services, Inc. and J. Brandon Blossman, effective June 4, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on June 7, 2018).

10.3
Master Financing and Security Agreement, dated as of June 22, 2018, by and between Encina Equipment Finance SPV, LLC and the Borrowers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on June 22, 2018).

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

Ranger Energy Services, Inc.

August 8, 2018	By:	/s/ Darron M. Anderson
	NAME:	Darron M. Anderson
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

August 8, 2018	By:	/s/ J. Brandon Blossman
	NAME:	J. Brandon Blossman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)