Form 10-Q
period 2018-09-30
Ranger Energy Services, Inc.
filed 2018-11-07
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2018, the registrant had 8,929,430 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2.0	$5.3
Accounts receivable, net	49.7	32.1
Unbilled revenues	4.2	6.0
Prepaid expenses and other current assets	7.1	5.7
Assets held for sale	0.6	0.6
Total current assets	63.6	49.7
Property, plant and equipment, net	230.7	189.2
Goodwill	—	9.0
Intangible assets, net	10.2	10.8
Other assets	0.5	1.0
Total assets	$305.0	$259.7
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30.2	$32.0
Accrued expenses	27.1	11.6
Capital lease obligations, current portion	3.9	8.0
Long-term debt, current portion	11.3	1.3
Other current liabilities	3.0	—
Total current liabilities	75.5	52.9
Capital lease obligations	6.5	1.5
Long-term debt	32.8	5.8
Other long-term liabilities	0.5	3.8
Total liabilities	115.3	64.0
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized, 8,941,374 shares issued and outstanding as of September 30, 2018 and 8,413,178 shares issued and outstanding as of December 31, 2017	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 6,866,154 shares issued and outstanding as of September 30, 2018 and December 31, 2017	0.1	0.1
Accumulated deficit	(11.0)	(6.6)
Additional paid-in capital	111.2	110.1
Total stockholders' equity	100.4	103.7
Non-controlling interest	89.3	92.0
Total stockholders' equity	189.7	195.7
Total liabilities and stockholders' equity	$305.0	$259.7
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Well Services	$78.1	$39.0	$206.9	$97.9
Processing Solutions	4.0	2.1	10.9	5.9
Total revenues	82.1	41.1	217.8	103.8
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	61.8	33.1	167.7	81.1
Processing Solutions	1.8	0.8	5.1	2.2
Total cost of services	63.6	33.9	172.8	83.3
General and administrative	6.6	7.9	20.8	24.0
Depreciation and amortization	7.5	4.1	20.6	11.7
Impairment of goodwill	—	—	9.0	—
Total operating expenses	77.7	45.9	223.2	119.0
Operating income (loss)	4.4	(4.8)	(5.4)	(15.2)
Other expenses
Interest expense, net	(0.9)	(4.3)	(1.8)	(5.9)
Total other expenses	(0.9)	(4.3)	(1.8)	(5.9)
Income (loss) before income tax expense	3.5	(9.1)	(7.2)	(21.1)
Tax expense (benefit)	(0.5)	0.4	0.3	0.4
Net income (loss)	4.0	(9.5)	(7.5)	(21.5)
Less: Net loss attributable to the Predecessor	—	(3.2)	—	(15.2)
Less: Net income (loss) attributable to non-controlling interests	1.9	(2.8)	(3.2)	(2.8)
Net income (loss) attributable to Ranger Energy Services, Inc.	$2.1	$(3.5)	$(4.3)	$(3.5)
Earnings (loss) per common share
Basic	$0.24	$(0.42)	$(0.48)	$(0.42)
Diluted	$0.23	$(0.42)	$(0.48)	$(0.42)
Weighted average common shares outstanding
Basic	8,910,260	8,413,178	8,897,319	8,413,178
Diluted	9,156,872	8,413,178	8,897,319	8,413,178
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(7.5)	$(21.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20.6	11.7
Issuance of Class A and Class B Common Stock for settlement of interest on related party debt	—	5.2
Bad debt expense	0.2	0.2
Impairment of goodwill	9.0	—
Equity based compensation amortization	1.6	0.9
Gain on sale of property, plant and equipment	(0.2)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(17.7)	(5.1)
Unbilled revenue	1.7	(1.8)
Prepaid expenses and other current assets	(1.3)	(4.9)
Other assets	0.4	(0.7)
Accounts payable	8.4	1.5
Accounts payable - related party	—	(2.4)
Accrued expenses	10.7	9.4
Other long-term liabilities	(1.0)	(0.1)
Net cash provided by (used in) operating activities	24.9	(7.6)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(56.1)	(16.4)
Proceeds from sale of property, plant and equipment	4.0	—
Acquisition, net of cash received	(4.0)	(47.7)
Net cash used in investing activities	(56.1)	(64.1)
Cash Flows from Financing Activities
Borrowings under line of credit agreement, net of deferred costs	41.8	—
Borrowings on long-term debt, net of deferred costs	21.3	—
Proceeds from the Offering, net of underwriters' expense of $4.2 million	—	80.8
Borrowings on related party debt	—	21.0
Payments on line of credit agreement and long-term debt	(25.6)	(12.0)
Principal payments on capital lease obligations	(9.6)	(0.8)
Payments incurred for the Offering	—	(3.9)
Contributions from parent	—	4.0
Net cash provided by financing activities	27.9	89.1
Increase (decrease) in Cash and Cash equivalents	(3.3)	17.4
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	5.3	3.2
Cash, Cash Equivalents and Restricted Cash, End of Year	$2.0	$20.6
Supplemental Cash Flow Information
Interest paid	$(1.3)	$(0.5)
Supplemental Disclosure of Non-cash Investing and Financing Activity
Non-cash capital expenditures	$5.3	$(15.6)
Non-cash additions to fixed assets through capital lease financing	$(10.4)	$(9.0)
Issuance of Class A and Class B Common Stock for payment of related party debt	$—	$(21.0)
Issuance of Class A Common Stock for acquisition	$—	$(5.0)
Seller's Notes for payment of acquisition	$—	$(7.0)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
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
Reorganization
On August 10, 2017, Ranger Services, entered into a Master Reorganization Agreement (the “Master Reorganization Agreement”) with, among others, Ranger LLC, Ranger Holdings, Ranger Energy Holdings II, LLC, a Delaware limited liability company (“Ranger Holdings II”), Torrent Holdings and Torrent Energy Holdings II, LLC, a Delaware limited liability company (“Torrent Holdings II”) and, together with Ranger Holdings, Ranger Holdings II and Torrent Holdings (the “Existing Owners”).
Subject to the terms and conditions set forth in the Master Reorganization Agreement, the parties thereto effected a series of restructuring transactions in connection with the Offering of Class A Common Stock, as a result of which:
(i) Ranger Holdings II and Torrent Holdings II contributed certain of the equity interests in the Predecessor Companies to the Company in exchange for an aggregate of 1,683,386 shares of Class A Common Stock and the Company contributed such equity interests to Ranger LLC in exchange for 1,638,386 units in Ranger LLC (“Ranger Units”). Additionally, an aggregate of $3.0 million will be paid by the Company to CSL Energy Holdings I, LLC, a Delaware limited liability company and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof;
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

Initial Public Offering
On August 16, 2017, the Company completed the Offering of 5,862,069 shares of our Class A Common Stock. The gross proceeds of the Offering to the Company, based on a public offering price of $14.50 per share, were $85.0 million, which resulted in net proceeds to the Company of $77.0 million, after deducting $4.2 million of underwriting discounts and commissions and $3.9 million of costs related to the Offering. These net proceeds were used to pay off the remainder of its long term debt of $10.4 million, fund $45.2 million for the cash portion of the ESCO Acquisition (as defined herein) and pay $0.7 million for cash bonuses to certain employees. The remaining $20.7 million of net proceeds were used to fund capital expenditures and general business expenses.
Business
The Company is one of the largest providers of high‑spec well service rigs and complimentary services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. The Company’s high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support, such as milling out composite plugs used during hydraulic fracturing; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with its well service rigs. In addition to its core well service rig operations, the Company offers a suite of complementary services, including wireline, snubbing, well testing, fluid management and well service-related equipment rentals. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province (“SCOOP”) and Sooner Trend Anadarko Basin Canadian and Kingfisher counties (“STACK”) plays.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements and the unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly certain notes and other information have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements, should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2017 and 2016, included in the Annual Report filed on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). Interim results for the periods presented may not be indicative of results that will be realized for future periods.
Financial statements for periods prior to the Offering on August 16, 2017, represent the combined consolidated financial statements of the Predecessor. Financial statements for periods subsequent to the Offering reflect the consolidated financial statements of the Company.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the three and nine months ended September 30, 2018 except as discussed in Note 3 — Revenue from Contracts with Customers.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑2, Leases, amending the current accounting for leases. Under the new provisions, all lessees will report a right‑of‑use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. ASU 2016‑2 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. The Company will apply the new lease standard as of January 1, 2019 and recognize a cumulative-effect adjustment to retained earnings. We have identified all leases that will have an impact on our condensed consolidated financial statements and related disclosures. The Company is evaluating the effect of this ASU, including any newly issued guidance, on the condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses. The amendments in ASU 2016‑13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In addition, ASU 2016‑13 amends the accounting for credit losses on available‑for‑sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not expect this to have a material impact on its consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows. The Company adopted the new guidance on the effective date of January 1, 2018 and noted no material impact on the consolidated financial statements of cash flows.
In January 2017, the FASB issued ASU 2017‑4, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017‑4 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company adopted this guidance for its current annual and interim goodwill impairment testing as of January 1, 2018. The ASU impacted how the Company tests goodwill for impairment, as it eliminates the second step of the goodwill impairment test, thus effectively calculating impairment loss based on the difference between the carrying value and estimated fair value of the reporting units.
With the exception of the updated standards above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's condensed consolidated financial statements.

Note 3 — Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance. The provisions of ASC 606 were applied to contracts not completed at January 1, 2018. There was no impact upon adoption of ASC 606. As a result, no disclosure of the impact for each financial statement line items is applicable.
In determining the appropriate amount of revenue to be recognized as the Company fulfills the obligations under its contracts with customers, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company conducts its business through two segments: Well Services and Processing Solutions. The Well Services segment consists primarily of maintenance, workover, completion and plugging and abandonment services. The Processing Solutions segment consists primarily of equipment rentals and services related to operations, maintenance and mobilization. The services of each segment are based on mutually agreed upon pricing with the customer prior to the services being performed, and given the nature of the services, do not include any warranty and right of return. Pricing for these services are by the hour or by the day, when services are performed and are based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job. Accordingly, the hourly and daily pricing is considered to be variable consideration. Pricing for equipment rentals is based on fixed monthly service fees. For more information on the Company's segments, see Note 17 — Segment Reporting.
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
Disaggregated Revenue
The following table summarizes our disaggregated revenues for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Well Services revenue
Workover rigs revenue	$40.8	$31.6	$119.7	$77.1
Other Well Services revenue	37.3	7.4	87.2	20.8
Total Well Services revenue	78.1	39.0	206.9	97.9
Processing Solutions revenue	4.0	2.1	10.9	5.9
Total Revenue	$82.1	$41.1	$217.8	$103.8
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $4.2 million as of September 30, 2018 and $6.0 million as of December 31, 2017. Substantially all of the unbilled trade receivables as of December 31, 2017 were invoiced during the nine months ended September 30, 2018.
The Company does not have any contract liabilities included in the consolidated balance sheet as of September 30, 2018 and December 31, 2017.

Note 4 — Acquisitions
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
The following information below represents the purchase price allocation related to the ESCO Acquisition (in millions):

Purchase price
Cash	$47.7
Seller's notes	7.0
Equity issued	5.0
Total purchase price	$59.7
Purchase price allocation
Accounts receivable	$6.6
Property, plant and equipment	45.9
Intangible assets	2.2
Other assets	0.3
Total assets acquired	55.0
Accounts payable	(0.5)
Accrued expenses	(2.2)
Total liabilities assumed	(2.7)
Goodwill	7.4
Allocated purchase price	$59.7
The following is supplemental pro-forma revenue, operating loss, and net loss had the ESCO Acquisition occurred as of January 1, 2017. (in millions):

	Nine Months Ended September 30,
	2018	2017
Supplemental Pro Forma:
Revenue	$217.8	$126.5
Operating Loss	(5.4)	(17.2)
Net Loss	$(7.5)	$(23.7)
The supplemental pro forma revenue, operating loss and net loss are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the ESCO Acquisition assets since January 1, 2017.
The Company reported revenue during the three and nine months ended September 30, 2018 that included $9.9 million and $26.9 million, respectively, generated from the assets acquired in connection with the ESCO Acquisition.
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

Note 5 — Assets Held for Sale
The Company has decided to market and sell non‑core rental fleet assets. The units consist of wedge units, which are classified as held for sale, as they are specifically identified and management has a plan for their sale, in their present condition, within the next year. The wedge units are recorded on the consolidated financial statement with a balance of $0.6 million as of September 30, 2018 and are classified as held for sale. The available for sale assets are recorded at the units’ carrying amount, which approximates fair value less costs to sell, and are no longer depreciated.
Note 6 — Property, Plant and Equipment, Net
Property, plant and equipment include the following (in millions):

	Estimated Useful Life (years)	September 30, 2018	December 31, 2017
Machinery and equipment	5 - 30	$3.7	$3.7
Vehicles	3 - 5	9.8	2.6
Mechanical refrigeration units	30	19.0	17.1
Natural Gas Liquid ("NGL") storage tanks	15	4.6	4.3
Workover rigs and complimentary equipment	5 - 20	220.1	174.9
Other property, plant and equipment	3 - 30	17.6	12.0
Property, plant and equipment		274.8	214.6
Less: accumulated depreciation		(44.1)	(25.4)
Property, plant and equipment, net		$230.7	$189.2
Depreciation expense was $20.0 million and $11.3 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense was $7.4 million and $3.9 million for the three months ended September 30, 2018 and 2017, respectively.
Note 7 — Goodwill and Intangible Assets
Goodwill was $9.0 million as of December 31, 2017. During the nine months ended September 30, 2018, the Company identified a triggering event as it relates to goodwill as a result of a sustained decrease in stock price of the Company. As a result, the Company performed a quantitative impairment test which yielded an impairment charge and recorded an impairment of goodwill of $9.0 million. As of September 30, 2018 there is no goodwill on the Company's consolidated balance sheet.
During the nine months ended September 30, 2018, the Company had nonrecurring fair value measurements related to the impairment of goodwill. The fair values were determined through the use of a blended market and income approach, which represent Level 3 measurements within the fair value hierarchy.
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2018	December 31, 2017
Tradenames	3	$0.1	$0.1
Customer relationships	10-18	11.4	11.4
Less: accumulated amortization		(1.3)	(0.7)
Intangible assets, net		$10.2	$10.8

Amortization expense was $0.6 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

Twelve months ending September 30,	Amount
2019	$0.8
2020	0.7
2021	0.7
2022	0.7
2023	0.7
Thereafter	6.6
$10.2
Due to the triggering event and goodwill impairment charged during the nine months ended September 30, 2018, the Company assessed whether the long-lived assets, which consist of property, plant and equipment and intangible assets, were impaired by comparing the carrying value of its long-lived assets to the estimated future undiscounted cash flows of their reporting units and concluded they were not impaired.
Note 8 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2018	December 31, 2017
Accrued payables	$11.9	$4.8
Accrued payroll	10.3	2.9
Accrued taxes	3.5	1.4
Accrued insurance	1.4	2.5
Accrued expenses	$27.1	$11.6
Note 9 — Capital Leases
The Company leases certain assets under capital leases which expire at various dates through 2021. The assets and liabilities under capital leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. Amortization expense of assets under capital leases was $2.5 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense of assets under capital leases was $1.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively.
Aggregate future minimum lease payments under capital leases are as follows (in millions):

As of September 30,	Total
2018	$1.1
2019	4.3
2020	3.9
2021	1.4
Thereafter	0.4
Total future minimum lease payments	11.1
Less: amount representing interest	(0.7)
Present value of future minimum lease payments	10.4
Less: current portion of capital lease obligations	(3.9)
Total capital lease obligations, less current portion	$6.5

Note 10 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company's debt consists of the following (in millions):

	September 30, 2018	December 31, 2017
Long-term debt	$20.4	$—
Credit Facility	17.9	0.1
Other debt	5.8	7.0
Total debt	44.1	7.1
Current portion of long-term debt	(11.3)	(1.3)
Long term-debt	$32.8	$5.8
In connection with the Offering and the ESCO Acquisition the Company issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.
On August 16, 2017, in connection with the Offering, Ranger entered into a $50.0 million senior revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company's eligible accounts receivable less certain reserves.
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
Borrowings under the Credit Facility bear interest, at the Company's election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on the Company's average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.50% and the applicable margin for Base Rate loans are 0.50% as of September 30, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on August 16, 2022.
In addition, the Credit Facility restricts the Company’s ability to make distributions on, or redeem or repurchase, its equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if the fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, the Company may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that the Company’s fixed charge coverage ratio is at least 1.0x for two consecutive quarters. The Credit Facility generally permits the Company to make distributions required under the Tax Receivable Agreement (‘‘TRA’’), but a ‘‘Change of Control’’ under the TRA constitutes an event of default under the Credit Facility, and the Credit Facility does not permit the Company to make payments under the TRA upon acceleration of its obligations thereunder unless no event of default exists or would result therefrom and the Company has been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. The Credit Facility also requires the Company to maintain a fixed charge coverage ratio of at least 1.0x if the Company’s liquidity is less than $10.0 million until the Company’s liquidity is at least $10.0 million for 30 consecutive days. The Company is not to be subject to a fixed charge coverage ratio if it has no drawings under the Credit Facility and has at least $20.0 million of qualified cash.

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
As of September 30, 2018, the Company has borrowed $18.5 million under the Credit Facility. The Company has a borrowing capacity of approximately $40.2 million under the Credit Facility, with approximately $21.7 million available as of September 30, 2018. The Company was in compliance with the Credit Facility covenants as of September 30, 2018.
The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the unaudited interim condensed consolidated balance sheets as a discount to the Credit Facility, and will be amortized through maturity. Unamortized debt issuance costs as of September 30, 2018 approximated $0.6 million.
On June 22, 2018, the Company entered into a Master Financing and Security Agreement ("Financing Agreement") with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent financings could be made, as agreed by the Company and Lender. Amounts outstanding under the Financing Agreement are payable ratably over 48 months through the maturity of July 2022. Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate ("LIBOR"), which was 2.2% as of September 30, 2018. The Financing Agreement requires that the Company maintain leverage ratios of 5.00 to 1.00 as of September 30, 2018, 3.50 to 1.00 as of December 31, 2018 and 2.50 to 1.00 for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of September 30, 2018.
As of September 30, 2018, the principal balance outstanding was $21.1 million under the Financing Agreement and future payments are as follows (in millions):

Twelve months ending September 30,	Total
2019	$5.5
2020	5.5
2021	5.5
2022	4.6
Total	21.1
The Company capitalized fees of $0.7 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of September 30, 2018 approximated $0.7 million.
Note 11 — Risk Concentrations
Customer Concentrations
For the nine months ended September 30, 2018, one customer, EOG Resources, accounted for approximately 22% of the Company’s total Well Services segment revenues. For the three months ended September 30, 2018, two customers, EOG Resources and Centennial Resource Development, Inc., accounted for approximately 20% and 11% of the Company’s total Well Services segment revenues, respectively. At September 30, 2018, approximately 27% of the accounts receivable balance was due from these customers.
For the nine months ended September 30, 2017, two customers, EOG Resources and PDC Energy, accounted for approximately 13% and 19%, of the Company’s total Well Services segment revenues, respectively. For the three months ended September 30, 2017, two customers, EOG Resources and PDC Energy, accounted for approximately 12% and 12%, of the Company’s total Well Services segment revenues, respectively. At September 30, 2017, approximately 22% of the accounts receivable balance was due from these customers.

Note 12 — Equity Based Compensation and Profit Interest Awards
Long-term Incentive Plan
On August 10, 2017, the board of directors adopted the Ranger Energy Services, Inc. 2017 Long-term Incentive Plan (“LTIP”) for the employees, consultants and the directors of the Company and its affiliates who perform services for the Company. The LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) nonstatutory stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards and (xi) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 1,250,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the board of directors or an alternative committee appointed by the board of directors. As of September 30, 2018 there have been 563,002 restricted shares granted under the LTIP.
Time Based Restricted Stock
During the nine months ended September 30, 2018 there were 553,002 restricted shares issued with a total grant date fair value of $4.6 million. Stock-based compensation expense recorded for restricted shares for the nine months ended September 30, 2018, was $0.9 million. There was approximately $3.3 million of unrecognized compensation expense related to outstanding restricted shares as of September 30, 2018, which is expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes the changes in the restricted shares outstanding for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at December 31, 2017	10,000	$9.43	2.4 years
Granted	553,002	8.27	2.4 years
Forfeited	(34,806)
Vested	(31,779)
Unvested at September 30, 2018	496,417	$8.29	2.6 years
Market Based Performance Restricted Stock Units
During the nine months ended September 30, 2018, the Company granted 39,715 target shares of market based performance restricted stock units at a grant date fair value of $8.59 per share to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. The performance criteria applicable to such awards is relative total shareholder return, which measures the Company's total shareholder return as compared to the total shareholder return of the peer group identified by the board of directors. As of September 30, 2018, there was $0.3 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.3 years.
During the nine months ended September 30, 2018, the Company granted 39,715 target shares of market based performance restricted stock units at a grant date fair value of $4.38 per share to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. The performance criteria applicable to such awards is absolute total shareholder return, which measures the Company's total shareholder return as compared to the value of the Company's Class A Common Stock at the time of the Offering of $14.50. As of September 30, 2018, there was $0.1 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.3 years.
During the nine months ended September 30, 2018 and 2017, the Company recognized compensation expense of $0.5 million and $0.8 million, respectively, related to the Class C and Class D units issued by Ranger Holdings and Torrent Holdings. The total unrecognized compensation cost related to unvested awards at September 30, 2018 is $0.4 million and is expected to be recognized over the next 1.8 years.

Note 13 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the Offering and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated financial statements. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2018 and 2017 was 3.6% and 0.0%, respectively. Total income tax expense for the three and nine months ended September 30, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due primarily to state taxes and changes in the valuation allowance recorded against deferred tax assets.  The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Note 14 — Non-Controlling Interests
The Company has ownership interests in Ranger LLC, which is consolidated within the Company’s financial statements but is not wholly owned by the Company. During the nine months ended September 30, 2018, the Company reports a non-controlling interest representing the Ranger Units. Changes in the Company’s ownership interest in Ranger LLC while it retains its controlling interest are accounted for as equity transactions.
Note 15 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock.
Earnings (losses) related to periods prior to the reorganization and the Offering are attributable to the Predecessor. The Company’s calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 are as follows (dollars in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$2.1	$(3.5)	$(4.3)	$(3.5)
Less: Undistributed earnings allocable to Class B Common Stock	—	—	—	—
Net income (loss) attributable to Class A Common Stock	$2.1	$(3.5)	$(4.3)	$(3.5)

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$2.1	$(3.5)	$(4.3)	$(3.5)
Less: Undistributed earnings allocable to Class B Common Stock	—	—	—	—
Net income (loss) attributable to Class A Common Stock	$2.1	$(3.5)	$(4.3)	$(3.5)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,910,260	8,413,178	8,897,319	8,413,178
Weighted average number of shares - diluted	9,156,872	8,413,178	8,897,319	8,413,178

Basic income (loss) per share	$0.24	$(0.42)	$(0.48)	$(0.42)
Diluted income (loss) per share	$0.23	$(0.42)	$(0.48)	$(0.42)
For the periods presented above, the Company excluded 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share, as the effect was anti-dilutive.

Note 16 — Commitment and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
Employee Severance
During 2017, the Company terminated the employment of one of its officers. As a result, the former officer became entitled to severance payments of $0.7 million. In addition, the Company severed other officers and employees during the nine months ended September 30, 2018. As of September 30, 2018, the Company has $0.5 million of severance liability recorded in the accompanying condensed consolidated financial statements within accrued expenses.
Note 17 — Segment Reporting
The Company’s operations are all located in the United States and organized into two reportable segments: Well Services and Processing Solutions. The Company’s reportable segments comprise the structure used by its Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying condensed consolidated financial statements. The Company’s CODM evaluates the segments’ operating performance based on multiple measures including Adjusted Earnings before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”), rig hours and rig utilization. The following is a description of the segments:
Well Services.  The Company’s well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support; (ii) workover; (iii) well maintenance and (iv) decommissioning. The Company provides these advanced well services to exploration & production (“E&P”) companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. The Company’s well service rigs are designed to support growing U.S. horizontal well demands. In addition to its core well service rig operations, the Company offers a suite of complementary services, including wireline, snubbing, fluid management and well service-related equipment rentals.
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

Segment information as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 is as follows (in millions):

	Other	Well Services	Processing Solutions	Total
	Three months ended September 30, 2018
Revenues	$—	$78.1	$4.0	$82.1
Cost of services	$—	$61.8	$1.8	$63.6
Depreciation and amortization	$0.2	$6.8	$0.5	$7.5
Impairment of goodwill	$—	$—	$—	$—
Operating income (loss)	$(4.8)	$9.5	$(0.3)	$4.4
Interest expense, net	$(0.9)	$—	$—	$(0.9)
Net income (loss)	$(8.2)	$11.0	$1.2	$4.0
Capital expenditures	$—	$20.0	$2.0	$22.0
	Nine months ended September 30, 2018
Revenues	$—	$206.9	$10.9	$217.8
Cost of services	$—	$167.7	$5.1	$172.8
Depreciation and amortization	$0.6	$18.9	$1.1	$20.6
Impairment of goodwill	$—	$9.0	$—	$9.0
Operating income (loss)	$(19.2)	$11.1	$2.7	$(5.4)
Interest expense, net	$(1.8)	$—	$—	$(1.8)
Net income (loss)	$(21.3)	$11.1	$2.7	$(7.5)
Capital expenditures	$0.5	$50.5	$5.1	$56.1
	As of September 30, 2018
Property, plant and equipment, net	$6.4	$192.5	$31.8	$230.7
Total assets	$6.4	$262.6	$36.0	$305.0

	Other	Well Services	Processing Solutions	Total
	Three months ended September 30, 2017
Revenues	$—	$39.0	$2.1	$41.1
Cost of services	$—	$33.1	$0.8	$33.9
Depreciation and amortization	$—	$3.8	$0.3	$4.1
Operating income (loss)	$—	$(5.2)	$0.4	$(4.8)
Interest expense, net	$—	$(4.3)	$—	$(4.3)
Net income (loss)	$—	$(9.9)	$0.4	$(9.5)
Capital expenditures	$—	$8.2	$1.1	$9.3
	Nine Months Ended September 30, 2017
Revenues	$—	$97.9	$5.9	$103.8
Cost of services	$—	$81.1	$2.2	$83.3
Depreciation and amortization	$—	$10.9	$0.8	$11.7
Operating income (loss)	$—	$(16.0)	$0.8	$(15.2)
Interest expense, net	$—	$(5.8)	$(0.1)	$(5.9)
Net income (loss)	$—	$(22.3)	$0.8	$(21.5)
Capital expenditures	$—	$15.2	$1.2	$16.4
	As of December 31, 2017
Property, plant and equipment, net	$6.4	$157.4	$25.4	$189.2
Total assets	$6.4	$225.1	$28.2	$259.7

Note 18 — Subsequent Events
In October 2018, we borrowed an additional $9.9 million, net of expenses, under our Financing Agreement. We anticipate utilizing the net proceeds to acquire certain capital equipment.
In October 2018, we provided notice to ESCO Leasing, LLC that we are seeking to be indemnified for breach of the contract. We exercised our right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes, and any unpaid interest.
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
Overview
We are one of the largest providers of high‑spec well service rigs and complimentary services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 136 well service rigs are among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore E&P companies that require completion and production services at increasing lateral lengths. Our high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including (i) well completion support, such as milling out composite plugs used during hydraulic fracturing; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components and (iv) decommissioning, such as plugging and abandonment operations. In addition to our core well service rig operations, we offer a suite of complementary services, including wireline, snubbing, well testing, fluid management and well service-related equipment rentals. We also provide rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. In addition, we own and operate a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. We have operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale and the Gulf Coast and the SCOOP and STACK plays.
Our Predecessor and Ranger Energy Services, Inc.
The Company was formed on February 17, 2017, and did not conduct any material business operations prior to the transactions described under “–Initial Public Offering” other than certain activities related to the Offering. Our Predecessor consists of Ranger Services and Torrent Services on a combined consolidated basis. In connection with the transactions described in Note 1 — Organization and Business Operations – Reorganization to the unaudited interim condensed consolidated financial statements, the Existing Owners contributed the equity interests in the Predecessor Companies to us in exchange for shares of our Class A Common Stock, Ranger Units and shares of our Class B Common Stock.
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

We conduct our operations through two segments: Well Services and Processing Solutions. Our Well Services segment has historically consisted of the results of operations of Ranger Services and, as applicable, Magna, Bayou and the ESCO Acquisition assets from their respective acquisition dates, while our Processing Solutions segment has historically consisted of the results of operations of Torrent Services. Our Well Services segment provides high‑spec well service rigs and complementary equipment and services in the United States, with a focus on technically demanding unconventional horizontal well completion, workover and maintenance operations. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our Processing Solutions segment engages in the rental, installation, commissioning, start‑up, operation and maintenance of mechanical refrigeration units (“MRUs”), NGL stabilizer units, NGL storage units and related equipment. We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays. For additional information about our assets and operations, please see Note 17 — Segment Reporting, to the unaudited interim condensed consolidated financial statements.
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
How We Generate Revenues
We currently generate revenues through the provision of a variety of oilfield services. These services are performed under a variety of contract structures, including a long term take‑or‑pay contract and various master service agreements, as supplemented by statements of work, pricing agreements and specific quotes. A portion of our master services agreements include provisions that establish pricing arrangements for a period of up to one year in length. However, the majority of those agreements provide for pricing adjustments based on market conditions. The majority of our services are priced based on prevailing market conditions and changing input costs at the time the services are provided, giving consideration to the specific requirements of the customer. Please see Note 3 — Revenue from Contracts with Customers to the unaudited interim condensed consolidated financial statements.
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
For the nine months ended September 30, 2018 and 2017, our rig utilization as measured by average monthly hours per rig was approximately 183 hours and 196 hours, respectively. Actual aggregate operating well service rig hours increased from approximately 137,500 in the nine months ended September 30, 2017, to approximately 224,600 in the nine months ended September 30, 2018. The increase in rig hours resulted from an increase in the average number of well service rigs in our active fleet from 78 during the nine months ended September 30, 2017 to 136 during the nine months ended September 30, 2018, and a corresponding increase in our potential aggregate well service rig hours. For the nine months ended September 30, 2018 and 2017, our average revenue per rig hour was approximately $505 and $448, respectively.
For the three months ended September 30, 2018 and 2017, our rig utilization as measured by average monthly hours per rig was approximately 178 hours and 199 hours, respectively. Actual aggregate operating well service rig hours increased from approximately 59,300 in the three months ended September 30, 2017 to approximately 74,200 in the three months ended September 30, 2018.  The increase in rig hours resulted from an increase in the average number of well service rigs in our active fleet from 99 during the three months ended September 30, 2017 to 139 during the three months ended September 30, 2018, and a corresponding increase in our potential aggregate well service rig hours. For the three months ended September 30, 2018 and 2017, our average revenue per rig hour was approximately $519 and $443, respectively.
Factors Impacting the Comparability of Results of Operations
ESCO Acquisition
Our Predecessor’s historical condensed consolidated financial statements for the three months ended September 30, 2017 and the majority of the nine months ended September 30, 2017 do not include the results of operations for the assets we acquired in the ESCO Acquisition. As a result, our Predecessor’s historical financial data does not give you an accurate indication of what our actual results would have been if the ESCO Acquisition had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Please see Note 4 — Acquisitions to the unaudited interim condensed consolidated financial statements, for the supplemental pro forma financial disclosures for the nine months ended September 30, 2017.
Reorganization
On August 10, 2017, we entered into the Master Reorganization Agreement with, among others, Ranger LLC and the Existing Owners.
Subject to the terms and conditions set forth in the Master Reorganization Agreement, the parties thereto effected a series of restructuring transactions in connection with the Offering of Class A Common Stock, as a result of which:
(i) Ranger Holdings II and Torrent Holdings II contributed certain of the equity interests in the Predecessor Companies to the Company in exchange for an aggregate of 1,683,386 shares of Class A Common Stock and the Company contributed such equity interests to Ranger LLC in exchange for 1,638,386 units in Ranger LLC (“Ranger Units”). Additionally, an aggregate of $3.0 million will be paid by the Company to CSL Energy Holdings I, LLC, a Delaware limited liability company and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof;
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
In connection with the Offering, we entered into a TRA with certain of the Ranger Unit holders and their permitted transferees (each such person, a "TRA Holder" and, together, the "TRA Holders"). The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using the estimated impact of state and local taxes) or are deemed to realize in certain circumstances in periods following the Offering as a result of (i) certain increases in tax basis that occur as a result of our acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder's Ranger Units in connection with the Offering or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Amended and Restated Limited Liability Company Agreement of Ranger LLC) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings.
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
Results of Operations
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
The following table presents our Predecessor’s selected operating data for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

	September 30,		Change
	2018	2017	$	%
Revenues
Well Services	$78.1	$39.0	$39.1	100%
Processing Solutions	4.0	2.1	1.9	90%
Total revenues	82.1	41.1	41.0	100%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	61.8	33.1	28.7	87%
Processing Solutions	1.8	0.8	1.0	125%
Total cost of services	63.6	33.9	29.7	88%
General and administrative	6.6	7.9	(1.3)	(16)%
Depreciation and amortization	7.5	4.1	3.4	83%
Impairment of goodwill	—	—	—	—
Total operating expenses	77.7	45.9	31.8	69%
Operating income (loss)	4.4	(4.8)	9.2	192%
Other expenses
Interest expense, net	(0.9)	(4.3)	(3.4)	(79)%
Total other expenses	(0.9)	(4.3)	(3.4)	(79)%
Income (loss) before income tax expense	3.5	(9.1)	12.6	138%
Tax expense (benefit)	(0.5)	0.4	(0.9)	(225)%
Net income (loss)	$4.0	$(9.5)	$13.5	142%
Revenues. Revenues for the three months ended September 30, 2018 increased $41.0 million, or 100%, to $82.1 million from $41.1 million for the three months ended September 30, 2017. The increase in revenues by segment was as follows:
Well Services. Well Services revenues for the three months ended September 30, 2018 increased $39.1 million, or 100%, to $78.1 million from $39.0 million for the three months ended September 30, 2017. The increase was due to an increased number of rigs, to an average of 139 from an average of 99 rigs, providing workover rig services, which is primarily related to the ESCO Acquisition and accounted for $9.2 million, or 24% of the segment increase. The increase in workover rig services included a 25% increase in total rig hours to 74,200 from 59,300 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. In addition, our wireline business accounted for $28.8 million of the increase in revenues due to the fact that the majority of this business commenced operation in the Permian Basin during 2018.
Processing Solutions. Processing Solutions revenues for the three months ended September 30, 2018 increased $1.9 million, or 90%, to $4.0 million from $2.1 million for the three months ended September 30, 2017. The increase was primarily attributable to the additional MRUs and tanks we have rented to customers as well as additional mobilization revenue due to equipment going to customers.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended September 30, 2018 increased $29.7 million, or 88%, to $63.6 million from $33.9 million for the three months ended September 30, 2017. As a percentage of revenue, cost of services was 77% and 82% for the three months ended September 30, 2018 and 2017, respectively. The increase in cost of services by segment was as follows:

Well Services. Well Services cost of services for the three months ended September 30, 2018 increased $28.7 million, or 87% to $61.8 million from $33.1 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities; notably employee costs and repair and maintenance costs.
Processing Solutions. Processing Solutions cost of services for the three months ended September 30, 2018 increased $1.0 million, or 125%, to $1.8 million from $0.8 million for the three months ended September 30, 2017. The increase was primarily attributable to increases in new equipment and the mobilization costs incurred which corresponds with additional revenues.
General & Administrative. General and administrative expenses for the three months ended September 30, 2018 decreased $1.3 million, or 16%, to $6.6 million from $7.9 million for the three months ended September 30, 2017. The decrease in general and administrative expenses by segment was as follows:
Well Services and other.  Well Services general and administrative expenses for the three months ended September 30, 2018 decreased $1.3 million, or 18%, to $5.9 million from $7.2 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in expenses due to the expenses for professional costs and other costs associated with the Offering in 2017.
Processing Solutions. Processing Solutions general and administrative expenses remained constant at $0.7 million for the three months ended September 30, 2018 and 2017.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2018 increased $3.4 million, or 83%, to $7.5 million from $4.1 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense by segment was as follows:
Well Services and other.  Well Services depreciation and amortization expense for the three months ended September 30, 2018 increased $3.2 million, or 84%, to $7.0 million from $3.8 million for the three months ended September 30, 2017. The increase was primarily attributable to fixed assets that were put in service during 2017 and the nine months ended September 30, 2018, which includes the assets acquired as part of the ESCO Acquisition.
Processing Solutions. Processing Solutions depreciation expense was $0.5 million for the three months ended September 30, 2018 compared to $0.3 million for the three months ended September 30, 2017.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2018 decreased $3.4 million, or 79%, to $0.9 million from $4.3 million for the three months ended September 30, 2017. The decrease to interest expense, net was attributable to the repayment of the Bridge Loans during 2017 by issuing Class A Common Stock and Ranger Units (and corresponding number of shares of our Class B Common Stock) to the Bridge Loan Lenders.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
The following table presents our Predecessor’s selected operating data for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

	September 30,		Change
	2018	2017	$	%
Revenues
Well Services	$206.9	$97.9	$109.0	111%
Processing Solutions	10.9	5.9	5.0	85%
Total revenues	217.8	103.8	114.0	110%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
Well Services	167.7	81.1	86.6	107%
Processing Solutions	5.1	2.2	2.9	132%
Total cost of services	172.8	83.3	89.5	107%
General and administrative	20.8	24.0	(3.2)	(13)%
Depreciation and amortization	20.6	11.7	8.9	76%
Impairment of goodwill	9.0	—	9.0	100%
Total operating expenses	223.2	119.0	104.2	88%
Operating loss	(5.4)	(15.2)	(9.8)	(64)%
Other expenses
Interest expense, net	(1.8)	(5.9)	(4.1)	(69)%
Total other expenses	(1.8)	(5.9)	(4.1)	(69)%
Loss before income tax expense	(7.2)	(21.1)	(13.9)	(66)%
Tax expense (benefit)	0.3	0.4	(0.1)	(25)%
Net loss	$(7.5)	$(21.5)	$(14.0)	(65)%
Revenues. Revenues for the nine months ended September 30, 2018 increased $114.0 million, or 110%, to $217.8 million from $103.8 million for the nine months ended September 30, 2017. The increase in revenues by segment was as follows:
Well Services. Well Services revenues for the nine months ended September 30, 2018 increased $109.0 million, or 111%, to $206.9 million from $97.9 million for the nine months ended September 30, 2017. The increase was due to an increased number of well service rigs, to an average of 136 rigs from an average of 78 rigs, providing workover rig services, which is primarily related to the ESCO Acquisition and accounted for $42.6 million, or 39% of the segment increase. The increase in workover rig services included a 63% increase in total rig hours to 224,600 from 137,500 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition, our wireline business accounted for $61.5 million of the increase in revenues, as the majority of this business commenced operation in the Permian Basin during 2018.
Processing Solutions. Processing Solutions revenues for the nine months ended September 30, 2018 increased $5.0 million, or 85%, to $10.9 million from $5.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to additional compressors, tanks, and generator rentals and the additional mobilization revenue associated with such rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the nine months ended September 30, 2018 increased $89.5 million, or 107%, to $172.8 million from $83.3 million for the nine months ended September 30, 2017. As a percentage of revenue, cost of services was 79% and 80% for the nine months ended September 30, 2018 and 2017, respectively. The increase in cost of services by segment was as follows:
Well Services. Well Services cost of services for the nine months ended September 30, 2018 increased $86.6 million, or 107%, to $167.7 million from $81.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities; notably employee costs and repair and maintenance costs.
Processing Solutions. Processing Solutions cost of services for the nine months ended September 30, 2018 increased $2.9 million, or 132%, to $5.1 million from $2.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to increases in new equipment rentals and the mobilization costs incurred in connection with such rental corresponding to additional revenues.

General & Administrative. General and administrative expenses for the nine months ended September 30, 2018 decreased $3.2 million, or 13%, to $20.8 million from $24.0 million for the nine months ended September 30, 2017. The decrease in general and administrative expenses by segment was as follows:
Well Services and other.  Well Services general and administrative expenses for the nine months ended September 30, 2018 decreased $3.2 million, or 15%, to $18.7 million from $21.9 million for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in expenses due to the expenses for professional and other costs associated with the Offering during 2017.
Processing Solutions. Processing Solutions general and administrative expenses remained constant at $2.1 million for the nine months ended September 30, 2018 and 2017.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2018 increased $8.9 million, or 76%, to $20.6 million from $11.7 million for the nine months ended September 30, 2017. The increase in depreciation and amortization expense by segment was as follows:
Well Services and other.  Well Services depreciation and amortization expense for the nine months ended September 30, 2018 increased $8.6 million, or 79%, to $19.5 million from $10.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to fixed assets that were put in place during 2017 and the nine months ended September 30, 2018, including those acquired as part of the ESCO Acquisition.
Processing Solutions. Processing Solutions depreciation expense was $1.1 million for the nine months ended September 30, 2018 compared to $0.8 million for the nine months ended September 30, 2017.
Impairment of goodwill.  Impairment of goodwill for the nine months ended September 30, 2018 was $9.0 million compared to no impairment for the nine months ended September 30, 2017. During the nine months ended September 30, 2018 we identified that there was a sustained decrease in the Company’s stock price, which we identified as a triggering event that precipitated the need to perform a goodwill impairment test. The results of the quantitative impairment test yielded a fair value of the Well Services reporting unit that was below the carrying value of the Well Services reporting unit as of March 31, 2018, by an amount in excess of the carrying value of goodwill. Therefore we recorded an impairment charge based on the excess of our carrying amount over the fair value. Please see Note 7 — Goodwill and Intangible Assets to the unaudited interim condensed consolidated financial statements for further details.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2018 decreased $4.1 million, or 69%, to $1.8 million from $5.9 million for the nine months ended September 30, 2017. The decrease to interest expense, net was attributable to the repayment of the Bridge Loan during 2017 by issuing Class A Common Stock and Ranger Units (and corresponding number of shares of our Class B Common Stock) to the Bridge Loan Lenders during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three Months Ended September 30, 2018
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(8.2)	$11.0	$1.2	$4.0
Interest expense, net	0.9	—	—	0.9
Tax expense	0.4	(0.9)	—	(0.5)
Depreciation and amortization	0.2	6.8	0.5	7.5
Equity based compensation	1.6	(1.0)	—	0.6
IPO, Acquisition, and severance costs	—	0.3	—	0.3
Gain on property, plant and equipment	—	(0.2)	—	(0.2)
Adjusted EBITDA	$(5.1)	$16.0	$1.7	$12.6

	Three Months Ended September 30, 2017
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$—	$(9.9)	$0.4	$(9.5)
Interest expense, net	—	4.3	—	4.3
Tax expense	—	0.4	—	0.4
Depreciation and amortization	—	3.8	0.3	4.1
Equity based compensation	—	0.1	0.1	0.2
IPO, Acquisition, and severance costs	—	3.5	—	3.5
Gain on property, plant and equipment	—	—	—	—
Adjusted EBITDA	$—	$2.2	$0.8	$3.0

	Change $
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(8.2)	$20.9	$0.8	$13.5
Interest expense, net	0.9	(4.3)	—	(3.4)
Tax expense	0.4	(1.3)	—	(0.9)
Depreciation and amortization	0.2	3.0	0.2	3.4
Equity based compensation	1.6	(1.1)	(0.1)	0.4
IPO, Acquisition, and severance costs	—	(3.2)	—	(3.2)
Gain on property, plant and equipment	—	(0.2)	—	(0.2)
Adjusted EBITDA	$(5.1)	$13.8	$0.9	$9.6
Adjusted EBITDA for the three months ended September 30, 2018 increased $9.6 million to $12.6 million from $3.0 million for the three months ended September 30, 2017. The increase by segment was as follows:
Well Services. Well Services Adjusted EBITDA for the three months ended September 30, 2018 increased $13.8 million to $16.0 million from $2.2 million for the three months ended September 30, 2017, primarily due to significant increased revenues of $39.1 million offset by a corresponding increase in cost of services of $28.7 million, as well as a decrease in IPO and acquisition related and severance costs of $3.2 million offset partially by an increase in the depreciation and amortization expense of $3.0 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended September 30, 2018 increased $0.9 million to $1.7 million from $0.8 million for the three months ended September 30, 2017 due primarily to an increase in net income of $0.8 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2018 is a loss of $5.1 million due primarily to general and administrative expense of $4.5 million related to compensation and benefits, professional fees and other general expenses. The balances included in Other reflect the reorganization and other general and administrative costs not directly attributable to Well Services or Processing Solutions. Prior to the Offering and subsequent reorganization the Well Services and Processing Solutions were run as separate companies and therefore did not include Other for the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30, 2018
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(21.3)	$11.1	$2.7	$(7.5)
Interest expense, net	1.8	—	—	1.8
Tax expense	0.3	—	—	0.3
Depreciation and amortization	0.6	18.9	1.1	20.6
Equity based compensation	1.6	—	—	1.6
IPO, Acquisition, and severance costs	0.3	0.6	—	0.9
Impairment of goodwill	—	9.0	—	9.0
Loss on property, plant and equipment	—	0.7	—	0.7
Adjusted EBITDA	$(16.7)	$40.3	$3.8	$27.4

	Nine Months Ended September 30, 2017
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$—	$(22.3)	$0.8	$(21.5)
Interest expense, net	—	5.9	—	5.9
Tax expense	—	0.4	—	0.4
Depreciation and amortization	—	10.9	0.8	11.7
Equity based compensation	—	0.8	0.1	0.9
IPO, Acquisition, and severance costs	—	10.2	—	10.2
Impairment of goodwill	—	—	—	—
Loss on property, plant and equipment	—	—	—	—
Adjusted EBITDA	$—	$5.9	$1.7	$7.6

	Change $
		Well	Processing
	Other	Services	Solutions	Total
	(in millions)
Net income (loss)	$(21.3)	$33.4	$1.9	$14.0
Interest expense, net	1.8	(5.9)	—	(4.1)
Tax expense	0.3	(0.4)	—	(0.1)
Depreciation and amortization	0.6	8.0	0.3	8.9
Equity based compensation	1.6	(0.8)	(0.1)	0.7
IPO, Acquisition, and severance costs	0.3	(9.6)	—	(9.3)
Impairment of goodwill	—	9.0	—	9.0
Loss on property, plant and equipment	—	0.7	—	0.7
Adjusted EBITDA	$(16.7)	$34.4	$2.1	$19.8
Adjusted EBITDA for the nine months ended September 30, 2018 increased $19.8 million to $27.4 million from $7.6 million for the nine months ended September 30, 2017. The increase by segment was as follows:
Well Services. Well Services Adjusted EBITDA for the nine months ended September 30, 2018 increased $34.4 million to $40.3 million from $5.9 million for the nine months ended September 30, 2017 due mainly to significant increased revenues of $109.0 million offset by a corresponding increase in cost of services of $86.6 million.

Processing Solutions. Processing Solutions Adjusted EBITDA for the nine months ended September 30, 2018 increased $2.1 million to $3.8 million from $1.7 million for the nine months ended September 30, 2017 due primarily to an increase in net income of $1.9 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2018 is a loss of $16.7 million due primarily to general and administrative expense of $18.5 million related to compensation and benefits, professional fees, and other general expenses. The balances included in Other reflect the reorganization and other general and administrative costs not directly attributable to Well Services or Processing Solutions. Prior to the Offering and subsequent reorganization the Well Services and Processing Solutions were run as separate companies and therefore did not include Other for the nine months ended September 30, 2017.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility and Financing Agreement. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.
As of September 30, 2018, we had cash on hand of approximately $2.0 million. Our cash on hand, expected cash flow from operations, availability under our Credit Facility ($21.7 million available as of September 30, 2018), and the additional borrowing capacity under the Financing Agreement (approximately $18.0 million available as of September 30, 2018) is expected to be sufficient to meet the Company’s liquidity requirements for the next 12 months.
Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
			Change
	2018	2017	$	%
	(in millions)
Cash flows provided by (used in) operating activities	$24.9	$(7.6)	$32.5	428%
Cash flows used in investing activities	(56.1)	(64.1)	8.0	(12)%
Cash flows provided by financing activities	27.9	89.1	(61.2)	(69)%
Net change in cash	$(3.3)	$17.4	$(20.7)	(119)%
Operating Activities
Net cash provided by operating activities increased $32.5 million to $24.9 million for the nine months ended September 30, 2018 compared to $7.6 million used for the nine months ended September 30, 2017. The change in cash flows used in operating activities is attributable to a decrease in the net loss during the current period compared to the prior period, reduced by an increase in depreciation and amortization of $8.9 million and the impairment to goodwill of $9.0 million.  The use of working capital cash for the nine months ended September 30, 2018 increased to $1.2 million as compared to the $4.1 million deficit during the nine months ended September 30, 2017.
Investing Activities
Net cash used in investing activities decreased $8.0 million to $56.1 million for the nine months ended September 30, 2018 compared to $64.1 million for the nine months ended September 30, 2017. The change in cash flows used in investing activities is attributable to the ESCO Acquisition during the nine months ended September 30, 2017, which was partially offset by purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities decreased $61.2 million to $27.9 million for the nine months ended September 30, 2018 compared to $89.1 million for the nine months ended September 30, 2017. The change in cash flows provided by financing activities is primarily attributable to proceeds from the Offering of $80.8 million and borrowings from related parties of $21.0 million during the nine months ended September 30, 2017. Additionally, there was an increase in payments on long-term debt of $13.6 million during the nine months ended September 30, 2018. This was partially offset by borrowings under the our Credit Facility of $41.8 million and borrowing under long-term debt of $21.3 million.

Supplemental Disclosures
We added assets worth $5.3 million that are non-cash additions in the nine months ended September 30, 2018. In addition we also purchased $10.4 million in assets via capital lease financing.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $11.9 million (deficit) and $3.2 million (deficit) as of September 30, 2018 and December 31, 2017, respectively.
Our Debt Agreements
In connection with the Offering and the ESCO Acquisition we issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due on February 16, 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.
In connection with the Offering, we entered into a new credit agreement providing for our $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $40.2 million of borrowing capacity with $21.7 million available under the Credit Facility as of September 30, 2018.
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
Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.50% and the applicable margin for Base Rate loans is 0.50% until September 30, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering (August 16, 2022). As of September 30, 2018 the Credit Facility had an interest rate of 5.75%.
In addition, the Credit Facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, we may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that our fixed charge coverage ratio is at least 1.0x for two consecutive quarters. Our Credit Facility generally permits us to make distributions required under the TRA, but a ‘‘Change of Control’’ under the TRA constitutes an event of default under our Credit Facility, and our Credit Facility does not permit us to make payments under the TRA upon acceleration of our obligations thereunder unless no event of default exists or would result therefrom and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. Our Credit Facility also requires us to maintain a fixed charge coverage ratio of at least 1.0x if our liquidity is less than $10.0 million until our liquidity is at least $10.0 million for 30 consecutive days. We are not subject to a fixed charge coverage ratio if we have no drawings under the Credit Facility and have at least $20.0 million of qualified cash.
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
On June 22, 2018, the Company entered into the Financing Agreement. The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, however was not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent financings could be made, as agreed by the Company and Lender. Amounts outstanding under the Financing Agreement are payable ratably over 48 months through maturity of July 2022. Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the LIBOR, which was 2.2% as of September 30, 2018. The Financing Agreement requires that the Company maintain leverage ratios of 5.00 to 1.00 as of September 30, 2018, 3.50 to 1.00 as of December 31, 2018 and 2.50 to 1.00 for periods thereafter. As of September 30, 2018 the Financing Agreement had an interest rate of 10.1%.
Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2018:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Long-term debt obligations	$44.1	$11.3	$32.8	$—	$—
Capital lease obligations	10.4	3.9	6.5	—	—
Operating lease obligations	12.1	3.2	4.3	1.0	3.6
Purchase obligations for rigs	16.6	16.6	—	—	—
Total	$83.2	$35.0	$43.6	$1.0	$3.6
Tax Receivable Agreement
With respect to obligations we expect to incur under our TRA (except in cases where we elect to terminate the TRA early, the TRA is terminated early due to certain mergers, asset sales, other forms of business combination or other changes of control or we have available cash but fail to make payments when due), generally we may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the TRA generally will accrue interest. In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. We intend to account for any amounts payable under the TRA in accordance with ASC 450, Contingencies. Further, we intend to account for the effect of increases in tax basis and payments for such increases under the TRA arising from future redemptions as follows:

•
when future sales or redemptions occur, we will record a deferred tax liability for the gross amount of the income tax effect along with an offset of 85% of this liability as payable under the TRA; the remaining difference between the deferred tax liability and tax receivable agreement liability will be recorded as additional paid‑in capital; and

•
to the extent we have recorded a deferred tax asset for an increase in tax basis to which a benefit is no longer expected to be realized due to lower future taxable income, we will reduce the deferred tax asset with a valuation allowance.

Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report. Except as discussed below, our critical accounting estimates and policies have not materially changed since December 31, 2017. Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers, using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance. See Note 2 — Summary of Significant Accounting Policies and Note 3 — Revenue from Contracts with Customers to the unaudited interim condensed consolidated financial statements for more information.

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
Midway through the fourth quarter of 2017, the Company’s stock price started decreasing and remained stagnant through December 31, 2017. The Company evaluated whether a triggering event had occurred as of December 31, 2017; however, macroeconomic conditions had improved, the oil and gas industry and related market conditions had improved (steady increase in oil pricing through December 31, 2017 and into the first quarter of 2018) and the Company’s overall financial and operating performance had improved, as there was increased revenue, profitability, utilization and rates per hour during the fourth quarter of 2017. As a result, the Company concluded there was no triggering event at December 31, 2017.
During the first quarter of 2018 the Company identified there was a sustained decrease in the Company’s stock price, which the Company identified as a triggering event that precipitated the need to perform a goodwill impairment test. The Company elected to bypass the qualitative assessment and performed step one of the annual goodwill impairment test at March 31, 2018. The results of the quantitative impairment test yielded a fair value of the Well Services reporting unit that was below the carrying value of the Well Services reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill. Accordingly, all of the Company’s historical goodwill was impaired at March 31, 2018.
Due to the triggering event and goodwill impairment charged at March 31, 2018, the Company assessed whether the long-lived assets, which consist of property, plant and equipment and intangible assets, were impaired by comparing the carrying value of its long-lived assets to the estimating future undiscounted cash flows of their reporting units and concluded they were not impaired.
Recent Accounting Pronouncements
For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2 — Summary of Significant Accounting Policies to the unaudited interim condensed consolidated financial statements of this Quarterly Report.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of September 30, 2018, we had an aggregate principal amount of $5.8 million outstanding from the ESCO Acquisition, with a weighted average interest rate of 5.0%, $18.5 million outstanding on our Credit Facility with a weighted average interest rate of 4.3% and $21.1 million of long-term debt with a weighted average interest rate of 10.1%. A 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.4 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2018, the top three trade receivable balances represented approximately 16%, 11% and 9%, respectively, of total accounts receivable. Within our Well Services segment, the top three trade receivable balances represented approximately 16%, 12% and 9%, respectively, of total Well Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 25%, 22% and 19%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2018 disclosure controls and procedures were not effective as a result of the material weakness identified during the year ended December 31, 2017. The material weakness related to the ineffective controls over accounting for non-routine and/or complex transactions.
To address this material weakness, we, along with the oversight of our audit committee, are evaluating our controls over accounting for non-routine and/or complex transactions in an effort to identify additional controls to timely identify misstatements and strengthen our overall control environment as well as continuing to assess our qualified accounting personnel staffing requirements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	†
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

2.2	†
Asset Purchase Agreement dated as of May 30, 2017, by and among ESCO Leasing, LLC, Ranger Energy Services, LLC and Tim Hall (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (File No. 333-218139) filed with the Commission on August 1, 2017).

2.3	†
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

* Filed as an exhibit to this Quarterly Report on Form 10-Q
** Furnished as an exhibit to this Quarterly Report on Form 10-Q
† Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Darron M. Anderson	November 7, 2018
Darron M. Anderson	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. Brandon Blossman	November 7, 2018
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)