Form 10-K
period 2018-12-31
Ranger Energy Services, Inc.
filed 2019-03-06
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2018, the aggregate market value of the registered Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $51.4 million, based on the closing market price as reported on the New York Stock Exchange of $9.17. As of February 26, 2019, the Registrant had 8,448,527 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward‑looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenues and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	marketing of oil and natural gas;

•	business or asset acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
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

PART I
Except as otherwise indicated or required by the context, all references in this Annual Report to the “Company,” “Ranger,” “we,” “us” or “our” relate, prior to our initial public offering (the “Offering”), to Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”) on a combined basis (as combined, our “Predecessor,” and each, a “Predecessor Company”), and following the Offering, to Ranger Energy Services, Inc. (“Ranger Inc.”) and its consolidated subsidiaries. References in this Annual Report to “Ranger LLC” refer to RNGR Energy Services, LLC, which owns our operating subsidiaries, including Ranger Services and Torrent Services. References in this Annual Report to the “Existing Owners” refer to Ranger Energy Holdings, LLC (“Ranger Holdings”), Ranger Energy Holdings II, LLC (“Ranger Holdings II”), Torrent Energy Holdings, LLC (“Torrent Holdings”) and Torrent Energy Holdings II, LLC (“Torrent Holdings II”), the entities through which our legacy investors, including CSL Capital Management, LLC (“CSL”), certain members of our management and other investors own their retained interest in us and Ranger LLC.
A reference to a “Note” herein refers to the accompanying “Notes to the Consolidated Financial Statements” contained in “Financial Statements and Supplementary Data” in Part III, Item 8 of this Annual Report. In addition, please read “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A for information regarding certain risks inherent in our business.
Item 1.        Business
Our Company
The Company is one of the largest providers of high specification (“high‑spec”) well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 141 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore exploration and production (“E&P”) companies that require completion and production services at increasing lateral lengths. Our high‑specification well service rigs facilitate operations throughout the lifecycle of a well, including (i) completion services, such as milling out composite plugs after the hydraulic fracturing process and the installation of downhole production equipment; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides Completion and Other Services, which provides services necessary to bring and maintain a well on production and primarily includes (i) wireline perforating and pumpdown services and (ii) snubbing services often utilized in conjunction with our high-spec rigs to convey equipment in and out of a well during completion and workover activities. The Company provides rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province (“SCOOP”) and Sooner Trend Anadarko Basin Canadian and Kingfisher counties (“STACK”) plays.
Our customers, which include many of the leading U.S. onshore E&P operators such as EOG Resources, Inc., Centennial Resource Development, Inc., Anadarko Petroleum Corporation, Sable Permian Resources Land, LLC and Concho Resources Inc., are increasingly utilizing modern horizontal well designs characterized by long lateral lengths that can extend in excess of 12,000 feet. Long lateral length wellbores require increased amounts of completion tubing, which, in turn, require well service rigs with higher operating horsepower (“HP”) to pull longer tubing strings from the wellbore. Further, long lateral horizontal wells generally utilize taller stacks of wellhead equipment, which drives demand for well service rigs that have taller mast heights capable of accommodating an elevated work floor. These modern horizontal well designs are ideally serviced by “high‑spec” well service rigs with high operating HP (450 HP or greater) and tall mast heights (102 feet or higher) rather than competing coiled tubing units and older or lower‑spec well service rigs. As of December 31, 2018, all but one of our well service rigs meets these specifications, and approximately 84% of our high-spec rigs exceed these specifications with HP ratings of at least 500 HP and mast heights of at least 104 feet, making our fleet particularly well‑suited to perform high‑margin, horizontal well completion and production operations. The remaining rig in our fleet is generally deployed only for plugging and abandonment operations of conventional vertical wells.
The high‑spec well service rigs in our fleet, a substantial majority of which has been built since 2010, have an average age of approximately six years and feature modern operating components sourced from leading U.S. manufacturers such as National Oilwell Varco, Inc. (“NOV”). In February 2017, to meet expected customer demand, we entered into a purchase agreement with NOV (the “NOV Purchase Agreement”), pursuant to which the Company accepted delivery of 28 high‑spec well service rigs periodically in 2017 and 2018. Following delivery of the rigs from NOV, the Company's well service rig fleet expanded to 141 rigs, of which 140 are high‑spec. The following table provides summary information regarding our high‑spec well service rig fleet. For additional information related to our high-spec rigs, please see “Properties—Equipment—High Specification Rigs” in Part I, Item 2 of this Annual Report.

HP Rating(1)	Mast Height	Mast Rating(2)	Number of High‑Spec Rigs
550-600	112’ ‑ 117’	250,000 - 300,000	59
500	104’ ‑ 108’	240,000 - 250,000	59
450 - 475	102’ ‑ 104’	200,000 - 250,000	23
Total			141
_________________________

1.	Per manufacturer.

2.
The mast ratings of our high‑spec well service rigs complement their high operating HP and tall mast heights by allowing such rigs to safely support the higher weights associated with the long tubing strings used in long‑lateral well completion operations and is measured in pounds.

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
In addition to our core well service rig operations, we offer a suite of completion and other services, including wireline perforating and pump down services, snubbing services often utilized in conjunction with our high spec rigs, well testing equipment and services used to control and separate completion fluids, hydrocarbons and solids after fracturing and transportation and fluid management services. These services are necessary to bring a well to production. Our complementary completion and other services and equipment strategically enhance our operating footprint, create operational efficiencies for our customers and allow us to capture a greater portion of their spending across the lifecycle of a well.
We also provide a range of proprietary, modular equipment for the processing of rich natural gas streams at the wellhead or central gathering points in basins where drilling and completion activity has outpaced the development of permanent processing infrastructure through our processing solutions segment. We have developed a premium offering that includes proprietary designs on modern processing equipment, including modular Mechanical Refrigeration Units (“MRUs”). Our fleet of 29 modular units provide flexibility across a broad range of project requirements and operating environments, and are designed to allow for quick mobilization to minimize downtime and increase utilization, particularly in conjunction with the operational support provided by our expert field personnel. Our natural gas processing solutions assist our customers with meeting pipeline specifications, extracting higher value of natural gas liquids (“NGLs”), providing fuel gas for wellsites and facilities and reducing emissions at the flare tip. Our modular units provide flexibility to match a broad range of project requirements and are designed to allow for quick mobilization and demobilization.
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
The following diagram indicates our current ownership structure as a result of the Offering and the transactions related thereto:

Ranger Energy Holdings, LLC(1) (Ranger Holdings)
Torrent Energy Holdings, LLC(1) (Torrent Holdings)
Ranger Energy Holdings II, LLC(1) (Ranger Holdings II)
Torrent Energy Holdings II, LLC(1) (Torrent Holdings II)
4,482,641 Class B Common Stock 29.3% Total Voting Power(5)
1,138,850 Class B Common Stock 7.5% Total Voting Power(5)
1,325,261 Class A Common Stock 8.7% Total Voting Power(5)
313,125 Class A Common Stock 2.0% Total Voting Power(5)
Public(2)
6,252,246 Class A Common Stock 40.8% Total Voting Power(5)
Ranger Energy Services, Inc. (Ranger Inc.) (NYSE: RNGR)
567,895 Class A Common Stock 1,244,663 Class B Common Stock 11.9% Total Voting Power(5)
Bridge Loan Lenders(3)
Sole Managing Member 8,458,527 Ranger LLC Units 55.1% of Ranger LLC Units
1,138,850 Ranger Units 7.5% of Ranger Units(5)
4,482,641 Ranger units 29.3% of Ranger Units(5)
1,244,663 Ranger Units 8.1% of Ranger Units(5)
RNGR Energy Services, LLC (Ranger LLC)
Operating Subsidiaries(4)

_________________________

1.	CSL, certain members of our management and other investors own all of the equity interests in the Existing Owners, and CSL holds a majority of the voting interests in each of the Existing Owners.

2.	Includes 344,828 shares of Class A Common Stock issued to ESCO in connection with the ESCO Acquisition.

3.	Includes CSL Energy Opportunities Fund II, L.P. (“CSL Opportunities II”), CSL Energy Holdings II, LLC (“CSL Holdings II”) and Bayou Well Holdings Company, LLC (“Bayou Holdings”).

4.	Includes Ranger Services and Torrent Services.

5.	Totals may not sum or recalculate due to rounding.

Our Segments
We conduct our operations through three segments: High Specification Rigs, Completion and Other Services and Processing Solutions. Our High Specification Rig Services segment provides well service rigs and complementary equipment and services in the United States, with a focus on technically demanding unconventional horizontal well completion, workover and maintenance operations. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our Completion and Other Services segment provides services necessary to bring and maintain a well on production and consists primarily of our wireline and snubbing lines of business. Our Processing Solutions segment engages in the rental, installation, commissioning, start‑up, operation and maintenance of MRUs, NGL stabilizer units, NGL storage units and related equipment. We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays. We incur corporate and administrative costs that are not specific to any of the operating segments, which are reported as other.  For further information regarding the results of operations for each segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 and Part IV, Note 15 — Segment Reporting of this Annual Report.
We have made certain reclassifications to our prior period amounts due to the change in reportable segments whereby our High Specification Rigs and Completion and Other Services segments were bifurcated from our legacy Well Services segment, as a result of our fourth quarter 2018 operating segment changes. None of these reclassifications have an impact on our consolidated operating results, cash flows or financial position.
High Specification Rigs and Related Services
Our high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including, as described in greater detail below, (i) completion (ii) workover; (iii) well maintenance; and (iv) decommissioning. We provide these advanced well services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high‑spec well service rigs are designed to support growing U.S. horizontal well demands.
Specifically, our high specification rig operations consist primarily of the following:

•
Well completion support. Our well completion support services are utilized subsequent to hydraulic fracturing operations but prior to placing a well into production, and primarily include unconventional well completion operations, including milling out composite plugs, frac sand or other downhole debris or obstructions that were introduced in the well as part of the completion process and installing production tubing and other permanent downhole equipment necessary to facilitate extraction and production.

•
Workovers. Our workover services primarily facilitate major well repairs or modifications required to sustain the flow of oil and natural gas in a producing well. Workovers, which may require a few days to several weeks to complete and generally require additional auxiliary equipment, are typically more complex and more time consuming than well maintenance operations. Workover operations include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the wellbore. All of our high‑spec well service rigs are designed to perform complex workover operations.

•
Well maintenance. Our well maintenance services, which are generally conducted multiple times throughout the life of a well, provide periodic maintenance required throughout the life of a well to sustain optimal levels of oil and natural gas production. Our well maintenance services primarily include the removal and replacement of downhole production equipment, including artificial lift components such as sucker rods and downhole pumps, the repair of failed production tubing and the repair and removal of other downhole production‑related byproducts such as frac sand or paraffin that impair well productivity. These and similar routine maintenance services involve relatively low‑cost, short‑duration operations that generally experience relatively stable demand notwithstanding changes in drilling activity.

•
Decommissioning. Our decommissioning services primarily include plugging and abandonment, in which our well service rigs and wireline and cementing equipment are used to prepare non‑economic oil and natural gas wells to be shut in and permanently or temporarily sealed. Decommissioning work is typically less sensitive to oil and natural gas prices than our other well service rig operations as a result of decommissioning obligations imposed by state regulations.

In addition to our core well service rig operations, we also offer well service‑related equipment rentals, as described below.

•
Well Service‑Related Equipment Rentals. Our well service‑related equipment rentals consist of a diverse fleet of rental items, including power swivels (hydraulic motor‑driven, pipe‑rotating machines used to deliver shock‑free torque to the drillstring or tubing during well service rig operations), well control packages (equipment used to ensure formation pressure is maintained within the wellbore during well service rig operations), hydraulic catwalks (mechanized lifting devices used to raise and lower drill pipe and tubing to and from the well service rig work floor), frac tanks, pipe racks and pipe handling tools. Our well service‑related equipment rentals are typically used in conjunction with the services provided by our well service rigs and, in the last several years, have resulted in incremental associated revenues and enhanced profit margins.

Completion and Other Services
Our Completion and Other Services segment provides services necessary to bring and maintain a well on production and consists primarily of our wireline and snubbing lines of business along with other, non-rig well services.

•
Wireline Services. Our wireline services involve the use of wireline trucks equipped with a spool of cable that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment primarily for well completion, but also for well intervention, pipe recovery, plugging and abandonment purposes.

•
Fluid Management Services. Our fluid management services consist of the hauling of oilfield fluids, including drilling mud, fresh water and saltwater used or produced in well drilling, completion and production. Additionally, we rent tanks to store such fluids at the wellsite.

•
Snubbing Services. Our snubbing services consist of using our snubbing units together with our well service rigs in order to perform well maintenance or workover operations on a pressurized well without killing the well. Our snubbing services, which enable operators to safely run or remove pipe and other associated downhole tools into a flowing well, are utilized for well maintenance, workover and well completion activities.

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
Competition
We provide services in various geographic regions across the United States, which are highly competitive. Our competitors include many large and small oilfield service providers. Our largest competitors in the high specification rig and completion services market include Basic Energy Services, Inc., C&J Energy Services, Inc., Forbes Energy Services Ltd., Key Energy Services Inc., Nine Energy Service Inc. and Pioneer Energy Services Corp. We view Pioneer Energy Services as our most significant competitor in the high-spec well service rig market. In the processing solutions market our primary competitors include GTUIT, LLC, Kinder Morgan Treating LP and Schlumberger Limited. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.
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
Cyclical Nature of Industry
We operate in a highly cyclical industry and the key factor driving demand for our services is the level of drilling activity by E&P companies. In turn, the level of drilling depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies. Increased capital expenditures also lead to greater production, which historically has resulted in increased inventories and reduced prices consequently reducing demand for oilfield services. The results of our operations, therefore, may fluctuate from period to period, and these fluctuations may distort comparisons of results across periods.
Seasonality
Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers' annual drilling and completion of capital expenditure budgets. Our most notable declines occur in the first and fourth quarters of the calendar year. Additionally, some of the areas in which we have operations, including the Denver-Julesburg Basin and the Bakken Shale, are adversely affected by seasonal weather conditions, primarily in the fall and winter. During periods of heavy snow, ice, wind or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues, or we could suffer weather-related damage to our facilities and equipment resulting in delays in operations. The exploration activities of our customers may also be affected during such periods of adverse weather conditions.
Sales and Marketing
Our sales and marketing activities typically are performed through our local operations in each geographical region and are supported by sales representatives at our corporate headquarters. Our senior management also takes an active role in supporting our local sales and marketing operations and personnel. We believe our local field sales personnel understand the region‑specific issues and customer operating procedures and therefore can more effectively target marketing activities. Our sales representatives work closely with our local managers and field sales personnel to target market opportunities.
Customers
We have strong relationships with a broad customer base, including EOG Resources, Inc., Centennial Resource Development, Inc., Anadarko Petroleum Corporation, Sable Permian Resources Land, LLC and Concho Resources Inc. During 2018, we worked for approximately 200 distinct customers. During 2018, EOG Resources, Inc. accounted for approximately 20% of our revenues. During 2017, EOG Resources, Inc. and PDC Energy, Inc. each accounted for more than 10% of our revenues. After giving effect to the ESCO Acquisition, Devon Energy Corporation would have accounted for more than 10% of our revenues during 2017.
Our top five customers represented approximately 42% and 47% of our consolidated revenues for 2018 and 2017, respectively. Within our High Specification Rig segment, our top five customers represented approximately 45% and 49% of the segment revenues for 2018 and 2017, respectively. Within our Completion and Other Services segment, our top five customers represented approximately 68% and 70% of our revenues for 2018 and 2017, respectively. Within our Processing Solutions segment, our top five customers represented approximately 82% and 92% of our revenues for 2018 and 2017, respectively.
Suppliers
We have built strong relationships with the manufacturers of our high‑spec well service rigs and we believe we will continue to have timely access to new, high‑spec rigs as we continue to grow. For example, in February 2017, we entered into the NOV Purchase Agreement to meet expected customer demand for our high‑spec well service rigs. Further, we have built strong relationships with the third‑party suppliers and other vendors that we use to assemble our MRUs and related modular processing equipment and believe we will continue to have timely access to new MRUs and related equipment as we continue to grow.
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
Naturally Occurring Radioactive Materials (“NORM”) may contaminate extraction and processing equipment used in the oil and natural gas industry, most often in the form of scale. The waste resulting from such contamination is regulated by federal and state laws. Standards have been developed for: worker protection, treatment, storage, and disposal of NORM and NORM waste, management of NORM-contaminated waste piles, containers and tanks and limitations on the relinquishment of

NORM contaminated land for unrestricted use under the Resource Conservation and Recovery Act (“RCRA”) and state laws. We may incur significant costs or liabilities associated with elevated levels of NORM.
Hazardous Substances and Wastes and Naturally Occurring Radioactive Materials
The RCRA, and comparable state statutes, regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, individual states can have delegated authority to administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate industrial wastes, such as paint wastes, waste solvents and waste oils that are regulated as hazardous wastes. Drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, or other state or federal laws.
However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, the EPA is required, by a consent decree, to propose a rulemaking for revision of certain RCRA Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary no later than March 15, 2019. If EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A reclassification of drilling fluids, produced waters and related wastes as hazardous under RCRA could result in an increase in our, as well as the oil and natural gas exploration and production industries’, costs to manage and dispose of generated wastes, which could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations. Additionally, other wastes handled at exploration and production sites or generated in the course of providing well services may not fall within this exclusion.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose strict, joint and several liability for environmental contamination and damages to natural resources without regard to fault or the legality of the original conduct on certain classes of persons. These persons include owners and operators of real property impacted by a release of hazardous substances and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances to or at the site. Under CERCLA, such persons may be liable for, among other things, the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.
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
Any one or more of these developments may necessitate that our customers limit disposal well volumes, disposal rates or disposal locations, or may require our customers or third party disposal well operators that dispose of customer wastewater to shut down disposal wells, which could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse impact on our business, liquidity position, financial condition, prospects and results of operations.
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
Many of these regulatory requirements, including New Source Performance Standards (“NSPS”) and Maximum Achievable Control Technology standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact on our business. For example, the EPA issued final CAA regulations in 2012 that include NSPS standards for VOC emissions from completions of hydraulically fractured natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In June 2016, the EPA published additional final rules establishing new emissions standards for methane and additional standards for VOCs from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, and is formally seeking additional information from oil and natural gas producing companies as necessary to eventually expand these final rules to include existing equipment and processes. However, in June 2017, the EPA published a proposal to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards. Both the stay and the underlying rules have been the subject of litigation. In September 2018, the EPA proposed revisions to the 2016 rules, which, according the EPA, are intended to “streamline implementation, reduce duplicative EPA and state requirements, and significantly decrease unnecessary burdens on domestic energy producers.” Future implementation of these standards is uncertain at this time. In addition, some of our customers may operate on federal or tribal lands, and are subject to further regulation, including by tribal authorities and the federal Bureau of Land Management (“BLM”). Potentially applicable regulations include EPA's June 2016 Federal Implementation Plan (“FIP”) to implement the Federal Minor New Source Review Program on tribal lands for oil and gas production. The FIP creates a permit-by-rule process for minor sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and gas production. In April 2018, the EPA proposed revisions to reportedly streamline the FIP. Neither the FIP nor the revisions apply in areas of ozone non-attainment. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions.
In November 2016, the BLM finalized a rule regulating the venting and flaring of natural gas, leak detection, air emissions from equipment, well maintenance and unloading, drilling and completions and royalties potentially owed for loss of such emissions from oil and natural gas facilities producing on federal and tribal leases. The final rule became effective in January 2017; however, BLM issued a final rule in December 2017 delaying implementation of the venting and flaring rule for one year. In September 2018, the BLM published a revised rule which rescinded and revised several components of the 2016 rule. The venting and flaring rule is also the subject of pending litigation. Additionally, in a March 28, 2017 executive order, President Trump directed the Secretary of the Interior to review these and several other BLM rules related to oil and gas operations and, if appropriate, to suspend, revise, or rescind the rules. The executive order also directs all executive agencies more broadly to review existing regulations that potentially burden the development or use of domestically produced energy resources. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if these or other similar requirements increase the cost of doing business for us and our customers, or reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.
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
In December 2015, the United States joined an agreement (the “Paris Agreement”) at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. Such withdrawal has not yet been finalized, and it is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. Further, several states and local governments have stated their commitment to its principles in their effectuation of policy and regulations. Still, new legislation or regulatory programs that restrict emissions of GHGs could adversely affect our operations and demand for our services. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas our customers produce and lower the value of their reserves, which could reduce demand for our services and have a corresponding material adverse effect on our business, liquidity position, financial condition, prospects and results of operations. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.
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
Additionally, the BLM finalized a rule in March 2015 establishing standards for hydraulic fracturing on federal and American Indian lands, but subsequently repealed the rule in December 2017. BLM’s repeal of the rule has been challenged in federal court. In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction and temporary or permanent bans on hydraulic fracturing in certain areas. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations.
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
Historically, our environmental compliance costs have not had a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations; however, there can be no assurance that such costs will not be material in the future. It is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.
State and Local Regulation
Our operations, and the operations of our customers, are subject to a variety of state and local environmental review and permitting requirements. Some states have state laws similar to major federal environmental laws and thus our operations are also subject to state requirements that may be more stringent than those imposed under federal law.
Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas. Texas has specific permitting and review processes for oilfield service operations, and state agencies may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building and transportation requirements.
Motor Carrier Operations
We operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation (“DOT”) and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations; regulatory safety; hazardous materials labeling, placarding and marking; financial reporting; and certain mergers, consolidations and acquisitions. There are additional regulations specifically relating to the trucking industry, including requirements related to testing and weight and dimension specifications of equipment, drug testing and product handling. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time driven in any specific period and requiring onboard black box recorder devices or limits on vehicle weight and size.
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
Employees
As of December 31, 2018, we had approximately 1,074 employees and no unionized labor. We hire independent contractors on an as-needed basis. We believe we have satisfactory relations with our employees.
Available Information
We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

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
Item 1A.    Risk Factors
You should carefully consider the information in this Annual Report, including the matters addressed under “Cautionary Statement Regarding Forward‑Looking Statements” and the following risks before making an investment decision. If any of the following risks actually occur, the trading price of our Class A Common Stock could decline, and you may lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business.
Risks Related to Our Business
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in such capital spending could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.
Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. The significant decline in oil and natural gas prices that began in late 2014 has caused a reduction in the exploration, development and production activities of most of our customers and their spending on our services. These cuts in spending have curtailed drilling programs, which resulted in a reduction in the demand for our services as compared to activity levels in late 2014, as well as in the prices we can charge. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long‑term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent the reduced number of wells that need our services or equipment more than offsets new drilling and completion activity and complexity. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.
Industry conditions are influenced by numerous factors over which we have no control, including:

•	domestic and foreign economic conditions and supply of and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the level and cost of global and domestic oil and natural gas exploration, production, transportation of reserves and delivery;

•	taxes and governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	political and economic conditions in oil and natural gas producing countries;

•
actions by the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, such as Russia, with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;

•	sanctions and other restrictions placed on oil producing countries, such as Iran and Venezuela;

•	global weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the discovery rates of new oil and natural gas reserves;

•	shareholder activism or activities by non‑governmental organizations to restrict the exploration, development and production of oil and natural gas;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the potential acceleration of development of alternative fuels; and

•	uncertainty in capital and commodities markets and the ability of oil and natural gas companies to raise equity capital and debt financing.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the past two years, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $43 per Barrel (“Bbl”) in 2017 to a high of $77 per Bbl in October 2018. If the prices of oil and natural gas continue to be volatile, reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
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
Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or hazardous materials into the environment. These conditions can cause:

•	disruption or suspension of operations;

•	substantial repair or replacement costs;

•	personal injury or loss of human life;

•	significant damage to or destruction of property and equipment;

•	environmental pollution, including groundwater contamination;

•	unusual or unexpected geological formations or pressures and industrial accidents; and

•	substantial revenue loss.

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
Our top five customers represented approximately 42% and 47% of our consolidated revenues for 2018 and 2017, respectively. Within our High Specification Rig segment, our top five customers represented approximately 45% and 49% of our revenues for 2018 and 2017, respectively. Within our Completion and Other Services segment, our top five customers represented approximately 68% and 70% of our revenues for 2018 and 2017, respectively. Within our Processing Solutions segment, our top five customers represented approximately 82% and 92% of our revenues for 2018 and 2017, respectively. During 2018, EOG Resources, Inc. accounted for approximately 20% of our revenues. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer fails to pay us, our revenues would be impacted and our operating results and financial condition could be materially harmed. Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations until the equipment is redeployed at similar utilization or pricing levels.
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
We currently rely on a limited number of third‑party manufacturers to build our new high‑spec well service rigs. For example, approximately 60% of our high‑spec well service rigs were manufactured by NOV. If demand for high‑spec well service rigs or the components necessary to build such high‑spec well service rigs increases or our manufacturers’ suppliers face financial distress or bankruptcy, such manufacturers, including NOV, may not be able to provide the new high‑spec well service rigs to us on schedule or at expected prices. If this were to occur, we could be required to seek other manufacturers to build our high‑spec well service rigs and, other than the manufacturers on which we currently rely, there are a limited number of additional manufacturers that are capable of building high‑spec service rigs to our specifications. Disruptions in the ability of our manufacturers to deliver our new high‑spec well service rigs may adversely affect our revenues or increase our costs.
Our operating history may not be sufficient for investors to evaluate our business and prospects.
We are a recently consolidated company with a short consolidated operating history, which makes it difficult for potential investors to evaluate our prospective business or operations or the merits of an investment in our securities. The Magna, Bayou and ESCO Acquisition were completed in June 2016, October 2016 and August 2017, respectively, and our Predecessor’s consolidated financial and operating results only reflect the impact of such acquisitions for periods subsequent to such acquisitions. In addition, the Predecessor Companies, became our operating subsidiaries and have not historically operated on a consolidated or combined basis or under the same management team. Further, certain members of our and ESCO’s management teams have a limited history operating together and may experience difficulties relating to the efficient integration of varying management systems, processes and procedures. These factors may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. For example, the historical financial data may not give you an accurate indication of what our actual results would have been if our corporate reorganization, the Magna, Bayou and ESCO Acquisitions, or the formation of our management team had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
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
We have pursued and intend to continue to pursue selected, accretive acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:

•	unanticipated costs and exposure to liabilities assumed in connection with the acquired business or assets, including but not limited to environmental liabilities;

•	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;

•	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business;

•	potential losses of key employees and customers of the acquired business;

•	risks of entering markets in which we have limited prior experience; and

•	increases in our expenses and working capital requirements.
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
The accuracy of these assessments is inherently uncertain. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired assets will perform in accordance with our expectations or that our expectations with respect to integration or benefits as a result of any acquisition will materialize. Further, any acquisition may involve other risks that may cause our business to suffer, including:

•	diversion of our management’s attention to evaluating, negotiating for and integrating acquired assets;

•	the challenge and cost of integrating acquired assets with those of ours while carrying on our ongoing business; and

•	the failure to realize the full benefits anticipated from the acquisition or to realize these benefits within our expected time frame.
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
We are dependent upon the available labor pool of skilled employees and may not be able to find or retain enough skilled labor to meet our needs, which could have a negative effect on our growth. The delivery of our products and services requires workers with specialized skills and experience who can perform physically demanding work. As a result of our industry volatility, including the recent and pronounced decline in drilling activity, as well as the demanding nature of the work, many workers have left the oilfield services industry to pursue employment in different fields. Our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. In addition, our ability to be productive and profitable will depend upon our ability to retain skilled workers. The demand for skilled workers is high and the supply is limited. As a result, competition for experienced oilfield service personnel is intense, and we face significant challenges in competing for crews and management with large and well‑established competitors. Recently, we have experienced a significant increase in labor costs, and significant continued increases in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
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
In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma issued new rules for wastewater disposal wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Oklahoma regulators further promulgated in February 2018 rules to regulate and reduce seismicity induced by underground injection. Additionally, from time to time regulators develop and implement plans directing certain wells located in proximity to seismic incidents to restrict or suspend disposal well operations. Similarly, the Texas Railroad Commission adopted similar rules in 2014. In addition, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to disposals of customers’ wastewater to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.
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
The BLM finalized a rule in March 2015 establishing standards for hydraulic fracturing on federal and American Indian lands; however, the BLM repealed this rule in December 2017. The repeal has been challenged in federal court by the state of

California and environmental groups. In November 2016, the BLM finalized a rule regulating the venting and flaring of natural gas, leak detection, air emissions from equipment, well maintenance and unloading, drilling and completions and royalties potentially owed for loss of such emissions from oil and natural gas facilities producing on federal and tribal leases. In September 2018, the BLM published a revised rule which rescinded and revised several components of the 2016 rule, which is the subject of pending litigation. In addition, in a March 28, 2017 executive order, President Trump directed the Secretary of the Interior to review these and several other BLM rules related to oil and gas operations and, if appropriate, to suspend, revise, or rescind the rules. The executive order also directs all executive agencies more broadly to review existing regulations that potentially burden the development or use of domestically produced energy resources.
The EPA also issued a FIP in June 2016 to implement the Federal Minor New Source Review Program on tribal lands for oil and natural gas production. The FIP creates a permit‑by‑rule process for minor air sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and natural gas production. Neither the FIP nor the revisions apply in areas of ozone non-attainment. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions.
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
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level at this time.
Various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction, and temporary or permanent bans on hydraulic fracturing in certain areas. In addition, state and federal regulatory agencies have recently focused on a possible connection between the disposal of wastewater in underground injection wells and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In response to these concerns, regulators in some states are seeking to impose additional requirements on hydraulic fracturing fluid disposal practices, including restrictions on the operations of produced water disposal wells and imposing more stringent requirements on the permitting of such wells. The adoption and implementation of any new laws or regulations that restrict our customers' ability to dispose of produced water could result in increased operating costs for the, which in turn could indirectly reduce demand for our services.

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
The EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain preconstruction and operating permit reviews for GHG emissions from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of GHGs from specified GHG emission sources, including, among others, certain oil and natural gas production facilities, on an annual basis. More recently, in June 2016, the EPA finalized regulations under the CAA that address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, and also imposes leak detection and repair requirements on operators. In June 2017 the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-consider the entirety of the 2016 methane standards. In September 2018, the EPA proposed revisions to the 2016 rules, which, according to the EPA, are intended to “streamline implementation, reduce duplicative EPA and state requirements, and significantly decrease unnecessary burdens on domestic energy producers.” Future implementation of these standards is uncertain at this time.
To date, there has been no federal legislation to reduce emissions of GHGs; however, almost one-half of the states have established GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels, to acquire and surrender emission allowances, the number of which is reduced each year of the program. In addition, in 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement required participating nations to show further reductions in their GHG emissions. Following the change in U.S. Presidential Administrations, the United States issued formal notice to the United Nations in August 2017 that it was withdrawing from the Paris Agreement. Such withdrawal has not yet been finalized as the Paris Agreement has a four year exit process. Further, several states and local governments have stated their commitment to its principles in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement, nor is it possible to predict how or when states will implement similar requirements.
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
On August 16, 2017, in connection with the Offering and the ESCO Acquisition the Company issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019, for which we have exercised our rights to suspend payment pending resolution of certain indemnification claims. The notes bear interest at 5.0% payable quarterly until their respective maturity dates.
As of December 31, 2018, we had borrowed $18.5 million under our senior secured revolving credit facility (the “Credit Facility”) with a residual $17.7 million in borrowing capacity.

On June 22, 2018, the Company entered into the Master Financing and Security Agreement (“Financing Agreement”) with Encina Equipment Finance SPV, LLC. The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. As of December 31, 2018, the aggregate principal balance outstanding was $37.5 million under the Financing Agreement. The Financing Agreement is secured by a lien on certain high specification rig assets.
In addition, subject to the limits contained in our Credit Facility and our Financing Agreement, we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:

•
covenants contained in the documents governing such indebtedness may require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	we may be competitively disadvantaged compared to our competitors that have greater access to capital resources; and

•	we may be more vulnerable to adverse economic and industry conditions.
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
Our Credit Facility subjects us to various financial and other restrictive covenants. Ranger Services had difficulty maintaining compliance with the covenants and ratios required under the prior financing agreement and we may have similar difficulties with the Credit Facility. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Credit Facility.
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
We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems, and these systems are subject to risk associated with cyber incidents or attacks. Our technology systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. These cyber security risks could disrupt our operations and result in downtime or the loss, theft, corruption or unauthorized release of critical data of us or those with whom we conduct business, as well as result in higher costs to correct and remedy the effects of such incidents. Certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.
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
Risks Related to Our Class A Common Stock
Being a public company requires compliance with the reporting requirements of the Exchange Act, and the requirements of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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
Furthermore, while we must comply with Section 404 of Sarbanes-Oxley for our fiscal year ending December 31, 2018, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our Annual Report for the fiscal year ending December 31, 2022. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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
We identified a material weakness in our internal control over financial reporting in the prior year and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls, subject to any exemptions that we avail ourselves to under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley, for our fiscal year ending December 31, 2018. As of December 31, 2017, we identified a material weakness related to non-routine and/or complex transactions attributable to the lack of sufficient qualified accounting personnel. To remediate the prior year material weakness, we have recruited technical, financial and accounting personnel and have made significant advancements to our internal controls surrounding non-routine and complex arrangements to strengthen our financial reporting process since the Offering in August 2017. Based on testing performed by management, we believe the implemented controls are operating effectively and the prior year material weakness has been remediated as of December 31, 2018.
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
The Existing Owners, CSL Opportunities II, CSL Holdings II and CSL Energy Opportunities Master Fund, LLC (“CSL Master Fund”) own approximately 60.3% of our voting interests. CSL holds a majority of the voting interests in each of the Existing Owners, CSL Opportunities II, CSL Holdings II and CSL Master Fund. CSL and its affiliates beneficially own an aggregate of approximately 2,818,350 shares of Class A Common Stock, 6,416,154 units in Ranger LLC (“Ranger Units”) and 6,416,154 shares of our Class B Common Stock, par value $0.01 per share (“Class B Common Stock”). CSL’s beneficial ownership of greater than 50% of our voting stock means CSL will be able to control matters requiring shareholder approval, including the election of directors (other than certain rights of Bayou Holdings to designate nominees to our Board of Directors as discussed further herein), changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock (other than Bayou Holdings) will be able to affect the way we are managed or the direction of our business. Further, we entered into a stockholders’ agreement with the Existing Owners and Bayou Holdings, CSL Opportunities II and CSL Holdings II (together, the “Bridge Loan Lenders”). Among other things, the stockholders’ agreement provides (i) CSL with the right to designate a certain number of nominees to our Board of Directors for so long as CSL beneficially owns at least 10% of our common stock and (ii) Bayou Holdings with the right to designate two nominees to our Board of Directors for so long as CSL beneficially owns at least 50% of our common stock. The interests of CSL and Bayou Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.
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
In addition, certain change of control events have the effect of accelerating the payment due under the Tax Receivable Agreement, which could be substantial and accordingly serve as a deterrent to a potential acquirer of our company. Please see “—Risks Related to Our Structure—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.”
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
We do not intend to pay cash dividends on our Class A Common Stock and our Credit Facility places certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
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
We may sell additional shares of Class A Common Stock or securities convertible into Class A Common Stock in subsequent public offerings. As of February 26, 2019, we had 8,448,527 shares of Class A Common Stock outstanding, which may be resold immediately in the public market. As of February 26, 2019, the Existing Owners and the Bridge Loan Lenders owned 6,866,154 shares of our Class B Common Stock. The Existing Owners and the Bridge Loan Lenders are parties to a registration rights agreement, which require us to effect the registration of any shares of Class A Common Stock held by an Existing Owner or Bridge Loan Lender or that an Existing Owner or Bridge Loan Lender receives upon redemption of its shares of Class B Common Stock.
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
We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for, and intend to rely on exemptions from certain corporate governance requirements.
Through its interests in the Existing Owners, CSL holds a majority of the voting power of our capital stock. As a result, we are a controlled company within the meaning of NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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
For as long as we are an emerging growth company and/or a smaller reporting company, we will not be required to comply with certain reporting requirements that apply to other public companies.
We are classified as an “emerging growth company” under the JOBS Act and as a “smaller reporting company” under the Exchange Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A Common Stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. For as long as we are a smaller reporting company, we will have certain other reduced disclosure obligations with the SEC, including the ability to provide only two years of audited financial statements and corresponding Management's Discussion and Analysis disclosures. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates, calculated as of the end of our most recently complete second fiscal quarter exceeds $250 million. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We have entered into a Tax Receivable Agreement and certain members of Ranger Unitholders (each such person a “TRA Holder”). This agreement provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that we actually realize (computed using the estimated impact of state and local taxes) or are deemed to realize in certain circumstances in periods after the Offering as a result of certain increases in tax basis and certain benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings. Payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.
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
If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at our election or it is terminated early due to our breach of a material obligation thereunder) our obligations under the Tax Receivable Agreement would accelerate and we would be required to make a substantial immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreement (determined by applying a discount rate equal to one-year London Interbank Offered Rate (“LIBOR”) plus 150 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) the assumption that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement (including having sufficient taxable income to currently utilize any accumulated net operating loss carryforwards) and (ii) the assumption that any Ranger Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates.
As a result of either an early termination or a change of control, we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash tax savings under the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control that could be in the best interests of holders of our Class A Common Stock.  For example, if the Tax Receivable Agreement were terminated as of December 31, 2018 the present value of the estimated termination payments would, in the aggregate, be approximately $7.1 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points, applied against an undiscounted liability of approximately $10.4 million). The foregoing amount is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. During 2017, policymakers announced that LIBOR will be replaced by a Secured Overnight Financing Rate (“SOFR”) by 2021. The new benchmark rate will be based on overnight Treasury General Collateral repossession rates. We will monitor the continuous emergence of SOFR, as it could adversely impact our interest rate risk, and therefore the amount of interest we pay on liabilities currently measured at LIBOR.
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
We intend to continue to operate such that Ranger LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of Ranger Units pursuant to a Redemption Right (or our Call Right) or other transfers of Ranger Units could cause Ranger LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to continue to operate such that redemptions or other transfers of Ranger Units qualify for one or more such safe harbors. For example, we intend to continue to limit the number of Ranger Unit Holders, and the Ranger LLC Agreement provides for limitations on the ability of Ranger Unit Holders to transfer their Ranger Units and provides us, as managing member of Ranger LLC, with the right to impose restrictions (in addition to those already in place) on the ability of Ranger Unit Holders to redeem their Ranger Units pursuant to a Redemption Right to the extent we believe it is necessary to ensure that Ranger LLC will continue to be treated as a partnership for U.S. federal income tax purposes.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Properties
Our principal executive offices are located at 800 Gessner Street, Suite 1000, Houston, Texas 77024 and our telephone number is 713-935-8900. We lease our 29,000 square foot general office space at our corporate headquarters, where our existing lease expires in 2020. At December 31, 2018, we owned or leased the following additional principal properties:

Facility Location	Purpose	Size (sq ft/acres)	Leased or Owned	Lease Expiration	Segment
Bowie, Texas	Maintenance Facility/Yard/Field Office	23,584 sq ft/ 8 acres	Leased	2020	High Specification Rigs
Bowie, Texas	Maintenance Facility/Yard/Field Office	3,100 sq ft/ 1 acre	Leased	2020	High Specification Rigs
Dickinson, North Dakota	Maintenance Facility/Yard/Field Office	11,120 sq ft/3.5 acres	Owned	N/A	High Specification Rigs
Milliken, Colorado	Maintenance Facility/Yard/Field Office	124,000 sq ft/23 acres	Owned	N/A	High Specification Rigs
Monahans, Texas	Maintenance Facility/Yard	6,400 sq ft/ 10 acres	Leased	2020	High Specification Rigs
Newtown, North Dakota	Maintenance Facility/Yard/Field Office	10,000 sq ft/3.5 acres	Owned	N/A	High Specification Rigs
Odessa, Texas	Maintenance Facility/Yard/Field Office	5,000 sq ft/5 acres	Leased	2020	High Specification Rigs
Pleasanton, Texas	Maintenance Facility/Yard/Field Office	7,800 sq ft/3 acres	Owned	N/A	High Specification Rigs
San Angelo, Texas	Maintenance Facility/Yard/Field Office	12,055 sq ft/ 10 acres	Leased	2020	High Specification Rigs
Wharton, Texas	Field Office/Yard	2,000 sq ft/4 acres	Leased	2018	High Specification Rigs
Williston, North Dakota	Maintenance Facility/Yard/Field Office	10,820 sq ft/4.5 acres	Leased	2018	High Specification Rigs
Palestine, Texas	Maintenance Facility/Yard/Field Office	2,000 sq ft/3.0 acres	Leased	2020	High Specification Rigs
Hobbs, New Mexico	Maintenance Facility/Yard/Field Office	7,500 sq ft/3.4 acre	Leased	2020	High Specification Rigs
Calumet, Oklahoma	Maintenance Facility/Yard/Field Office	7310 sq ft/3 acres	Leased	2020	High Specification Rigs
Midland, TX	Maintenance Facility/Yard/Field Office	36,231 sq ft/12 acres	Leased	2027	High Specification Rigs
We also lease several smaller facilities, which leases generally have shorter terms. We believe that our facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Equipment
High Specification Rigs
We have 141 well service rigs in our fleet, 140 of which are considered to be “high‑spec,” with high operating HP (450 HP or greater) and tall mast heights (102 feet or higher). The only rig in our fleet that is not high‑spec is generally deployed only for plugging and abandonment operations on conventional vertical wells. In February 2017, we entered into the NOV Purchase Agreement, pursuant to which we accepted delivery of 28 high-spec rigs in 2017 and 2018. As a result of the NOV Purchase Agreement, our well service rig fleet expanded to 141 rigs, 140 of which are considered to be high‑spec.
The high‑spec well service rigs in our fleet, the substantial majority of which has been built since 2010, have an average age of approximately six years and feature modern operating components sourced from leading U.S. manufacturers. Approximately 60% of our existing high‑spec well service rigs were manufactured by NOV, with the remaining manufactured by Dragon/Cooper, Service King, Rig Works, Taylor, Mustang and Stewart & Stevenson Crown.

In connection with the operations of our high‑spec well service rigs, we also maintain a supply of additional service and rental equipment, including accumulators, acid and frac tanks, motor vehicles, trailers, tractors, catwalks, cementing units, pipe racks, power swivels, ram block assemblies, rig pumps and related items.
Completion and Other Services
Our wireline services involve the use of wireline trucks and high-pressure pump trucks to pump fracturing plugs and perforating guns into extended reach horizontal wells for pump down perforating completion purposes. Our other services utilize trucks, pumps and other tools and equipment units to enable operators to safely run or remove pipe and other downhole tools from a pressurized well, control and separate completion fluids and to haul oilfield fluids used in production.
Processing Solutions
We have a fleet of 29 MRUs that are modern, reliable and equipped to handle large volumes of natural gas while operating across a broad array of oilfield conditions with minimal downtime and maintenance. Our MRUs are constructed and assembled by third‑party vendors in accordance with our proprietary designs and with our oversight of sourcing and procurement. Our MRUs can be stacked and scaled to handle a range of projects and natural gas volumes. Our MRUs can generate temperatures downwards of -20 degrees Fahrenheit. In addition, we own and operate five auxiliary NGL stabilizer units (designed to assist our MRUs that require additional capacity to separate and capture valuable NGLs), 59 NGL storage tanks with bulkhead delivery systems and capacities of 18,000 gallons, 14 trailer‑mounted natural gas generators and additional supporting auxiliary equipment. Our proprietary natural gas and NGL processing equipment is generally designed to be mobile and purpose‑built to increase efficiency and productivity while reducing safety risks.
Item 3.        Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our business, liquidity position, financial condition, prospects or results of operations. We are, however, named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including certain environmental claims and employee‑related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisers and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available in the future at economical prices. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. Information regarding legal proceedings is presented in “Note 13 — Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4.        Mine Safety Disclosure
Not applicable.

PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholders' Matters and Issuer Purchases of Equity
Securities

Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR.” There is no public market for our Class B Common Stock. The following table presents the high and low sales prices of the Class A Common Stock during each subsequent quarter following our initial public offering on August 16, 2017.

	NYSE Stock Price
	2018		2017
	High	Low	High	Low
First quarter	$11.39	$7.60
Second quarter	$10.24	$6.88
Third quarter	$10.78	$7.82	$15.70	$13.50
Fourth quarter	$8.65	$4.70	$15.05	$8.48
Dividend Policy
We have not paid any dividends since our inception and we do not anticipate declaring or paying any cash dividends to holders of our Class A Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business.
Holders
As of February 26, 2019, the closing sales price of our common stock on the NYSE was $7.30 and there were approximately 50 shareholders of record of our Class A Common Stock and four shareholders of record of our Class B Common Stock. This number does not include shareholders whose shares are held for them in “street name” meaning that such shareholders are held for their accounts by a broker or other nominee. The actual number of beneficial shareholders is greater than the number of holders of record.

Stock Performance Graph
The graph below presents a comparison of the cumulative total return on our Class A Common Stock, assuming $100 was invested on August 10, 2017, the initial trading day for our common stock for the NYSE Composite Index and a self- determined peer group, which includes Basic Energy Services, Inc., Key Energy Services, Inc., Superior Energy Services, Inc., C&J Energy Services, Inc. and Pioneer Energy Services Corp.

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

	December 31,
	2018	2017
	(in millions, except per share and hourly amounts)
Statement of operations data
Operating Revenues	$303.1	$154.0
Operating loss	$(2.1)	$(20.6)
Net loss	$(5.8)	$(27.3)
Net loss attributable to Ranger Energy Services, Inc.	$(3.3)	$(6.6)

Per share loss from continuing operations
Basic	$(0.39)	$(0.78)
Diluted	$(0.39)	$(0.78)

Balance sheet data (at end of period)
Working capital	$2.2	$(3.8)
Property, plant and equipment, net	$229.8	$189.2
Total assets	$302.5	$259.7
Long-term debt	$44.7	$5.8
Shareholders' equity / net parent investment	$192.0	$195.7

Other financial data
Net cash provided by (used in) operating activities	$27.6	$(17.3)
Net cash (used in) investing activities	$(74.4)	$(68.9)
Net cash provided by financing activities	$44.1	$88.1
Capital Expenditures	$75.9	$56.9
Adjusted EBITDA (1)	$41.1	$11.2

Rig Hours	290,000	211,200
Average Monthly Hours per rig	176	194
_________________________

1.
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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Statement Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under “Item 1A.-Risk Factors” included elsewhere in this report. We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.
Overview
The Company is one of the largest providers of high specification (“high‑spec”) well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 141 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore exploration and production (“E&P”) companies that require completion and production services at increasing lateral lengths. Our high‑specification well service rigs facilitate operations throughout the lifecycle of a well, including (i) completion services, such as milling out composite plugs used during hydraulic fracturing, wireline and snubbing services (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides Completion and Other Services, which provides services necessary to bring and maintain a well on production and primarily includes (i) wireline services, including well intervention, pipe recovery, plugging and abandonment and (ii) snubbing services, including well maintenance, workover and well completion activities. In addition to our core well services rig operations, we also offer a suite of complementary services, including equipment rentals, well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. The Company also owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and Sooner Trend Anadarko Basin Canadian and STACK plays.
Our Predecessor and Ranger Energy Services, Inc.
We were formed on February 17, 2017, and did not conduct any material business operations prior to the transactions described under “Initial Public Offering” other than certain activities related to the Offering. Our Predecessor consists of Ranger Services and Torrent Services on a consolidated basis. In connection with the transactions described in Note 1 — Organization and Business Operations – Reorganization, the Existing Owners contributed the equity interests in the Predecessor Companies to us in exchange for shares of our Class A Common Stock, Ranger Units and shares of our Class B Common Stock.
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
During the fourth quarter of 2018, the Company bifurcated the legacy Well Services segment into High Specification Rigs and Completion and Other Services due to the modifications made to its internal reporting and responsibilities of those reporting to the Chief Operating Decision Maker (“CODM”). As a result, the financial information being provided to the CODM has been updated to align with our new internal organization, which resulted in a new reportable segment discussed further below. Future filings will be updated accordingly.
We conduct our operations through three segments: High Specification Rigs, Completion and Other Services and Processing Solutions. Our High Specification Rigs segment has historically consisted of the results of operations of Ranger Services and, as applicable, Magna, Bayou and the ESCO Acquisition assets from their respective acquisition dates. Our Completion and Other Services segment consists primarily of our wireline and snubbing lines of business along with other non-rig well services. Our Processing Solutions segment has historically consisted of the results of operations of Torrent Services. Our High Specification Rig segment provides high‑spec well service rigs and complementary equipment and services in the United States, with a focus on technically demanding unconventional horizontal well completion, workover and maintenance operations. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our Completion and Other Services segment provides services necessary to bring and maintain a well on production. Our Processing Solutions segment engages in the rental, installation, commissioning, start‑up, operation and maintenance of MRUs, NGL stabilizer units, NGL storage units and related equipment. We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the SCOOP and STACK plays. For additional information about our assets and operations, please see Note 15 — Segment Reporting to the consolidated financial statements.
Initial Public Offering
On August 16, 2017, we completed the Offering of 5,862,069 shares of our Class A Common Stock. The gross proceeds of the Offering, based on a public offering price of $14.50 per share, was $85.0 million, which resulted in net proceeds of $80.8 million, after deducting $4.2 million of underwriting discounts and commissions. We received net proceeds of approximately $20.7 million after we paid off the remainder of our long term debt of $10.4 million, funded $45.2 million for the cash portion of the ESCO Acquisition, $3.9 million of costs incurred due to the Offering, and $0.7 million for cash bonuses to certain employees. The remaining net proceeds were used to fund capital expenditures and general business expenses.
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
In determining the appropriate amount of revenue to be recognized as we fulfill the obligations under its contracts with customers, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligation and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
We satisfy our performance obligation over time as the services are performed. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (i) our performance towards complete satisfaction of the performance obligation under the contract and (ii) the value transferred to the customer of the services performed under the contract. We invoice our customers upon completion of the specified services and collection generally occurs within the payment terms agreed with customers. Accordingly, there is no financing component to our arrangement with customers.
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
How We Evaluate Our Operations
Our management intends to use a variety of metrics to analyze our operating results and profitability. These metrics include, among others, operating revenues, operating income (loss) and adjusted EBITDA.
In addition, within our High Specification Rig segment, our management intends to use additional metrics to analyze our activity levels and profitability. These metrics include, among others, rig hours and rig utilization.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before interest expense, net, income tax provision or benefit, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, impairment of goodwill and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” Regarding Non‑GAAP Financial Measure for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Rig Hours
Within our High Specification Rigs segment, we analyze rig hours as an important indicator of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked during the periods presented. We typically bill customers on an hourly basis during the period that a well service rig is actively working, making rig hours a useful metric for evaluating our profitability.
Rig Utilization
Within our High Specification Rigs segment, we analyze rig utilization as a further important indicator of our activity levels and profitability. We measure rig utilization by reference to average monthly hours per rig, which is calculated by dividing (a) the approximate, aggregate operating well service rig hours for the periods presented by (b) the aggregate number of high specification rigs in our fleet during such period, as aggregated on a monthly basis utilizing a mid-month convention whereby a high specification rig is added to our fleet during a month, meaning that we have taken delivery of such high specification rig and is ready for service, is assumed to be in our fleet for one half of such month. We believe that rig utilization as measured by average monthly hours per well service rig is a meaningful indicator of the operational efficiency of our core revenue-producing assets, market demand for our well services and our ability to profitably capitalize on such demand. Our evaluation of our rig utilization as measured by average monthly hours per rig may not be comparable to that of our competitors. For example, our competitors’ well service rig fleets are typically comprised primarily of older, lower spec well service rigs that are not as well suited to servicing modern horizontal well designs as are high-spec well service rigs, which may result in lower average rig hours per rig for our competitors’ fleets as compared to our fleet.

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
For the years ending December 31, 2018 and 2017 our rig utilization as measured by average monthly hours per rig was approximately 176 and 194, respectively. Actual aggregate operating well service rig hours for the years ending December 31, 2018 and 2017 were 290,000 and 211,200, respectively. The increase in the rig hours is primarily as a result of our full year activity from the 2017 ESCO Acquisition and their associated high specification rigs, as well as newly acquired service rigs. The decrease in rig utilization resulted from the average number of high specification rigs in our active fleet, from 91 in 2017 to 137 in 2018, increasing at a greater rate than our number of hours.
Factors Impacting the Comparability of Results of Operations
ESCO Acquisition
Our Predecessor’s historical consolidated financial statements for the years ended December 31, 2017 do not include the results of operations for the assets we acquired in the ESCO Acquisition, other than for the period from August 16, 2017 to December 31, 2017. As a result, our Predecessor’s historical financial data do not give you an accurate indication of what our actual results would have been if the ESCO Acquisition had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
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
 In addition, we entered into a Tax Receivable Agreement with the TRA Holders. This agreement provides for the payment by us to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Offering as a result of (i) any tax basis increases resulting from the contribution in connection with the Offering by such TRA Holder of all or a portion of its Ranger Units to us in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the redemption by such TRA Holder of Ranger Units for shares of Class A Common Stock pursuant to the Redemption Right or our Call Right and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. See “Certain Relationships and Related Party Transactions.”
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
Results of Operations
The Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
The following table presents our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017

	Year Ended December 31,		Variance
	2018	2017	$	%
Revenues
High specification rigs	$149.9	$108.3	$41.6	38%
Completion and other services	136.0	37.4	98.6	264%
Processing solutions	17.2	8.3	8.9	107%
Total revenues	303.1	154.0	149.1	97%
Operating expenses
Cost of services (exclusive of depreciation and amortization)
High specification rigs	128.7	93.4	35.3	38%
Completion and other services	100.2	29.8	70.4	236%
Processing solutions	8.0	3.2	4.8	150%
Total cost of services	236.9	126.4	110.5	87%
General and administrative	29.0	30.4	(1.4)	(5)%
Depreciation and amortization	30.3	17.8	12.5	70%
Impairment of goodwill	9.0	—	9.0	100%
Total operating expenses	305.2	174.6	130.6	75%

Operating loss	(2.1)	(20.6)	18.5	(90)%

Other expenses
Interest expense, net	(3.7)	(6.3)	2.6	41%
Total other expenses	(3.7)	(6.3)	2.6	41%
Loss before income tax expense	(5.8)	(26.9)	21.1	(78)%
Income tax expense	—	0.4	(0.4)	(100)%
Net loss	$(5.8)	$(27.3)	$21.5	(79)%
Revenues. Revenues for the year ended December 31, 2018 increased $149.1 million, or 97%, to $303.1 million from $154.0 million for the year ended December 31, 2017. The increase in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the year ended December 31, 2018 increased $41.6 million, or 38%, to $149.9 million from $108.3 million for the year ended December 31, 2017. The increase was primarily due to an increased number of rig hours, which increased 37% to 290,000 from 211,200 for the year ended December 31, 2018 compared to the year ended December 31, 2017. The total number of rig hours increased due to an increase in average rigs to 137 from an average of 91 rigs. The increases are primarily attributable to a full year of activity of the fixed assets and related services and equipment from the ESCO Acquisition and other fixed assets added to our fleet. Of the total segment increase, $17.5 million is attributable to the assets acquired in the ESCO Acquisition.
Completion and Other Services. Completion and Other Services revenues for the year ended December 31, 2018 increased $98.6 million, or 264%, to $136.0 million from $37.4 million for the year ended December 31, 2017. The increase is primarily attributable to our wireline business, which accounted for approximately $95.0 million, or 96%, of the revenue increase, as the majority of this business commenced in the Permian Basin during the fourth quarter of 2017.
Processing Solutions. Processing Solutions revenues for the year ended December 31, 2018 increased $8.9 million, or 107%, to $17.2 million from $8.3 million for the year ended December 31, 2017. The increase was primarily attributable to an increase in MRU revenue due to an increased MRU utilization to 90% from 64% and an increase in our rental rates.
Cost of services. Cost of services for the year ended December 31, 2018 increased $110.5 million, or 87%, to $236.9 million from $126.4 million for the year ended December 31, 2017. As a percentage of revenue, cost of services was 78% and 82% for the years ended December 31, 2018 and 2017, respectively. The increase in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the year ended December 31, 2018 increased $35.3 million, or 38%, to $128.7 million from $93.4 million for the year ended December 31, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities, which includes employee costs and repair and maintenance costs.
Completion and Other Services. Completion and Other Services cost of services for the year ended December 31, 2018 increased $70.4 million, or 236%, to $100.2 million from $29.8 million for the year ended December 31, 2017. The increase was primarily attributable to an increase in expenses due to the expansion of the Company’s activities, which includes employee costs.
Processing Solutions. Processing Solutions cost of services for the year ended December 31, 2018 increased $4.8 million, or 150%, to $8.0 million from $3.2 million for the year ended December 31, 2017. The increase was primarily attributable to increases in mobilization and installation costs incurred which corresponds with additional revenues.
General and administrative. General and administrative expenses for the year ended December 31, 2018 decreased $1.4 million, or 5%, to $29.0 million from $30.4 million for the year ended December 31, 2017. The decrease in general and administrative expenses is primarily due to a decrease in legal and other professional fees related to the initial public offering.
Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2018 increased $12.5 million, or 70%, to $30.3 million from $17.8 million for the year ended December 31, 2017. The increase in depreciation and amortization expense was related to the fixed assets put in place during 2017 due to the acquisition of ESCO, as well as fixed asset additions in all operating segments during 2018.
Interest expense, net. Interest expense, net for the year ended December 31, 2018 decreased $2.6 million, or 41%, to $3.7 million from $6.3 million for the year ended December 31, 2017. The decrease to interest expense, net was attributable to the repayment of the Bridge Loan during 2017 by issuing Class A Common Stock and Ranger Units (and corresponding number of our Class B Common Stock) to the Bridge Loan Lenders during the year ended December 31, 2017, coupled with the lower average interest rate during 2018.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with GAAP. We define Adjusted EBITDA as net income or loss before interest expense, net, income tax provision or benefit, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, impairment of goodwill and other non-cash and certain items that we do not view as indicative of our ongoing performance.
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

The Year Ended December 31, 2018 compared to The Year Ended December 31, 2017

	Year Ended December 31, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions
				Other	Total
	(in millions)
Net income (loss)	$(6.9)	$27.6	$7.7	$(34.2)	$(5.8)
Interest expense, net	—	—	—	3.7	3.7
Tax expense	—	—	—	—	—
Depreciation and amortization	19.1	8.2	1.5	1.5	30.3
Equity based compensation	—	—	—	2.1	2.1
IPO, acquisition and severance costs	0.7	—	—	0.4	1.1
Loss on property and equipment	0.7	—	—	—	0.7
Impairment of goodwill	9.0	—	—	—	9.0
Adjusted EBITDA	$22.6	$35.8	$9.2	$(26.5)	$41.1

	Year Ended December 31, 2017
	High Specification Rigs	Completion and Other Services	Processing Solutions
				Other	Total
	(in millions)
Net income (loss)	$(9.9)	$(2.0)	$0.8	$(16.2)	$(27.3)
Interest expense, net	1.0	—	0.1	5.2	6.3
Tax expense	0.4	—	—	—	0.4
Depreciation and amortization	10.8	5.4	1.3	0.3	17.8
Equity based compensation	1.1	—	0.1	—	1.2
IPO, acquisition and severance costs	7.9	—	0.2	4.7	12.8
Loss on property and equipment	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—
Adjusted EBITDA	$11.3	$3.4	$2.5	$(6.0)	$11.2

	$ Variance
	High Specification Rigs	Completion and Other Services	Processing Solutions
				Other	Total
	(in millions)
Net income (loss)	$3.0	$29.6	$6.9	$(18.0)	$21.5
Interest expense, net	(1.0)	—	(0.1)	(1.5)	(2.6)
Tax expense	(0.4)	—	—	—	(0.4)
Depreciation and amortization	8.3	2.8	0.2	1.2	12.5
Equity based compensation	(1.1)	—	(0.1)	2.1	0.9
IPO, acquisition related and severance costs	(7.2)	—	(0.2)	(4.3)	(11.7)
Loss on property and equipment	0.7	—	—	—	0.7
Impairment of goodwill	9.0	—	—	—	9.0
Adjusted EBITDA	$11.3	$32.4	$6.7	$(20.5)	$29.9
     Adjusted EBITDA for the year ended December 31, 2018 increased $29.9 million to $41.1 million from $11.2 million for the year ended December 31, 2017. The increase by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA increased $11.3 million to $22.6 million from $11.3 million primarily due to an increase in revenues of $41.6 million partially offset by a corresponding increase in cost of services of $35.3 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA increased $32.4 million to $35.8 million from $3.4 million primarily due to an increase in revenues of $98.6 million partially offset by a corresponding increase in cost of services of $70.4 million.
Processing Solutions. Processing Solutions Adjusted EBITDA increased $6.7 million to $9.2 million from $2.5 million primarily due to an increase in net income of $6.9 million.
Other.  Adjusted EBITDA for the year ended December 31, 2018 was a loss of $26.5 million primarily due to general and administrative expenses of $29.0 million, related to compensation and benefits, professional fees and other general expenses. The balances included in Other reflect the general and administrative costs, interest expense, net and tax expense or benefit not directly attributable to any of our Segments.

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
As of December 31, 2018, we had approximately $2.6 million of cash on hand, operating cash flows of $27.6 million and availability under our Revolving Credit Facility of $17.7 million. Additionally, with the borrowing capacity under the Financing Agreement, we are expected to have sufficient funds to meet the Company’s liquidity requirements for at least the next 12 months.
Cash Flows
The following table presents our cash flows for the periods indicated:

	Year Ended December 31,		Variance
	2018	2017	$	%
	(in millions)
Cash flows provided by (used in) operating activities	$27.6	$(17.3)	$44.9	(260)%
Cash flows used in investing activities	(74.4)	(68.9)	(5.5)	8%
Cash flows provided by financing activities	44.1	88.1	(44.0)	(50)%
Net change in cash	$(2.7)	$1.9	$(4.6)	(242)%
Operating Activities
Net cash provided by operating activities increased $44.9 million to $27.6 million for the year ended December 31, 2018 compared to net cash used of $17.3 million for the year ended December 31, 2017. The increase in cash flows provided by operating activities is attributable to a lower net loss for the Company during the current period, partially offset by an increase in depreciation and amortization and the impairment of goodwill. The use of working capital cash for the year ended December 31, 2018 increased to $7.2 million as compared to the use of working capital cash of $14.5 million during the year ended December 31, 2017.
Investing Activities
Net cash used in investing activities increased $5.5 million to $74.4 million for the year ended December 31, 2018 compared to $68.9 million for the year ended December 31, 2017. The increase in cash flows used in investing activities is primarily attributable to fixed asset additions and extended payments for high specification rigs received during the year ended December 31, 2018.
Financing Activities
Net cash provided by financing activities decreased $44.0 million to $44.1 million for the year ended December 31, 2018 compared to $88.1 million for the year ended December 31, 2017. The decrease in cash flows provided by financing activities is primarily attributable to the proceeds from the Offering of $80.8 million, net of underwriters’ expense of $4.2 million, as well as the proceeds from related party debt of $21.0 million during the year ended December 31, 2017, which was partially offset by $56.0 million and $39.1 million borrowings of our credit facility and long-term debt, respectively and payments of $41.4 million and $9.6 million on our outstanding debt and capital leases, respectively.

Supplemental Disclosures
We added assets during 2017, where cash payments approximated $15.5 million during the current period. In addition, we also purchased $11.1 million in assets via capital lease financing.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled a $2.2 million surplus and a $3.8 million deficit at and December 31, 2018 and December 31, 2017, respectively.
Our Debt Agreements
In connection with the Offering and the ESCO Acquisition, we issued $7.0 million of seller's notes as a partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.
In connection with the Offering, we entered into a new credit agreement providing for our $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $36.2 million of borrowing capacity with $17.7 million available under the Credit Facility as of December 31, 2018.
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
Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR loans was 1.75% and the applicable margin for Base Rate loans is 1.50% until December 31, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering (August 16, 2022). As of December 31, 2018 the Credit Facility had an interest rate of 4.1%.
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
On June 22, 2018, the Company entered into a Financing Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. We anticipate utilizing the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. As of December 31, 2018, the aggregate principal balance outstanding was $37.5 million under the Financing Agreement. Amounts outstanding under the Financing Agreement are payable ratably over 48 months through the maturity of July 2022.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), which was 2.4% as of December 31, 2018. The Financing Agreement requires that the Company maintain leverage ratios of 3.50 to 1.00 as of December 31, 2018 and 2.50 to 1.00 for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of December 31, 2018.
During 2017, policymakers announced that LIBOR will be replaced by a SOFR by 2021. The new benchmark rate will be based on overnight Treasury General Collateral repossession rates. We will monitor the continuous emergence of SOFR, as it could adversely impact our interest rate risk, and therefore the amount of interest we pay on liabilities currently measured at LIBOR.
Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Debt obligations (1)	$71.4	$19.9	$51.4	$0.1	$—
Capital lease obligations (1)	12.0	5.0	6.9	0.1	—
Operating lease obligations	10.5	2.9	3.9	2.2	1.5
Total	$93.9	$27.8	$62.2	$2.4	$1.5
_________________________

1.	Debt and capital lease obligations include interest to be paid in future periods.

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
Business Combinations
Policy description
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Goodwill as of the acquisition date is measured and recognized as the excess of: (i) the aggregate of the fair value of the consideration transferred, the fair value of any non‑controlling interest in the acquiree and the acquisition date fair value of our previously held equity interests over (ii) the fair value of assets acquired and liabilities assumed. These fair values are accounted for at the date of acquisition and included in the consolidated balance sheets as of December 31, 2017. There were no material business combinations that took place during the year ended December 31, 2018. The results of operations of an acquired business is included in the statement of operations from the date of the acquisition.
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
Judgments and assumptions
Recording revenue involves the use of estimates and management judgment. We must make a determination at the time our services are provided whether the customer has the ability to make payments to us. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management. We have disaggregated revenue and disclosed such disaggregation in a manner that is consistent with our reporting segments and further disaggregation is not considered to be useful to investors in understanding or assessing the results of operations or business.
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
Recent Accounting Pronouncements
For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Recent Accounting Pronouncements included in Note 2 — Summary of Significant Accounting Policies in Item 8 of this Annual Report.
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

Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. We had an aggregate of $5.8 million outstanding under notes payable from the ESCO Acquisition as of December 31, 2018, with an interest rate of 5.0%. In addition, as of December 31, 2018, we had $18.5 million outstanding under our Credit Facility, with a weighted average interest rate of 4.1%. As of December 31, 2018, the aggregate principal balance outstanding was $37.5 million under the Financing Agreement, with a weighted average interest rate of 10.3%. A 1.0% increase or decrease in the weighted average interest rate would increase or decrease our interest expense by approximately $0.4 million annually. We do not currently hedge our interest rate exposure.
During 2017, policymakers announced that LIBOR will be replaced by a SOFR by 2021. The new benchmark rate will be based on overnight Treasury General Collateral repossession rates. We will monitor the continuous emergence of SOFR, as it could adversely impact our interest rate risk, and therefore the amount of interest we pay on liabilities currently measured at LIBOR.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2018, the top three trade receivable balances represented 13%, 12% and 11%, respectively, of total accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 8%, 7% and 7%, respectively, of total High Specification Rig accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 26%, 22% and 17%, respectively, of total Completion Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented 49%, 18% and 12%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures. Based upon this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report, at a reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).
The internal control over financial reporting is a process designed under the supervision and with the participation of our principal executive officer and principal financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Control over Financial Reporting
In our annual report for the year ended December 31, 2017, we identified and disclosed material weaknesses related to non-routine and/or complex accounting transactions, which was attributable to the lack of sufficient qualified accounting personnel. To remediate the material weakness, we have we recruited technical, financial and accounting personnel and have made significant advancements to our internal controls surrounding non-routine and complex arrangements to strengthen our financial reporting processes since the Offering in August of 2017. Based on testing performed by management, we believe the implemented controls are operating effectively and the prior year material weakness has been remediated as of December 31, 2018. There were no other changes in our internal control over financial reporting during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2019 Annual Meeting of Shareholders for the information this Item 10 requires that is incorporated herein by reference.
Item 11.        Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2019 Annual Meeting of Shareholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2019 Annual Meeting of Shareholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2019 Annual Meeting of Shareholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14.        Principal Accounting Fees and Services
Please see the information appearing in the proposal for the ratification of the appointment of our independent registered public accounting firm in the definitive proxy statement for our 2019 Annual Meeting of Shareholders for the information this Item 14 requires that is incorporated herein by reference.

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

10.8†	Indemnification Agreement (Darron M. Anderson) incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 22, 2017)
10.9†	Indemnification Agreement (William M. Austin) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.10†	Indemnification Agreement (Brett T. Agee) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.11†	Indemnification Agreement (Richard E. Agee) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.12†	Indemnification Agreement (John Matthew Hooker) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.13†	Indemnification Agreement (Charles S. Leykum) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.14†	Indemnification Agreement (Merrill A. Miller Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.15†	Indemnification Agreement (Lance A. Perryman) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.16†	Indemnification Agreement (Vivek Raj) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.17†	Indemnification Agreement (Robert S. Shaw Jr.) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.18†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.19†	Indemnification Agreement (Gerald Cimador) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on January 5, 2018)
10.20	Executive Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on May 10, 2018)
10.21	Employment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed with the Commission on May 10, 2018)
10.22	Employment Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed with the Commission on May 10, 2018)
10.23	Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 7, 2018)
10.24	Imdemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on June 7, 2018)
10.25	Master Financing and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 22, 2018)
10.26	Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Commission on July 31, 2018)
10.27	Employment Agreement, dated as of November 28, 2018, by and between the Company and Mario H. Hernandez
10.28	Indemnification Agreement, dated as of November 28, 2018, by and between the Company and Mario H. Hernandez
*21.1	List of subsidiaries of Ranger Energy Services, Inc.
*23.1	Consent of BDO USA, LLP
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.INS	XBRL Instance Document
*101.LAB	XBRL Labels Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.SCH	XBRL Schema Document
____________________________________________

*	Filed as an exhibit to this Annual Report on Form 10-K
**	Furnished as an exhibit to this Annual Report on Form 10-K
†	Compensatory plan or arrangement
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

Ranger Energy Services, Inc.

/s/ Darron M. Anderson	March 6, 2019
Darron M. Anderson	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darron M. Anderson	President, Chief Executive Officer and Director	March 6, 2019
Darron M Anderson	(Principal Executive Officer)

/s/ J. Brandon Blossman	Chief Financial Officer	March 6, 2019
J. Brandon Blossman	(Principal Financial Officer)

/s/ Mario H. Hernandez	Chief Accounting Officer	March 6, 2019
Mario H. Hernandez	(Principal Accounting Officer)

/s/ Merrill A. Miller Jr.	Chairman of the Board	March 6, 2019
Merrill A. Miller Jr.

/s/ William M. Austin	Director	March 6, 2019
William M. Austin

/s/ Brett Agee	Director	March 6, 2019
Brett Agee

/s/ Richard Agee	Director	March 6, 2019
Richard Agee

/s/ Krishna Shivram	Director	March 6, 2019
Krishna Shivram

/s/ Charles S. Leykum	Director	March 6, 2019
Charles S. Leykum

/s/ Gerald Cimador	Director	March 6, 2019
Gerald Cimador

/s/ Michael C. Kearney	Director	March 6, 2019
Michael C. Kearney

RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of
Ranger Energy Services, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranger Energy Services, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal controls over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Houston, Texas
March 6, 2019

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$2.6	$5.3
Accounts receivable, net	45.4	32.1
Contract assets	3.1	6.0
Prepaid expenses	5.1	4.2
Inventory	4.9	1.5
Total current assets	61.1	49.1

Property, plant and equipment, net	229.8	189.2
Goodwill	—	9.0
Intangible assets, net	10.0	10.8
Other assets	1.6	1.6
Total assets	$302.5	$259.7

Liabilities and Stockholders' Equity
Accounts payable	$17.2	$32.0
Accrued expenses	18.5	11.6
Current maturities of capital lease obligations	4.4	8.0
Current maturities of long-term debt	15.8	1.3
Other current liabilities	3.0	—
Total current liabilities	58.9	52.9

Long-term capital lease obligations	6.6	1.5
Long-term debt	44.7	5.8
Other long-term liabilities	0.3	3.8
Total liabilities	110.5	64.0

Commitments and contingencies (Note 13)

Preferred stock, $0.01 per share; 50,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and 2017	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 8,448,527 shares and 8,413,178 shares issued and outstanding as of December 31, 2018 and 2017 , respectively	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding at both December 31, 2018 and 2017	0.1	0.1
Accumulated deficit	(9.9)	(6.6)
Additional paid-in capital	111.6	110.1
Total stockholders' equity	101.9	103.7
Non-controlling interest	90.1	92.0
Total stockholders' equity	192.0	195.7
Total liabilities and stockholders' equity	$302.5	$259.7
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2018	2017
Revenues
High specification rigs	$149.9	$108.3
Completion and other services	136.0	37.4
Processing solutions	17.2	8.3
Total revenues	303.1	154.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)
High specification rigs	128.7	93.4
Completion and other services	100.2	29.8
Processing solutions	8.0	3.2
Total cost of services	236.9	126.4
General and administrative	29.0	30.4
Depreciation and amortization	30.3	17.8
Impairment of goodwill	9.0	—
Total operating expenses	305.2	174.6

Operating loss	(2.1)	(20.6)

Other expenses
Interest expense, net	(3.7)	(6.3)
Total other expenses	(3.7)	(6.3)
Loss before income tax expense	(5.8)	(26.9)
Tax expense	—	0.4
Net loss	(5.8)	(27.3)
Less: Net loss attributable to the Predecessor	—	(15.2)
Less: Net loss attributable to non-controlling interests	(2.5)	(5.5)
Net loss attributable to Ranger Energy Services, Inc.	$(3.3)	$(6.6)

Loss per common share
Basic	$(0.39)	$(0.78)
Diluted	$(0.39)	$(0.78)
Weighted average common shares outstanding
Basic	8,425,593	8,413,178
Diluted	8,425,593	8,413,178
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except shares)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Net Parent Investment	Total Equity
	Shares	Value	Shares	Value
Balance at January 1, 2017	—	—	—	—	—	—	—	—	112.6	112.6
Net contributions from parent	—	—	—	—	—	—	—	—	4.0	4.0
Equity based compensation from parent	—	—	—	—	—	—	—	0.4	0.8	1.2
Net loss	—	—	—	—	—	(6.6)	(6.6)	(5.5)	(15.2)	(27.3)
Effects of the Offering:
Proceeds from shares sold to public	5,112,069	0.1	—	—	74.1	—	74.2	—	—	74.2
Underwriters fees and discounts	—	—	—	—	(4.2)	—	(4.2)	—	—	(4.2)
Proceeds from shares sold to related parties	750,000	—	—	—	10.9	—	10.9	—	—	10.9
Costs of the Offering	—	—	—	—	(3.9)	—	(3.9)	—	—	(3.9)
Obligation to related party	—	—	—	—	(3.0)	—	(3.0)	—	—	(3.0)
Reorganization	1,638,386	—	5,621,491	0.1	23.0	—	23.1	79.1	(102.2)	—
Shares issued for acquisition of ESCO	344,828	—	—	—	5.0	—	5.0	—	—	5.0
Shares issued to pay for related party debt	567,895	—	1,244,663	—	8.2	—	8.2	18.0	—	26.2
Balance at December 31, 2017	8,413,178	0.1	6,866,154	0.1	110.1	(6.6)	103.7	92.0	—	195.7
Equity based compensation	35,349	—	—	—	1.5	—	1.5	0.6	—	2.1
Net loss	—	—	—	—	—	(3.3)	(3.3)	(2.5)	—	(5.8)
Balance at December 31, 2018	8,448,527	$0.1	6,866,154	$0.1	$111.6	$(9.9)	$101.9	$90.1	$—	$192.0
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5.8)	$(27.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30.3	17.8
Bad debt expense	0.2	0.3
Issuance of Class A and Class B Common Stock for settlement of interest on related party debt	—	5.2
Equity based compensation	2.1	1.2
Impairment of goodwill	9.0	—
Other costs, net	0.2	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(13.5)	(12.4)
Contract assets	2.9	(4.7)
Prepaid expenses	(0.9)	(4.0)
Inventory	(3.4)	—
Other assets	(0.1)	(0.7)
Accounts payable	0.2	2.6
Accounts payable - related party	—	(2.4)
Accrued expenses	7.5	7.4
Other long-term liabilities	(1.1)	(0.3)
Net cash provided by (used in) operating activities	27.6	(17.3)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(75.9)	(21.7)
Proceeds from sale of property, plant and equipment	5.5	0.5
Acquisitions, net of cash received	(4.0)	(47.7)
Net cash used in investing activities	(74.4)	(68.9)
Cash Flows from Financing Activities
Borrowings under line of credit	56.0	—
Borrowings on ENCINA Master Financing Agreement, net of deferred financing costs	39.1	0.1
Payments on line of credit facility	(37.6)	(12.0)
Payments on ENCINA Master Financing Agreement	(2.5)	—
Payments on ESCO notes payable	(1.3)	—
Payments on capital lease obligations	(9.6)	(1.9)
Proceeds from the Offering, net of underwriters' expense	—	80.8
Borrowings on related party debt	—	21.0
Payments incurred for the Offering	—	(3.9)
Contributions from parent	—	4.0
Net cash provided by financing activities	44.1	88.1
Increase (decrease) in Cash and Cash equivalents, net	(2.7)	1.9
Cash and Cash Equivalents, Beginning of Year	5.3	3.4
Cash and Cash Equivalents, End of Year	$2.6	$5.3
Supplemental Cash Flows Information
Interest paid	$2.1	$0.5
Supplemental Disclosure of Non-cash Investing and Financing Activity
Non-cash capital expenditures	$15.5	$(24.5)
Non-cash additions to fixed assets through capital lease financing	$(11.1)	$(10.7)
Issuance of Class A and Class B Common Stock for payment of related party debt	$—	$(21.0)
Issuance of Class A Common Stock for acquisition	$—	$(5.0)
Long-term obligation to related party	$—	$(3.0)
Seller's Notes for payment for acquisition	$—	$(7.0)
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
Subject to the terms and conditions set forth in the Master Reorganization Agreement, the parties thereto effected a series of restructuring transactions in connection with the Offering, as a result of which:
(i) Ranger Holdings II and Torrent Holdings II contributed certain of the equity interests in Predecessor Companies to the Company in exchange for an aggregate of 1,638,386 shares of Class A Common Stock and the Company contributed such equity interests to Ranger LLC in exchange for 1,638,386 units in Ranger LLC (“Ranger Units”). Additionally, an aggregate of $3.0 million will be paid by the Company to CSL Energy Holdings I, LLC, a Delaware limited liability company and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof (included within Other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018);
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
Business
The Company is one of the largest providers of high specification (“high‑spec”) well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. Our high‑specification well service rigs facilitate operations throughout the lifecycle of a well, including (i) completion services, such as milling out composite plugs after the hydraulic fracturing process and the installation of downhole production equipment; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides Completion and Other Services, which provides services necessary to bring and maintain a well on production and primarily includes (i) wireline perforating and pumpdown services and (ii) snubbing services often utilized in conjunction with our high-spec rigs to convey equipment in and out of a well during completion and workover activities. The Company provides rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province (“SCOOP”) and Sooner Trend Anadarko Basin Canadian and Kingfisher counties (“STACK”) plays.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
Investments in which the Company exercises control are consolidated and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Company, are presented as a separate component of net income and equity in the accompanying consolidated financial statements. The Company has ownership interests in Ranger LLC, which is consolidated within the Company’s financial statements but is not wholly owned by the Company. Changes in the Company’s ownership interest in Ranger LLC while it retains its controlling interest are accounted for as equity transactions.

We have made certain reclassifications to our prior period operating revenue, cost of sales and general and administrative amounts due to the change in reportable segments whereby our High Specification Rig and Completion and Other Services segments were bifurcated from our legacy Well Services segment as a result of our fourth quarter operating segment changes. None of these reclassifications have an impact on our consolidated results of operations, cash flows or financial position.
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
Significant Accounting Policies
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
Accounts Receivable
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. The Company reviews a customer’s credit history before extending credit. Generally, the Company does not require collateral from its customers. The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The allowance for doubtful accounts was $0.5 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. Bad debt expense recorded for the years ended December 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable
2018	$1.3	$0.2	$(1.0)	$0.5
2017	$1.1	$0.3	$(0.1)	$1.3
Inventories
Inventories are carried at the lower of cost or net realizable value and primarily consist of explosives used in completion and other services.

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
Goodwill
Goodwill represents the excess of costs over the fair value of the net assets acquired in connection with a business combination. Goodwill is not amortized, but rather tested and assessed for impairment annually or more frequently if certain events or changes in circumstance indicate the carrying amount may exceed fair value. Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to each reporting unit, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. Detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the Company will recognize an impairment loss for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit is typically determined through the use of a blended income and market approach. The Company recognized an impairment of $9.0 million during the year ended December 31, 2018, however did not recognize any impairments during the year ended December 31, 2017.
Intangible Assets
Identified intangible assets with determinable lives consist of customer relationships and trade names, as described in Note 5 — Goodwill and Intangible Assets. Customer relationships and trade names are amortized over their estimated useful lives.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three‑tiered hierarchy is summarized as follows:
Level 1—Quoted prices in active markets for identical assets and liabilities.
Level 2—Other significant observable inputs.
Level 3—Significant unobservable inputs.
The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables, amounts receivable or payable to related parties, and long‑term debt. The carrying amount of cash and cash equivalents, trade receivables, and trade payables approximates fair value because of the short‑term nature of the instruments. The fair value of long‑term debt approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in the fair value hierarchy based on the lowest level of input that is significant to the overall fair value. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2018 and 2017.
During 2017, the Company had non‑recurring fair value measurements related to the acquisition and purchase price allocations of ESCO (see Note 4 — Property and Equipment) and during 2018 had non-recurring fair value measurements related to the impairment of goodwill. The fair values were determined through the use of a blended income, market and cost approach, which represent Level 3 measurements within the fair value hierarchy.
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
The Company conducts its business through three segments: High Specification Rigs, Completion and Other Services and Processing Solutions. The High Specification Rig segment consists primarily of completion, maintenance, workover and plugging and abandonment services. The Completion and Other Services segment provides other necessary services to bring and maintain a well on production. The Processing Solutions segment consists primarily of equipment rentals and services related to operations, maintenance and mobilization. The services of each segment are based on mutually agreed upon pricing with the customer prior to the services being performed, and given the nature of the services, do not include any warranty and right of return. Pricing for these services are by the hour or by the day, when services are performed and are based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job. Accordingly, the hourly and daily pricing is considered to be variable consideration. Pricing for equipment rentals is based on fixed monthly service fees. For more information on the Company's segments, see Note 15 — Segment Reporting.
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
Taxes assessed on High Specification Rigs, Completions and Other Services and Processing Solutions revenue transactions are presented on a net basis included within the consolidated statements of operations and therefore are excluded from revenues.
Disaggregated Revenue
The following table summarizes our disaggregated revenues for the years ended December 31, 2018 and 2017 (in millions):

	Year Ended December 31,
	2018	2017
High Specification Rig revenue	149.9	108.3
Completion and Other Services revenue	136.0	37.4
Processing Solutions revenue	17.2	8.3
Total Revenue	$303.1	$154.0
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $3.1 million and $6.0 million as of December 31, 2018 and 2017, respectively. Substantially all of the contract assets as of December 31, 2018 and 2017 were invoiced during the subsequent periods.

The Company does not have any contract liabilities included in the consolidated balance sheet as of December 31, 2018 and 2017.
Business Combinations
The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity‑specific intentions do not impact the measurement of fair value. Goodwill as of the acquisition date is measured and recognized as the excess of: (i) the aggregate of the fair value of the consideration transferred, the fair value of any non‑controlling interest in the acquiree and the acquisition date fair value of our previously held equity interests over (ii) the fair value of assets acquired and liabilities assumed. These fair values are accounted for at the date of acquisition and included in the consolidated balance sheets at December 31, 2017. There were no material business combinations that took place during the year ended December 31, 2018.The results of operations of an acquired business are included in the statements of operations from the date of the acquisition.
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
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. At December 31, 2018 and 2017, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. The Company's tax filing for December 31, 2017 is subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company's federal or state tax returns are currently under examination.  These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts.
The Company records income tax related interest and penalties, if applicable, as a component of tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2018 and 2017.
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
Emerging Growth Company status
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Recent Accounting Pronouncements
Recently adopted accounting standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accountant Standards Update (“ASU”) 2019-09, Revenue from Contracts with Customers, as amended by ASU 2015-14. ASU 2014-09 superseded the existing revenue recognition requirements in GAAP and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those good or services. Additionally, it requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. Effective January 1, 2018, we adopted this accounting standard using the modified retrospective approach and there was no impact on our consolidated financial statements. See Note 2 — Summary of Significant Accounting Policies for additional information related to the adoption of this standard.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. ASU 2016‑15 is effective for annual and interim periods beginning after December 15, 2017. Effective January 1, 2018, we adopted this accounting standard and there was no material impact on the consolidated financial statements of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows. The Company adopted the new guidance on the effective date January 1, 2018 and noted no material impact on the consolidated financial statements of cash flows.
In January 2017, the FASB issued ASU 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017‑04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this guidance for its current annual and interim goodwill impairment testing as of January 1, 2018. The ASU impacted how the Company tests goodwill for impairment, as it eliminates the second step of the goodwill impairment test, thus effectively calculating impairment loss based on the difference between the carrying value and estimated fair value of the reporting units.
Recently issued accounting standards
In February 2016, the FASB issued ASU 2016‑02, Leases, amending the current accounting for leases. Under the new provisions, all lessees will report a right‑of‑use asset and a corresponding liability for the obligation to make payments for such leases, with the exception of those leases with a term of 12 months or less. All capitalized leases will fall into one of two categories: (i) financing lease or (ii) operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. Effective January 1, 2019, we will adopt ASU 2016‑02 using a modified retrospective approach. Our adoption, and ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances. The Company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transitions. The Company is electing the optional transition method, and as a result, will not adjust its comparative period financial information or make the new required lease disclosures for periods prior to the effective date. The Company has elected to make the accounting policy election for short-term leases, therefore the lease payments will be recorded as an expense on a straight line basis over the lease term. The Company has elected to combine lease and non-lease components and, however has elected to not utilize the hindsight expedient or the land easement practical expedient. Based on the lease arrangements under which we are the lessee as of December 31, 2018, we expect to recognize right-of-use assets and a corresponding lease liability between $8.0 million and $9.0 million.

With the exception of the standards above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's consolidated financial statements.
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes made by the Act was the reduction of the federal income tax rate from 35% to 21%.  US GAAP requires that the impact of the Tax Act be recognized in the period in which the law was enacted. During the year ended December 31, 2018, we recorded tax changes for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available.
Note 3 — Acquisitions
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

The following is supplemental pro-forma revenue, operating loss, and net loss had the ESCO Acquisition occurred as of January 1, 2017 (in millions):

	Year Ended December 31,
	2018	2017
Supplemental Pro Forma:
Revenue	303.1	176.7
Operating Loss	(2.1)	(22.6)
Net Loss	(5.8)	(29.5)
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
We reported revenue for the years ended December 31, 2018 and 2017 that included $31.6 million and $14.1 million, respectively, generated from the rig assets acquired in connection with the ESCO Acquisition.
MVCI Acquisition
On January 31, 2018, the Company closed on the acquisition of MVCI Energy Services (“MVCI Acquisition”) for a total consideration of $4.0 million in cash. The MVCI Acquisition assets were primarily engaged in well testing services for its customers. The MVCI Acquisition is being accounted for as a business combination. The Company evaluated its purchase allocation and has reported $4.0 million on its consolidated balance sheets as property, plant and equipment. The pro forma results of operations for the MVCI Acquisition is not presented because the pro forma effects, individually and in the aggregate, are not material to the Company's consolidated results of operations.
Note 4 — Property and Equipment
Property, plant and equipment include the following (in millions):

	Estimated Useful Life	December 31,
		2018	2017
Machinery and equipment	5 - 30	$42.0	$17.6
Vehicles	3 - 5	17.9	7.9
Mechanical refrigeration units	30	22.0	17.1
NGL storage tanks	15	7.5	4.3
Workover rigs	5 - 20	178.1	155.7
Other property, plant and equipment	3 - 30	14.8	12.0
Property, plant and equipment		282.3	214.6
Less: accumulated depreciation		(52.5)	(25.4)
Property, plant and equipment, net		$229.8	$189.2
Depreciation expense was $29.5 million and $17.2 million for the years ended December 31, 2018 and 2017, respectively.
Note 5 — Goodwill and Intangible Assets
During the year ended December 31, 2018, the Company noted a sustained decrease in the stock price, which was an indication that the fair value of our goodwill could have fallen below its carrying amount. As a result, the Company performed a quantitative impairment test and determined the goodwill was impaired. We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. During the year ended December 31, 2018, we recognized a loss of $9.0 million associated with the remaining balance of our goodwill. Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement.
During the year ended December 31, 2017, in connection with the ESCO Acquisition we recognized $7.4 million of goodwill. The Company has $9.1 million of goodwill that is deductible for income tax purposes.

The gross carrying amounts and impairments associated with our goodwill were as follows (in millions):

Amount
Balance, January 1, 2017	$1.6
Acquired	7.4
Impaired	—
Balance, December 31, 2017	9.0
Acquired	—
Impaired	9.0
Balance, December 31, 2018	$—
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life	December 31,
		2018	2017
Tradenames	3	$0.1	$0.1
Customer relationships	10 - 18	11.4	11.4
Less: accumulated amortization		(1.5)	(0.7)
Intangible assets, net		$10.0	$10.8
Amortization expense was $0.8 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

Year Ended December 31,	Amount
2019	$0.8
2020	0.7
2021	0.7
2022	0.7
2023	0.7
Thereafter	6.4
Total	$10.0
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	December 31,
	2018	2017
Accrued payables	$5.6	$4.8
Accrued payroll	6.2	2.9
Accrued taxes	2.9	1.4
Accrued insurance	3.8	2.5
Accrued expenses	$18.5	$11.6
Note 7 — Capital Leases
The Company leases certain assets under capital leases which expire at various dates through 2023. The assets and liabilities under capital leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. Amortization expense of assets under capital leases was $3.0 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively and included within Depreciation and Amortization on the consolidated Statements of Operations.

In February 2017, the Company entered into a lease agreement for certain high‑specification rig equipment for use in its business operations. The lease is being accounted for as a capital lease, as the present value of minimum monthly lease payments, including the purchase option, exceeds 90 percent of the fair value of the leased property at inception of the lease.
Aggregate future minimum lease payments under capital leases are as follows (in millions):

Year Ended December 31,	Total
2019	$5.0
2020	4.6
2021	2.1
2022	0.2
2023	0.1
Thereafter	—
Total future minimum lease payments	12.0
Less: amount representing interest	(1.0)
Present value of future minimum lease payments	11.0
Less: current portion of capital lease obligations	(4.4)
Total capital lease obligations, less current portion	$6.6
Note 8 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company's debt consists of the following (in millions):

	December 31,
	2018	2017
ESCO Note Payable due February 2019	$5.8	$7.0
ENCINA Master Financing Agreement due June 2020	36.8	—
Wells Fargo Credit Facility	17.9	0.1
Total debt	60.5	7.1
Current portion of long-term debt	(15.8)	(1.3)
Long-term debt	$44.7	$5.8
ESCO Notes Payable
On August 16, 2017, in connection with the Offering and the ESCO Acquisition the Company issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019. The notes bear interest at 5.0% payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, we provided notice to ESCO Leasing, LLC that we are seeking to be indemnified for breach of our contract. We exercised our right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims.
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

Borrowings under the Credit Facility bear interest, at the Company’s election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on the Company’s average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 0.5% as of December 31, 2018. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.0% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on August 16, 2022.
In addition, the Credit Facility restricts the Company’s ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2)$10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2)$7.0 million. If the foregoing threshold under clause (b) is met, the Company may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) twelve (12) months from closing or (b) the date that the Company’s fixed charge coverage ratio is at least 1.0x for two consecutive quarters. The Credit Facility generally permits the Company to make distributions required under the Tax Receivable Agreement (as defined in Note 14 — Related Party Transactions), but a ‘‘Change of Control’’ under the Tax Receivable Agreement constitutes an event of default under the Credit Facility, and the Credit Facility does not permit the Company to make payments under the Tax Receivable Agreement upon acceleration of our obligations thereunder unless no event of default exists or would result therefrom and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. The Credit Facility also requires the Company to maintain a fixed charge coverage ratio of at least 1.0x if the Company’s liquidity is less than $10.0 million until the Company’s liquidity is at least $10.0 million for thirty (30) consecutive days. The Company is not be subject to a fixed charge coverage ratio if it has no drawings under the Credit Facility and has at least $20.0 million of qualified cash.
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
As of December 31, 2018, under the Credit facility, the Company has borrowed $18.5 million, has a borrowing capacity of $36.2 million, with a residual $17.7 million available for borrowing. The Company is in compliance with the Credit Facility covenants as of December 31, 2018. As of December 31, 2018 the Credit Facility had an interest rate of 4.1%.
The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included on the consolidated balance sheets as a discount to the Credit Facility and will be amortized through maturity. Unamortized debt issuance costs as of December 31, 2018 approximated $0.5 million.
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Financing Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. We anticipate utilizing the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. As of December 31, 2018, the aggregate principal balance outstanding was $37.5 million under the Financing Agreement. Amounts outstanding under the Financing Agreement are payable ratably over 48 months through the maturity of July 2022.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), which was 2.4% as of December 31, 2018. The Financing Agreement requires that the Company maintain leverage ratios of 3.50 to 1.00 as of December 31, 2018 and 2.50 to 1.00 for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of December 31, 2018.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the Consolidated Balance Sheets as a discount to the long term debt and will be amortized through maturity. Unamortized debt issuance costs as of December 31, 2018 approximated $0.8 million.
Debt Obligations and Scheduled Maturities
As of December 31, 2018, aggregate principal repayments of total debt for the next five years are as follows (in millions):

Year Ended December 31,	Total
2019	$15.7
2020	10.0
2021	10.0
2022	26.0
2023	0.1
Total	$61.8
Note 9 — Equity Based Compensation
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
Time Based Restricted Stock
During the year ended December 31, 2018 there were 563,002 restricted shares issued. The aggregate value of awards granted during 2018 was $4.6 million, of which $1.3 million was amortized during the year ended December 31, 2018. As of December 31, 2018, there was $2.9 million of unrecognized expense.
The following table summarizes the changes in the restricted shares outstanding for the year ended December 31, 2018 and 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested as of January 1, 2017	—	$—	—
Granted	10,000	9.43	1.9 years
Forfeited	—
Unvested as of December 31, 2017	10,000
Granted	563,002	8.25	2.4 years
Forfeited	(50,913)
Vested	(40,379)
Unvested as of December 31, 2018	481,710	$8.25	2.4 years
Market Based Restricted Stock Units
During the year ended December 31, 2018, the Company granted 90,436 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of $8.59 per share and $4.38 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. As defined in the LTIP, the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company's total shareholder return as compared to the total shareholder return of the defined peer group. As of December 31, 2018, there was $0.3 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.0 years.

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested as of January 1, 2018	—			—
Granted	45,218	$8.59	2.0 years	45,218	$4.38	2.0 years
Forfeited	(9,736)			(9,736)
Unvested as of December 31, 2018	35,482	$8.59	2.0 years	35,482	$4.38	2.0 years
Note 10 — Risk Concentrations
Customer Concentrations
For the year ended December 31, 2018, one customer, EOG Resources, accounted for approximately 20% of the Company’s total revenues. At December 31, 2018, approximately 12% of the accounts receivable balance was due from this customer.
For the year ended December 31, 2017, two customers, EOG Resources and PDC Energy, accounted for approximately 14% and 16% of the Company’s total revenues, respectively. At December 31, 2017, approximately 20% of the accounts receivable balance was due from these customers.
Note 11 — Income Taxes
RNGR Energy Services, LLC is treated as a partnership for U.S. federal income tax purposes and is not subject to federal or state income taxation.  As a partner in Ranger Energy Services, LLC, the Company is subject to U.S. taxation on our allocable share of U.S. taxable income and the non-controlling interest members will pay taxes with respect to its allocable share of U.S. taxable income.
The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the Offering and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying consolidated financial statements. The effective U.S. federal income tax rate applicable to the Company for the year ended December 31, 2018 and 2017 was 21% and 35%, respectively. Total income tax expense for the year ended December 31, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the increase in the valuation allowance against the deferred tax assets in addition to the adjustment for non-controlling interest that is not subject to federal tax.

	Year Ended December 31,
	2018	2017
Current (benefit) provision
Federal	$—	$—
State	(0.2)	0.4
Total current (benefit) provision	(0.2)	0.4

Deferred (benefit) provision
Federal	—	—
State	0.2	—
Total deferred (benefit) expense	0.2	—
Income tax (benefit) expense	$—	$0.4
A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 21% for 2018 to income tax expense follows (in millions):

	December 31,
	2018	2017
Loss before income taxes	$(5.8)	$(26.9)
Statutory rate	21%	35%
Income tax benefit computed at statutory rate	$(1.2)	$(9.4)

Reconciling items
State income taxes (benefit), net of federal tax benefit	$—	$0.2
Nontaxable income allocated to non-controlling interest	0.6	1.9
Nontaxable income allocated to predecessor	—	5.3
Change in rates	—	1.4
Valuation allowance	—	1.0
Non-deductible expenses and other	0.6	—
Income tax expense	$—	$0.4
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

	December 31,
	2018	2017
Deferred income tax assets
Equity based compensation	$—	$0.3
Net operating loss carryforward	15.7	6.2
Total non-current deferred income tax asset	15.7	6.5
Valuation allowance	(5.4)	(2.3)
Net non-current deferred income tax asset	10.3	4.2

Deferred income tax liabilities
Investment in partnership	(10.3)	(4.2)
Property and equipment	(0.2)	$—
Total non-current deferred income tax liability	$(0.2)	$—

As of December 31, 2018, the Company has net operating loss carryforwards of approximately $78.9 million, consisting of $18.4 million of section 382 limited losses expiring beginning in 2033, an estimated $20.7 million of non-section 382 limited losses expiring beginning in 2038 and $39.8 million of non-section 382 limited losses which carryforward indefinitely.
Note 12 — Loss per Share
Loss per share is based on the amount of income allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of common stock.
Losses related to periods prior to the reorganization and the Offering are attributable to the Predecessor. The following table presents the Company’s calculation of basic and diluted loss per share for the year ended December 31, 2018 (dollars in millions, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Loss (numerator):
Basic:
Net loss attributable to Ranger Energy Services, Inc.	$(3.3)	$(6.6)
Less: Undistributed earnings allocable to Class B Common Stock	—	—
Net loss attributable to Class A Common Stock	$(3.3)	$(6.6)

Diluted:
Net loss attributable to Ranger Energy Services, Inc.	$(3.3)	(6.6)
Less: Undistributed earnings allocable to Class B Common Stock	—	—
Net loss attributable to Class A Common Stock	$(3.3)	$(6.6)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,425,593	8,413,178
Weighted average number of shares - diluted	8,425,593	8,413,178

Basic loss per share	$(0.39)	$(0.78)
Diluted loss per share	$(0.39)	$(0.78)
During the year ended December 31, 2018, the Company excluded 6.9 million Common Stock issuable upon conversion of the Company's Class B Common Stock , 0.5 million equity-based awards and 0.2 million Common Stock issuable upon payment of CSL liability, in calculating diluted loss per share, as the effect was anti-dilutive. For the year ended December 31, 2017, the Company excluded 6.9 million Common Stock issuable upon conversion of the Company's Class B Common Stock and 0.2 million Common Stock issuable upon payment of CSL liability, in calculating diluted loss per share, as the effect was anti-dilutive.
Note 13 — Commitments and Contingencies
Operating Leases
The Company is obligated under non-cancelable operating leases for facilities and equipment which expire at various dates through 2027. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance). Rental payments include minimum rentals.
Aggregate future minimum rental payments as of December 31, 2018 required under these leases are as follows (in millions):

Year Ended December 31,	Total
2019	$2.9
2020	2.3
2021	0.9
2022	0.7
2023	0.7
Thereafter	3.0
Total future minimum lease payments	$10.5
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.
During the year ended December 31, 2018, we provided notice to ESCO Leasing, LLC that we are seeking to be indemnified for breach of our contract. We exercised our right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims.
Employee Severance
In March 2017, Ranger Services terminated the employment of one of its officers. As a result, the former officer became entitled to severance payments of $0.7 million. In addition during the year ended December 31, 2018 and 2017, Ranger severed other officers and employees. As of December 31, 2018 and 2017, Ranger had $0.4 million and $1.0 million, respectively, of severance liability recorded in the accompanying consolidated financial statements.
Note 14 — Related Party Transactions
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
“Cash Election Value” means, with respect to the shares of Class A Common Stock to be delivered to the redeeming Ranger Unit Holder by us pursuant to our Call Right, the amount that would be received if the number of shares of Class A Common Stock to which the redeeming Ranger Unit Holder would otherwise be entitled were sold at a per share price equal to the trailing 10-day volume weighted average price of a share of Class A Common Stock on such redemption, net of actual or deemed offering expenses.
Payments
The Company incurred approximately $0.2 million and $1.4 million in expenses to CSL and board members for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 amounts due to CSL and board members were negligible.
The Company has recorded a $3.0 million liability, as part of the reorganization, payable on or prior to the 18-month anniversary of the consummation of the Offering in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the initial public offering price of the Class A Common Stock in the Offering and a 30-day volume-weighted average price) or a combination thereof. This is included as other current liabilities on the consolidated balance sheets.
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
Related Party Debt
In February 2017, Ranger entered into loan agreements (collectively the “Ranger Bridge Loan”) with each of CSL Energy Opportunities II L.P. (“CSL Opportunities II”), CSL Energy Holdings II LLC (“CSL Holdings II”) and Bayou Holdings (together with CSL Holdings II and CSL Energy Opportunities II, the “the Bridge Loan Lenders”) each an indirect equity owner of Ranger Services. The Ranger Bridge Loan, which was obtained to fund capital expenditures and working capital, was evidenced by promissory notes payable to the Bridge Loan Lenders in an aggregate principal amount of $11.1 million, consisting of three individual promissory notes in the principal amounts of (i) $4.4 million payable to CSL Opportunities II, (ii) $3.2 million payable to CSL Holdings II and (iii) $3.6 million payable to Bayou Holdings. The note was secured by substantially all of the Company’s assets (approximately 0.00 of the Company’s total assets as of December 31, 2018). Each note bore interest at a rate of 15% and matured upon the earlier of February 21, 2018 or ten days after the consummation of an initial public offering. The loan agreement included a make‑whole provision in which the Company would pay 125% of the total amount advanced to the Company upon settlement. The 125% is inclusive of the 15% interest rate. During April 2017, the Company increased its bridge loan debt by $1.0 million to $12.1 million to fund capital expenditures and working capital. During May 2017, the Company increased its bridge loan debt by $2.5 million and then again by another $2.5 million in June to $17.1 million to fund capital expenditures and working capital. In July 2017, the Company increased its bridge loan debt by $3.9 million to $21.0 million.
In connection with the corporate reorganization on August 16, 2017, all of the Ranger Bridge Loan was converted into equity. For more information about the corporate reorganization please see Note 1 — Organization and Business Operations.
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
Pursuant to, and subject to the limitations set forth in, the Registration Rights Agreement, at any time after the 180-day lock-up period, the Holders have the right to require the Company by written notice to prepare and file a registration statement registering the offer and sale of a number of their shares of Class A Common Stock. Reasonably in advance of the filing of any such registration statement, the Company is required to provide notice of the request to all other Holders who may participate in the registration. The Company is required to use all commercially reasonable efforts to maintain the effectiveness of any such registration statement until all shares covered by such registration statement have been sold. Subject to certain exceptions, the Company is not obligated to effect such a registration within ninety 90 days after the closing of any underwritten offering of shares of Class A Common Stock requested by the Holders pursuant to the Registration Rights Agreements. The Company is also not obligated to effect any registration where such registration has been requested by the holders of Registrable Securities (as defined in the Registration Rights Agreement) which represent less than $25 million, based on the five-day volume weighted average trading price of the Class A Common Stock on the New York Stock Exchange.
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
Note 15 — Segment Reporting
Historically, the Company reported two segments, with corporate general and administrative expense categorized as other. During the fourth quarter of 2018, the Company bifurcated the legacy Well Services segment into High Specification Rigs and Completion and Other Services due to the modifications made to its internal reporting and responsibilities of those reporting to the Chief Operating Decision Maker (“CODM”). As a result, the financial information being provided to the CODM has been updated to align with our new internal organization, which resulted in a new reportable segment discussed further below. Future filings will be updated accordingly.
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Completion and Other Services and Processing Solutions. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying consolidated financial statements. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, rig hours and rig utilization.
We have made certain reclassifications to our prior period operating revenue, cost of sales and general and administrative amounts due to the change in reportable segments whereby our High Specification Rig and Completion and Other Services segments were bifurcated from our legacy Well Services segment as a result of our fourth quarter operating segment changes. None of these reclassifications have an impact on our consolidated operations results, cash flows or financial position.
The following is a description of the segments:
High Specification Rigs.  The Company’s High Specification Rigs facilitate operations throughout the lifecycle of a well, including (i) completion (ii) workover; (iii) well maintenance; and (iv) decommissioning . We provide these advanced well services to Exploration & Production (“E&P”) companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high specification rigs are designed to support growing U.S. horizontal well demands. In addition to our core well service rig operations, we offer a suite of complementary services, including fluid management and well service-related equipment rentals.
Completion and Other Services. Our Completion and Other Services segment provides services necessary to bring and maintain a well on production and consists primarily of our wireline and snubbing lines of business along with other, non-rig well services
Processing Solutions.  The Company provides a range of proprietary, modular equipment for the processing of rich natural gas streams at the wellhead or central gathering points in basins where drilling and completion activity has outpaced the development of permanent processing infrastructure.
The Company incurs costs, indicated as Other, that are not allocable to any of the operating segments and includes mostly corporate general and administrative expenses as we all as depreciation of office furniture and fixtures and other corporate assets.

Segment information for the years ended December 31, 2018 and 2017 is as follows (in millions):

	Year Ended December 31, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$149.9	$136.0	$17.2	$—	$303.1
Cost of services	128.7	100.2	8.0	—	236.9
Depreciation and amortization	19.1	8.2	1.5	1.5	30.3
Impairment of goodwill	9.0	—	—	—	9.0
Operating income (loss)	(6.9)	27.6	7.7	(30.5)	(2.1)
Interest expense, net	—	—	—	(3.7)	(3.7)
Net income (loss)	(6.9)	27.6	7.7	(34.2)	(5.8)
Capital expenditures	$29.8	$35.1	$10.3	$0.7	$75.9
	As of December 31, 2018
Property, plant and equipment	$159.2	$35.0	$34.3	$1.3	$229.8
Total assets	$214.1	$47.0	$40.1	$1.3	$302.5

	Year Ended December 31, 2017
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$108.3	$37.4	$8.3	$—	$154.0
Cost of services	93.4	29.8	3.2	—	126.4
Depreciation and amortization	10.8	5.4	1.3	0.3	17.8
Impairment of goodwill	—	—	—	—	—
Operating loss	(8.5)	(2.0)	0.9	(11.0)	(20.6)
Interest expense, net	(1.0)	—	(0.1)	(5.2)	(6.3)
Net loss	(9.9)	(2.0)	0.8	(16.2)	(27.3)
Capital expenditures	$54.5	$—	$1.5	$—	$56.0
	As of December 31, 2017
Property, plant and equipment	$148.9	$8.5	$25.4	$6.4	189.2
Total assets	$213.8	$11.3	$28.2	$6.4	259.7

Note 16 — Selected Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly statements of the Company for 2018 and 2017 (in millions, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2018
Total revenues	$62.6	$73.1	$82.1	$85.3
Operating income (loss)	(10.8)	1.0	4.4	3.3
Net income (loss)	(10.3)	(1.2)	4.0	1.7
Net income (loss) attributable to Ranger Energy Services, Inc.	(5.7)	(0.7)	2.1	1.0
Basic net income (loss) per share	$(0.68)	$(0.08)	$0.24	$0.12
Diluted net income (loss) per share	$(0.68)	$(0.08)	$0.23	$0.11

2017
Total revenues	$29.1	$33.7	$41.1	$50.1
Operating loss	(5.7)	(4.9)	(4.8)	(5.2)
Net loss	(6.2)	(6.0)	(9.5)	(5.6)
Net loss attributable to Ranger Energy Services, Inc.	—	—	(3.5)	(3.1)
Basic net loss per share	$—	$—	$(0.42)	$(0.36)
Diluted net loss per share	$—	$—	$(0.42)	$(0.36)
Note 17 — Subsequent Events
The Company has an obligation due to CSL in the amount of $3.0 million, as described in the Master Reorganization Agreement and Note 1 — Organization and Business Operations, which was due in February 2019, at the Company's option in cash, shares of Class A common stock or a combination thereof. The Company is evaluating the payment options and will satisfy the obligation by or before March 31, 2019.