Form 10-Q
period 2019-03-31
Ranger Energy Services, Inc.
filed 2019-05-01
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2019, the registrant had 8,547,648 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RNGR	New York Stock Exchange

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$5.7	$2.6
Accounts receivable, net	51.8	45.4
Contract assets	7.6	3.1
Inventory	5.9	4.9
Prepaid expenses	3.7	5.1
Total current assets	74.7	61.1

Property and equipment, net	230.7	229.8
Intangible assets, net	9.9	10.0
Operating lease right-of-use assets	7.6	—
Other assets	0.7	1.6
Total assets	$323.6	$302.5

Liabilities and Stockholders' Equity
Accounts payable	$18.7	$17.2
Accrued expenses	21.7	18.5
Finance lease obligations, current portion	4.6	4.4
Long-term debt, current portion	15.8	15.8
Other current liabilities	5.6	3.0
Total current liabilities	66.4	58.9

Operating lease right-of-use obligation	5.2	—
Finance lease obligations	5.8	6.6
Long-term debt, net	49.4	44.7
Other long-term liabilities	0.6	0.3
Total liabilities	127.4	110.5

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 8,454,273 and 8,448,527 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of March 31, 2019 and December 31, 2018	0.1	0.1
Accumulated deficit	(7.9)	(9.9)
Additional paid-in capital	112.2	111.6
Total stockholders' equity	104.5	101.9
Non-controlling interest	91.7	90.1
Total stockholders' equity	196.2	192.0
Total liabilities and stockholders' equity	$323.6	$302.5
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
High specification rigs	$31.7	$36.3
Completion and other services	51.6	23.4
Processing solutions	5.0	2.9
Total revenues	88.3	62.6

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	27.4	31.5
Completion and other services	37.9	18.4
Processing solutions	2.2	1.4
Total cost of services	67.5	51.3
General and administrative	7.2	7.0
Depreciation and amortization	8.4	6.1
Impairment of goodwill	—	9.0
Total operating expenses	83.1	73.4

Operating income (loss)	5.2	(10.8)

Other expenses
Interest expense, net	(1.3)	(0.4)
Total other expenses	(1.3)	(0.4)

Income (loss) before income tax expense	3.9	(11.2)
Tax expense (benefit)	0.3	(0.9)
Net income (loss)	3.6	(10.3)
Less: Net income (loss) attributable to non-controlling interests	1.6	(4.6)
Net income (loss) attributable to Ranger Energy Services, Inc.	$2.0	$(5.7)

Earnings (loss) per common share
Basic	$0.24	$(0.68)
Diluted	$0.21	$(0.68)
Weighted average common shares outstanding
Basic	8,448,719	8,423,445
Diluted	9,730,710	8,423,445
The accompanying notes are an integral part of these unaudited financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	8,448,527	8,413,178	$0.1	$0.1
Issuance of shares under share-based compensation plans	8,000	—	—	—
Shares withheld for taxes on equity transactions	(2,254)	—	—	—
Balance, end of period	8,454,273	8,413,178	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1

Accumulated deficit
Balance, beginning of period			$(9.9)	$(6.6)
Net income (loss) attributable to controlling interest			2.0	(5.7)
Balance, end of period			$(7.9)	$(12.3)

Additional paid-in capital
Balance, beginning of period			$111.6	$110.1
Equity based compensation amortization			0.6	—
Balance, end of period			$112.2	$110.1

Total controlling interest shareholders’ equity
Balance, beginning of period			$101.9	$103.7
Equity based compensation amortization			0.6	—
Net income (loss) attributable to controlling interest			2.0	(5.7)
Balance, end of period			$104.5	$98.0

Noncontrolling interest
Balance, beginning of period			$90.1	$92.0
Net income (loss) attributable to noncontrolling interest			1.6	(4.6)
Equity based compensation amortization			—	0.2
Balance, end of period			$91.7	$87.6

Total Equity
Balance, beginning of period			$192.0	$195.7
Total income (loss)			3.6	(10.3)
Equity based compensation amortization			0.6	0.2
Balance, end of period			$196.2	$185.6
The accompanying notes are an integral part of these unaudited financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$3.6	$(10.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.4	6.1
Impairment of goodwill	—	9.0
Equity based compensation	0.6	0.2
(Gain) loss on sale of property, plant and equipment	(0.2)	0.7
Other costs, net	0.1	0.1
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(6.4)	(6.5)
Contract assets	(4.5)	0.7
Inventory	(1.0)	—
Prepaid expenses	1.4	(0.8)
Other assets	0.9	0.1
Accounts payable	2.9	(1.2)
Accrued expenses	3.8	1.0
Other long-term liabilities	0.3	(0.2)
Net cash provided by (used in) operating activities	9.9	(1.1)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(10.8)	(8.2)
Proceeds from sale of property, plant and equipment	0.3	1.2
Acquisitions, net of cash received	—	(4.0)
Net cash used in investing activities	(10.5)	(11.0)

Cash Flows from Financing Activities
Borrowings under line of credit facility	12.3	15.6
Principal payments on line of credit facility	(5.2)	—
Principal payments on Encina Master Financing Agreement	(2.3)	—
Principal payments on financing lease obligations	(1.1)	(7.7)
Net cash provided by financing activities	3.7	7.9

Increase (decrease) in Cash and Cash equivalents	3.1	(4.2)
Cash and Cash Equivalents, Beginning of Period	2.6	5.3
Cash and Cash Equivalents, End of Period	$5.7	$1.1

Supplemental Cash Flows Information
Interest paid	$1.4	$0.2
Supplemental Disclosure of Noncash Investing and Financing Activity
Non-cash capital expenditures	$(2.0)	$(5.0)
Non-cash additions to fixed assets through financing leases	$(0.5)	$(1.3)
Inital non-cash operating lease right-of-use asset additions	$(8.3)	$—
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Organization
Ranger Energy Services, Inc. (“Ranger” or the “Company”) was incorporated as a Delaware corporation in February 2017. Ranger is a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Services and Torrent Services, the subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
Reorganization
On August 10, 2017, Ranger Services, entered into a Master Reorganization Agreement with, among others, Ranger LLC, Ranger Energy Holdings LLC, Ranger Energy Holdings II, LLC, Torrent Holdings and Torrent Energy Holdings II, LLC. In connection with the Master Reorganization Agreement, an aggregate of $3.0 million will be paid by the Company to CSL Energy Holdings I, LLC, a Delaware limited liability company and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the Company’s initial public offering (the “Offering”) in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day weighted average price) or a combination thereof (included within Other current liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018). The Company is currently evaluating the payment options.
Business
The Company is one of the largest providers of high specification (“high‑spec”) well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 141 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore exploration and production (“E&P”) companies that require completion and production services at increasing lateral lengths. Our high‑specification well service rigs facilitate operations throughout the lifecycle of a well, including (i) completion services, such as milling out composite plugs after the hydraulic fracturing process and the installation of downhole production equipment; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides Completion and Other Services, which provides services necessary to bring and maintain a well on production and primarily includes (i) wireline perforating and pumpdown services and (ii) snubbing services often utilized in conjunction with our high-spec rigs to convey equipment in and out of a well during completion and workover activities. The Company provides rental equipment, including well control packages, hydraulic catwalks and other equipment that are often deployed with our well service rigs. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher counties plays.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements and the unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly certain notes and other information have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements, should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2018 and 2017, included in the Annual Report filed on Form 10-K for the years ended December 31, 2018 and 2017 (the “Annual Report”). Interim results for the periods presented may not be indicative of results that will be realized for future periods.

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2019, except as discussed in Note 7 — Leases and below.
Equity Based Compensation
During the three months ended March 31, 2019 and 2018 there were 495,750 and 24,000 restricted shares issued, respectively. The aggregate value of awards granted during three months ended March 31, 2019 and 2018 was $3.9 million and $0.2 million, respectively. As of March 31, 2019, there was an aggregate $6.4 million of unrecognized expense related to restricted shares issued.
During the three months ended March 31, 2019, the Company granted 105,920 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of approximately $11.96 per share and $9.50 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on March 21, 2022. As defined in the LTIP, the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the defined peer group. As of March 31, 2019, there was approximately $1.4 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.4 years.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

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
New Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases, amending the current accounting for leases. Under the new provisions, all lessees will report a right‑of‑use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.
Effective January 1, 2019, the Company has adopted ASU 2016-02 and elected the following practical expedients and accounting policy elections for recognition, measurement and presentation:

•	The optional transition method, therefore will not adjust comparative period financial information or make the new required lease disclosures for periods prior to the effective date;

•	the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs;

•
to make the accounting policy election for short-term leases, or leases with terms of 12 months or less, therefore the lease payments will be recorded as an expense on a straight line basis over the lease term; and

•	to combine lease and non-lease components.
The Company did not apply the practical expedient to utilize hind-sight in applying the standard. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, discounted at our annual incremental borrowing rate (“IBR”). ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU asset and lease liabilities and are recognized in the period in which the obligation for those payments are incurred. For certain leases, where variable lease payments are incurred and relate primarily to common area maintenance, in substance fixed payments are included in the ROU asset and lease liability. For those leases that do not provide an implicit rate, we use our IBR based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Lease terms do not include options to extend or terminate the lease, as management does not consider them reasonably certain to exercise. The Company has a related party lease, which is included within the ROU asset and liability. Please see Note 14 — Related Party Transactions of the Annual Report for further discussion of the Company’s related parties.
As of January 1, 2019, the Company recognized an operating lease right-of-use asset and corresponding liability of $8.3 million on our condensed consolidated Balance Sheet. See Note 7 — Leases, for further details of the Company’s operating and financing leases as of March 31, 2019.
With the exception of the standard above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
Note 3 — Acquisitions
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
Note 4 — Property, Plant and Equipment, Net
Property, plant and equipment include the following (in millions):

	Estimated Useful Life (years)	March 31, 2019	December 31, 2018
Machinery and equipment	5 - 30	$41.7	$42.0
Vehicles	3 - 5	18.4	17.9
Mechanical refrigeration units	30	21.7	20.9
Natural gas liquid storage tanks	15	5.9	5.9
Workover rigs	5 - 20	177.7	175.7
Other property, plant and equipment	3 - 30	14.5	12.7
Property, plant and equipment		279.9	275.1
Less: accumulated depreciation		(60.6)	(52.5)
Construction in progress		11.4	7.2
Property, plant and equipment, net		$230.7	$229.8
Depreciation expense was $8.3 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively.

Note 5 — Goodwill and Intangible Assets
During the year ended December 31, 2018, the Company noted a sustained decrease in the stock price, which was an indication that the fair value of our goodwill could have fallen below its carrying amount. As a result, the Company performed a quantitative impairment test and determined the goodwill was impaired. The Company estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. During the year ended December 31, 2018, the Company recognized an impairment loss of $9.0 million associated with the remaining balance of our goodwill. The estimate of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement.
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2019	December 31, 2018
Tradenames	3	$0.1	$0.1
Customer relationships	10-18	11.4	11.4
Less: accumulated amortization		(1.6)	(1.5)
Intangible assets, net		$9.9	$10.0
Amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the period ending March 31,	Amount
2020	$0.7
2021	0.7
2022	0.7
2023	0.8
2024	0.8
Thereafter	6.2
$9.9
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2019	December 31, 2018
Accrued payables	$6.9	$5.6
Accrued payroll	10.1	6.2
Accrued taxes	2.2	2.9
Accrued insurance	2.5	3.8
Accrued expenses	$21.7	$18.5
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from less than 12 months to eight years. The operating leases are included in Operating lease right-of-use assets, Other current liabilities and Operating lease right-of-use obligations in our Condensed Consolidated Balance Sheet.

Lease costs and other information related to operating leases for the three months ended March 31, 2019, is as follows (in millions):

March 31, 2019
Short-term lease costs	$2.2
Operating lease cost	$0.7
Operating cash flows from operating leases	$(0.8)

Weighted average remaining lease term	5.5 years
Weighted average discount rate	9.40%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the period ending March 31,	Total
2020	$3.0
2021	2.0
2022	0.8
2023	0.7
2024	0.7
Thereafter	2.8
Total future minimum lease payments	10.0
Less: amount representing interest	(2.4)
Present value of future minimum lease payments	7.6
Less: current portion of operating lease obligations	(2.4)
Long-term portion of operating lease obligations	$5.2
Aggregate future minimum rental payments as of December 31, 2018, under ASC 840, Leases, required under operating leases thereof, were as follows (in millions):

For the year ending December 31,	Total
2019	$2.9
2020	2.3
2021	0.9
2022	0.7
2023	0.7
Thereafter	3.0
Total future minimum lease payments	$10.5
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases which are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Finance lease obligations, current and Finance lease obligations, long-term in our Condensed Consolidated Balance Sheet.
Lease costs and other information related to finance leases for the three months ended March 31, 2019, is as follows (in millions):

March 31, 2019
Amortization of ROU asset	$1.3
Interest on lease liabilities	$0.2
Financing cash flows from finance leases	$(1.1)

Weighted average remaining lease term	2.0 years
Weighted average discount rate	4.6%

Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the period ending March 31,	Total
2020	$3.9
2021	4.8
2022	2.3
2023	0.3
Thereafter	—
Total future minimum lease payments	11.3
Less: amount representing interest	(0.9)
Present value of future minimum lease payments	10.4
Less: current portion of finance lease obligations	(4.6)
Long-term portion of finance lease obligations	$5.8
Aggregate future minimum rental payments as of December 31, 2018, under ASC 840, Leases, required under finance leases thereof, were as follows (in millions):

For the year ending December 31,	Total
2019	$5.0
2020	4.6
2021	2.1
2022	0.2
2023	0.1
Thereafter	—
Total future minimum lease payments	12.0
Less: amount representing interest	(1.0)
Present value of future minimum lease payments	11.0
Less: current portion of capital lease obligations	(4.4)
Total capital lease obligations, less current portion	$6.6

Note 8 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	March 31, 2019	December 31, 2018
ESCO Note Payable due February 2019	$5.8	$5.8
Encina Master Financing Agreement due June 2020	34.4	36.8
Wells Fargo Credit Facility due August 2022	25.0	17.9
Total Debt	65.2	60.5
Current portion of long-term debt	(15.8)	(15.8)
Long term-debt	$49.4	$44.7
ESCO Notes Payable
In connection with the Company’s initial public offering (the “Offering”) and the ESCO Acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes include a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, the Company provided notice to ESCO Leasing, LLC that the Company sought to be indemnified for breach of our contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims.
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
Borrowings under the Credit Facility bear interest, at the Company’s election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on the Company’s average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.75% and the applicable margin for Base Rate loans are 0.75% as of March 31, 2019. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on August 16, 2022 with a weighted average interest rate of 4.5% as of March 31, 2019.
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
As of March 31, 2019, the Company has borrowed $25.6 million under the Credit Facility. The Company has a borrowing capacity of approximately $43.3 million under the Credit Facility, with approximately $17.7 million available as of March 31, 2019. The Company was in compliance with the Credit Facility covenants as of March 31, 2019.
The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the unaudited interim condensed consolidated balance sheets as a discount to the Credit Facility, and will be amortized through maturity. Unamortized debt issuance costs as of March 31, 2019 approximated $0.6 million.

Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. We utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. At March 31, 2019, the aggregate principal balance outstanding was $35.1 million under the Financing Agreement with a weighted average interest rate of 10.4%.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), which was 2.5% as of March 31, 2019. The Financing Agreement requires that the Company maintain leverage ratios of 2.50 to 1.00 as of March 31, 2019 and for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of March 31, 2019.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of March 31, 2019 approximated $0.7 million.
Scheduled Maturities
As of March 31, 2019, aggregate principal repayments of total debt for the next five years are as follows (in millions):

For the period ending March 31,	Total
2020	$15.8
2021	10.0
2022	33.3
2023	7.4
Total	$66.5
Note 9 — Risk Concentrations
Customer Concentrations
For the three months ended March 31, 2019, three customers, EOG Resources, Concho Resources, Inc. and Sable Permian Resources Land, LLC, accounted for 16%, 12%, and 12%of the Company’s total revenues. At March 31, 2019, approximately 49% of the accounts receivable balance was due from these customers.
For the three months ended March 31, 2018, two customers, EOG Resources and PDC Energy, accounted for approximately 21% and 7%, of the Company’s total revenues, respectively. At March 31, 2018, approximately 23% of the accounts receivable balance was due from these customers.
Note 10 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2019 and 2018 was 7.1% and 7.7%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
As a result of the Offering and subsequent reorganization, the Company recorded a deferred tax asset; however, a full valuation allowance has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company currently believes that it is reasonably possible to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the second quarter of 2019, which would enhance the ability to conclude that is it more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.
Total income tax expense for the three months ended March 31, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to the release of the valuation allowance related to current period pre-tax book income and the impact of permanent differences between book and taxable income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 and 2017.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 11 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock.

	Three Months Ended March 31,
	2019	2018
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$2.0	$(5.7)
Less: Undistributed earnings allocable to Class B Common Stock	—	—
Net income (loss) attributable to Class A Common Stock	$2.0	$(5.7)

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$2.0	$(5.7)
Less: Undistributed earnings allocable to Class B Common Stock	—	—
Net income (loss) attributable to Class A Common Stock	$2.0	$(5.7)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,448,719	8,423,445
Weighted average number of shares - diluted	9,730,710	8,423,445

Basic income (loss) per share	$0.24	$(0.68)
Diluted income (loss) per share	$0.21	$(0.68)
As of March 31, 2019 and 2018, the Company excluded 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share, as the effect was anti-dilutive.
Note 12 — Commitment and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO Leasing, LLC that the Company sought to be indemnified for breach of contract. We exercised the right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims.
Note 13 — Segment Reporting
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

The Company’s operations are all located in the United States and organized into three reportable segments: High Specification Rigs, Completion and Other Services and Processing Solutions. Our reportable segments comprise the structure used by our CODM to make key operating decisions and assess performance during the years presented in the accompanying condensed consolidated financial statements. Our CODM evaluates the segments’ operating performance based on multiple measures including Operating income (loss), Adjusted EBITDA, rig hours and rig utilization. The tables below present the operating income (loss) measurement, as the Company believes this is most consistent with the principals used in measuring the condensed consolidated financial statements.
We have made certain reclassifications to our prior period operating revenue, cost of sales and general and administrative amounts due to the change in reportable segments whereby our High Specification Rig and Completion and Other Services segments were bifurcated from our legacy Well Services segment as a result of our fourth quarter 2018 operating segment changes. None of these reclassifications have an impact on our condensed consolidated operations results, cash flows or financial position.
The following is a description of each operating segment:
High Specification Rigs.  The Company’s High Specification Rigs facilitate operations throughout the lifecycle of a well, including (i) completion, (ii) workover, (iii) well maintenance and (iv) decommissioning. The Company provides these advanced well services to exploration & production (“E&P”) companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high specification rigs are designed to support growing U.S. horizontal well demands.
Completion and Other Services.  Our Completion and Other Services segment provides services necessary to bring and maintain a well on production and consists primarily of our wireline and snubbing lines of business along with other, non-rig well services, such as fluid management and well services-related equipment rentals.
Processing Solutions.  The Company provides a range of proprietary, modular equipment for the processing of rich natural gas streams at the wellhead or central gathering points in basins where drilling and completion activity has outpaced the development of permanent processing infrastructure.
Other. The Company incurs costs, indicated as Other, that are not allocable to any of the operating segments, and includes mostly corporate general and administrative expenses as well as depreciation of office furniture and fixtures and other corporate assets.
Segment information as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	Three months ended March 31, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$31.7	$51.6	$5.0	$—	$88.3
Cost of services	27.4	37.9	2.2	—	67.5
Depreciation and amortization	4.8	2.8	0.5	0.3	8.4
Impairment of goodwill	—	—	—	—	—
Operating income (loss)	(0.5)	10.9	2.3	(7.5)	5.2
Interest Expense, net	—	—	—	(1.3)	(1.3)
Net Income (loss)	(0.5)	10.9	2.3	(9.1)	3.6
Capital expenditures	$2.8	$1.8	$4.1	$0.5	$9.2
	As of March 31, 2019
Property, plant and equipment	$138.9	$47.1	$38.0	$6.7	$230.7
Total assets	$199.3	$67.6	$42.5	$14.2	$323.6

	Three Months Ended March 31, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$36.3	$23.4	$2.9	$—	$62.6
Cost of services	31.5	18.4	1.4	—	51.3
Depreciation and amortization	3.9	1.7	0.3	0.2	6.1
Impairment of goodwill	9.0	—	—	—	9.0
Operating income (loss)	(8.1)	3.3	1.2	(7.2)	(10.8)
Interest expense, net	—	—	—	(0.4)	(0.4)
Net income (loss)	(8.1)	3.3	1.2	(6.7)	(10.3)
Capital expenditures	$6.2	$1.4	$2.2	$—	$9.8
	As of December 31, 2018
Property, plant and equipment	$159.2	$35.0	$34.3	$1.3	$229.8
Total assets	$214.1	$47.0	$40.1	$1.3	$302.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the years ended December 31, 2018 and 2017 (the “Annual Report”). We assume no obligation to update any of these forward‑looking statements.
Overview
The Company is one of the largest providers of high specification (“high‑spec”) well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 141 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore exploration and production (“E&P”) companies that require completion and production services at increasing lateral lengths. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher counties plays.
We conduct our operations through three segments: High Specification Rigs, Completion and Other Services and Processing Solutions, as described below.
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
Our Processing Solutions segment engages in the rental, installation, commissioning, start‑up, operation and maintenance of Mechanical Refrigeration Units (“MRU”), Natural Gas Liquid (“NGL”) stabilizer units, NGL storage units and related equipment. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points.
For further information regarding the results of operations for each segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 2 and Part I, Note 13 — Segment Reporting of this Quarterly Report.
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
We satisfy our performance obligation over time as the services are performed. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (i) our performance towards complete satisfaction of the performance obligation under the contract and (ii) the value transferred to the customer of the services performed under the contract. We invoice our customers upon completion of the specified services and collection generally occurs within the payment terms agreed with customers. Accordingly, there is no financing component to our arrangement with customers. Please see Note 2 — Summary of Significant Accounting Policies of the Annual Report.
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
In addition, within our High Specification Rig segment, management intends to use additional metrics to analyze our activity levels and profitability. These metrics include, among others, rig hours and rig utilization.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision or benefit, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, impairment of goodwill, gain or loss on sale of assets and other non-cash and certain items that we do not view as indicative of our ongoing performance. See “Results of Operations—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Rig Hours
Within our High Specification Rig segment, we analyze rig hours as an important indicator of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked during the periods presented. We typically bill customers for our well services on an hourly basis during the period that a well service rig is actively working, making rig hours a useful metric for evaluating our profitability.
Rig Utilization
Within our High Specification Rig segment, we analyze rig utilization as a further important indicator of our activity levels and profitability. We measure rig utilization by reference to average monthly hours per rig, which is calculated by dividing (a) the approximate, aggregate operating well service rig hours for the periods presented by (b) the aggregate number of high specification rigs in our fleet during such period, as aggregated on a monthly basis utilizing a mid-month convention whereby a high specification rig added to our fleet during a month, meaning that we have taken delivery of such high specification rig and it is ready for service, assumed to be in our fleet for one half of such month. We believe that rig utilization as measured by average monthly hours per high specification rig is a meaningful indicator of the operational efficiency of our core revenue-producing assets, market demand for our well services and our ability to profitably capitalize on such demand. Our evaluation of our rig utilization as measured by average monthly hours per rig may not be comparable to that of our competitors.
The primary factors that have historically impacted, and will likely continue to impact, our actual aggregate well service rig hours for any specified period are: (i) customer demand, which is influenced by factors such as commodity prices, the complexity of well completion operations and technological advances in our industry, and (ii) our ability to meet such demand, which is influenced by changes in our fleet size and resulting rig availability, as well as weather, employee availability and related factors. The primary factors that have historically impacted, and will likely continue to impact, the aggregate number of high specification rigs in our fleet during any specified period are the extent and timing of changes in the size of our well service rig fleet to meet short-term and expected long-term demand, and our ability to successfully maintain a fleet capable of ensuring sufficient, but not excessive, rig availability to meet such demand.
For the three months ended March 31, 2019 and 2018, our rig utilization, as measured by average monthly hours per rig, was approximately 142 hours and 184 hours, respectively. Actual aggregate operating well service rig hours decreased from approximately 73,600 in the three months ended March 31, 2018, to approximately 60,100 in the three months ended March 31, 2019. For the three months ended March 31, 2019 and 2018, our average revenue per rig hour was approximately $522 and $487, respectively. During the three months ended March 31, 2019, there was a correlating decrease in commodity prices of approximately 13% compared to the three months ended March 31, 2018.
Factors Impacting the Comparability of Results of Operations
Tax Receivable Agreement
In connection with the Offering, we entered into a TRA with certain of the Ranger Unit holders and their permitted transferees (each such person, a “TRA Holder” and, together, the “TRA Holders”). The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that we actually realize (computed using the estimated impact of state and local taxes) or are deemed to realize in certain circumstances in periods following the Offering as a result of (i) certain increases in tax basis that occur as a result of our acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Ranger Units in connection with the Offering or pursuant to the exercise of the Redemption Right or the Call Right (each as defined in the Amended and Restated Limited Liability Company Agreement of Ranger LLC) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings.
Income Taxes
Ranger Inc. is a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, is subject to U.S. federal, state and local income taxes. We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. We currently believe that it is reasonably possible for us to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the second quarter of 2019, which would enhance our ability to conclude that is it more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including our projections of future taxable income, which we continue to asses based on available information each reporting period.
Results of Operations
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
The following table presents the operating results for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Revenues
High Specification Rigs	$31.7	$36.3	(4.6)	(13)%
Completion and Other Services	51.6	23.4	28.2	121%
Processing Solutions	5.0	2.9	2.1	72%
Total revenues	88.3	62.6	25.7	41%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
High Specification Rigs	27.4	31.5	(4.1)	(13)%
Completion and Other Services	37.9	18.4	19.5	106%
Processing Solutions	2.2	1.4	0.8	57%
Total cost of services	67.5	51.3	16.2	32%
General and administrative	7.2	7.0	0.2	3%
Depreciation and amortization	8.4	6.1	2.3	38%
Impairment of goodwill	—	9.0	(9.0)	(100)%
Total operating expenses	83.1	73.4	9.7	13%
Operating income (loss)	5.2	(10.8)	16.0	148%
Other expenses
Interest expense, net	(1.3)	(0.4)	(0.9)	(225)%
Total other expenses	(1.3)	(0.4)	(0.9)	(225)%
Income (loss) before income tax expense	3.9	(11.2)	15.1	135%
Tax expense (benefit)	0.3	(0.9)	1.2	133%
Net income (loss)	$3.6	$(10.3)	13.9	135%
Revenues. Revenues for the three months ended March 31, 2019 increased $25.7 million, or 41%, to $88.3 million from $62.6 million for the three months ended March 31, 2018. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended March 31, 2019 decreased $4.6 million, or 13%, to $31.7 million from $36.3 million for the three months ended March 31, 2018. The decrease in workover rig services revenue included an 18% decrease in total rig hours to 60,100 from 73,600 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in High Specification Rig revenue is correlated with a 13% decrease in commodity prices.
Completion and Other Services. Completion and Other Services revenues for the three months ended March 31, 2019 increased $28.2 million, or 121%, to $51.6 million from $23.4 million for the three months ended March 31, 2018. The increase is primarily attributable to our wireline business, which accounted for approximately $25.9 million, or 92%, of the revenue increase, attributable to the expansion of the Company’s activities. The wireline business had a 177% increase in truck count from 4.7 as of March 31, 2018 compared to 13.0 as of March 31, 2019.
Processing Solutions. Processing Solutions revenues for the three months ended March 31, 2019 increased $2.1 million, or 72%, to $5.0 million from $2.9 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in MRU revenue due to a 16% increase in MRU units from 25 units as of March 31, 2018 compared to 29 units as of March 31, 2019, and an increase in our rental rates.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended March 31, 2019 increased $16.2 million, or 32%, to $67.5 million from $51.3 million for the three months ended March 31, 2018.

As a percentage of revenue, cost of services was 76% and 82% for the three months ended March 31, 2019 and 2018, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended March 31, 2019 decreased $4.1 million, or 13% to $27.4 million from $31.5 million for the three months ended March 31, 2018. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs, due to a decrease in rig hours.
Completion and Other Services. Completion and Other Services cost of services for the three months ended March 31, 2019 increased $19.5 million, or 106%, to $37.9 million from $18.4 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in expenses due to the expansion of the Completion activities, primarily our wireline business, which includes increases in employee costs and cost of goods sold.
Processing Solutions. Processing Solutions cost of services for the three months ended March 31, 2019 increased $0.8 million, or 57%, to $2.2 million from $1.4 million for the three months ended March 31, 2018. The increase was primarily attributable to increases in mobilization and installation costs incurred which corresponds with an increased MRU utilization.
General & Administrative. General and administrative expenses for the three months ended March 31, 2019 increased by $0.2 million to $7.2 million from $7.0 million compared to the three months ended March 31, 2018.
Impairment of goodwill. Impairment of goodwill for the three months ended March 31, 2018 was $9.0 million compared to no impairment for the three months ended March 31, 2019. During the three months ended March 31, 2018, we identified there was a sustained decrease in the Company’s stock price, which we identified as a triggering event that precipitated the need to perform a goodwill impairment test. The results of the quantitative impairment test yielded a fair value of the High Specification Rig reporting unit that was below the carrying value of the reporting unit, by an amount in excess of the carrying value of goodwill. Therefore, an impairment charge of $9.0 million was recorded. Please see Note 5 — Goodwill and Intangible Assets to the unaudited interim condensed consolidated financial statements.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2019 increased $2.3 million, or 38%, to $8.4 million from $6.1 million for the three months ended March 31, 2018. The increase is primarily attributable to assets added during the year ended December 31, 2018.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2019 increased $0.9 million, or 225%, to $1.3 million from $0.4 million for the three months ended March 31, 2018. The increase to interest expense, net was attributable to the borrowings on our Encina Master Financing Agreement, which was entered into in June 2018, and increased borrowings under our Credit Facility.
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

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.5)	$10.9	$2.3	$(9.1)	$3.6
Interest expense	—	—	—	1.5	1.5
Tax expense (benefit)	—	—	—	0.3	0.3
Depreciation and amortization	4.8	2.8	0.5	0.3	8.4
Equity based compensation	—	—	—	0.6	0.6
Impairment of goodwill	—	—	—	—	—
Gain on property, plant and equipment	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$4.3	$13.7	$2.8	$(6.6)	$14.2

	Three Months Ended
	March 31, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(8.1)	$3.3	$1.2	$(6.7)	$(10.3)
Interest expense	—	—	—	0.4	0.4
Tax expense (benefit)	—	—	—	(0.9)	(0.9)
Depreciation and amortization	3.9	1.7	0.3	0.2	6.1
Equity based compensation	—	—	—	0.2	0.2
Impairment of goodwill	9.0	—	—	—	9.0
Gain on property, plant and equipment	0.7	—	—	—	0.7
Adjusted EBITDA	$5.5	$5.0	$1.5	$(6.8)	$5.2

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$7.6	$7.6	$1.1	$(2.4)	$13.9
Interest expense	—	—	—	1.1	1.1
Tax expense (benefit)	—	—	—	1.2	1.2
Depreciation and amortization	0.9	1.1	0.2	0.1	2.3
Equity based compensation	—	—	—	0.4	0.4
Impairment of goodwill	(9.0)	—	—	—	(9.0)
Gain on property, plant and equipment	(0.7)	—	—	(0.2)	(0.9)
Adjusted EBITDA	$(1.2)	$8.7	$1.3	$0.2	$9.0
Adjusted EBITDA for the three months ended March 31, 2019 increased $9.0 million to $14.2 million from $5.2 million for the three months ended March 31, 2018. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2019 decreased $1.2 million to $4.3 million from $5.5 million for the three months ended March 31, 2018, due to decreased revenues of $4.6 million, partially offset by a decrease in cost of services of $4.1 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA increased $8.7 million to $13.7 million from $5.0 million for the three months ended March 31, 2018, due to an increase in revenues of $28.2 million partially offset by a corresponding increase in cost of services of $19.5 million.

Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended March 31, 2019 increased $1.3 million to $2.8 million from $1.5 million for the three months ended March 31, 2018, due to an increase in revenue of $2.1 million, partially offset by a corresponding increase in cost of services of $0.8 million.
Other. Other Adjusted EBITDA remained relatively flat for the three months ended March 31, 2019 with a slight decrease of $0.2 million to a loss of $6.6 million from a loss of $6.8 million for the three months ended March 31, 2018. The balances included in Other reflect other general and administrative costs not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are borrowings under our Credit Facility and Financing Agreement and cash generated from operations. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.
As of March 31, 2019, we had cash on hand of approximately $5.7 million, operating cash flows of $9.9 million and availability under our Credit Facility of $17.7 million. We expect to have sufficient funds to meet the Company’s liquidity requirements for at least the next 12 months.
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2019		Change
	2019	2018	$	%
	(in millions)
Cash Flows from Operating Activities	$9.9	$(1.1)	$11.0	1,000%
Cash Flows from Investing Activities	(10.5)	(11.0)	0.5	5%
Cash Flows from Financing Activities	3.7	7.9	(4.2)	(53)%
Net change in cash	$3.1	$(4.2)	$7.3	174%
Operating Activities
Net cash provided by operating activities increased $11.0 million to $9.9 million for the three months ended March 31, 2019 compared to $1.1 million of cash used for the three months ended March 31, 2018. The change in cash flows provided by operating activities is attributable to generating net income during the current period compared to a net loss in the prior period. The use of working capital cash for the three months ended March 31, 2019 decreased to $3.8 million as compared to $6.9 million during the three months ended March 31, 2018.
Investing Activities
Net cash used in investing activities decreased $0.5 million to $10.5 million for the three months ended March 31, 2019 compared to $11.0 million for the three months ended March 31, 2018. The decrease in cash flows used in investing activities is primarily attributable to the MVCI Acquisition during the three months ended March 31, 2018, partially offset by a reduction in cash proceeds from the sale of property and equipment.
Financing Activities
Net cash provided by financing activities decreased $4.2 million to $3.7 million for the three months ended March 31, 2019 compared to $7.9 million for the three months ended March 31, 2018. The decrease in cash flows provided by financing activities is attributable to decreased borrowings under our line of credit, increased payments on the Credit Facility and Financing Agreement, partially offset by decreased payments of financing lease obligations.
Supplemental Disclosures
We added assets of $2.0 million that are non-cash additions in the three months ended March 31, 2019 and purchased $0.5 million in finance leased assets. In addition, as of January 1, 2019, we added ROU assets and liabilities of $8.3 million related to the adoption of ASC 842.

Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $8.3 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively.
Our Debt Agreements
ESCO Notes Payable
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
Credit Facility
On August 16, 2017, in connection with the offering, we entered into a new credit agreement providing for our $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $43.3 million of borrowing capacity with $17.7 million available under the Credit Facility as of March 31, 2019.
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
Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.75% and the applicable margin for Base Rate loans is 0.75% until March 31, 2019. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering (August 16, 2022). As of March 31, 2019 the Credit Facility had an interest rate of 4.5%.
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
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. We utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. At March 31, 2019, the aggregate principal balance outstanding was $35.1 million under the Financing Agreement.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), which was 2.5% as of March 31, 2019. The Financing Agreement requires that the Company maintain leverage ratios of 2.50 to 1.00 as of March 31, 2019 and for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of March 31, 2019.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of March 31, 2019 approximated $0.7 million.
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

Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2018.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑02, Leases, amending the current accounting for leases. Under the new provisions, all lessees, except those with terms of 12-months or less, will report a right‑of‑use (“ROU”) asset and a liability for the obligation to make payments for all leases and will be categorized as either a financing lease or an operating lease. We determine if an arrangement is a lease and the category of each lease at inception.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, discounted at our annual incremental borrowing rate (“IBR”). ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU asset and lease liabilities and are recognized in the period in which the obligation for those payments are incurred. For certain leases, where variable lease payments are incurred and relate primarily to common area maintenance costs, in substance fixed payments are included in the ROU asset and lease liability. For those leases that do not provide an implicit rate, we use our IBR based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives. Our lease terms do not include options to extend or terminate the lease, as management does not consider them reasonably certain to exercise. See Note 2 — Summary of Significant Accounting Policies and Note 7 — Leases to the unaudited interim condensed consolidated financial statements for more information.
Off‑Balance Sheet Arrangements
We currently have no material off‑balance sheet arrangements.
Jumpstart Our Business Act of 2012
We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Exchange Act of 1934 (the “Exchange Act”), as amended. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in our Annual Report. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The demand, pricing and terms for oil and natural gas services provided by us are largely dependent upon the level of activity for the U.S. oil and natural gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; available pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil‑producing countries; environmental regulations; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and natural gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and natural gas producers.
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. We had an aggregate of $5.8 million outstanding under notes payable from the ESCO Acquisition as of March 31, 2019, with an interest rate of 5.0%. As of March 31, 2019, we had $25.6 million outstanding under our Credit Facility, with a weighted average interest rate of 4.5%. As of March 31, 2019, the aggregate principal balance outstanding was $35.1 million under the Financing Agreement, with a weighted average interest rate of 10.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.7 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2019, the top three trade receivable balances represented approximately 20%, 17% and 12%, respectively, of total accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 13%, 7% and 6%, respectively, of total High Specification Rig accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 31%, 25% and 12%, respectively, of total Completion and Other Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 40%, 40% and 21%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
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
2.1†
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

2.2†
Asset Purchase Agreement dated as of May 30, 2017, by and among ESCO Leasing, LLC, Ranger Energy Services, LLC and Tim Hall (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-1 (File No. 333-218139) filed with the Commission on August 1, 2017).

2.3†
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

3.2	Amended and Restated Bylaws of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.2	Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.1*	2019 Performance Stock Unit Award Incentive Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	May 1, 2019
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	May 1, 2019
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)