Form 10-Q
period 2019-06-30
Ranger Energy Services, Inc.
filed 2019-07-26
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2019, the registrant had 8,717,026 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1.7	$2.6
Accounts receivable, net	54.0	45.4
Contract assets	6.0	3.1
Inventory	7.7	4.9
Prepaid expenses	3.7	5.1
Total current assets	73.1	61.1

Property and equipment, net	227.7	229.8
Intangible assets, net	9.7	10.0
Operating lease right-of-use assets	6.7	—
Other assets	0.7	1.6
Total assets	$317.9	$302.5

Liabilities and Stockholders' Equity
Accounts payable	$15.0	$17.2
Accrued expenses	19.8	18.5
Finance lease obligations, current portion	4.8	4.4
Long-term debt, current portion	15.8	15.8
Other current liabilities	2.5	3.0
Total current liabilities	57.9	58.9

Operating lease right-of-use obligations	4.6	—
Finance lease obligations	4.8	6.6
Long-term debt, net	47.8	44.7
Other long-term liabilities	0.7	0.3
Total liabilities	115.8	110.5

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 8,717,026 and 8,448,527 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of June 30, 2019 and December 31, 2018	0.1	0.1
Accumulated deficit	(6.9)	(9.9)
Additional paid-in capital	119.9	111.6
Total stockholders' equity	113.2	101.9
Non-controlling interest	88.9	90.1
Total stockholders' equity	202.1	192.0
Total liabilities and stockholders' equity	$317.9	$302.5
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
High specification rigs	$33.1	$39.6	$64.8	$75.9
Completion and other services	46.3	29.5	97.9	52.9
Processing solutions	4.9	4.0	9.9	6.9
Total revenues	84.3	73.1	172.6	135.7

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	28.7	33.6	56.1	65.1
Completion and other services	35.0	21.8	72.9	40.2
Processing solutions	1.9	1.9	4.1	3.3
Total cost of services	65.6	57.3	133.1	108.6
General and administrative	6.3	7.8	13.5	14.8
Depreciation and amortization	8.4	7.0	16.8	13.1
Impairment of goodwill	—	—	—	9.0
Total operating expenses	80.3	72.1	163.4	145.5

Operating income (loss)	4.0	1.0	9.2	(9.8)

Other expenses
Interest expense, net	1.9	0.5	3.2	0.9
Total other expenses	1.9	0.5	3.2	0.9

Income (loss) before income tax expense	2.1	0.5	6.0	(10.7)
Tax expense	0.3	1.7	0.6	0.8
Net income (loss)	1.8	(1.2)	5.4	(11.5)
Less: Net income (loss) attributable to non-controlling interests	0.8	(0.5)	2.4	(5.1)
Net income (loss) attributable to Ranger Energy Services, Inc.	$1.0	$(0.7)	$3.0	$(6.4)

Earnings (loss) per common share
Basic	$0.12	$(0.08)	$0.35	$(0.76)
Diluted	$0.11	$(0.08)	$0.32	$(0.76)
Weighted average common shares outstanding
Basic	8,514,495	8,414,557	8,481,788	8,413,871
Diluted	9,491,684	8,414,557	9,458,977	8,413,871
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	8,454,273	8,413,178	$0.1	$0.1	8,448,527	8,413,178	$0.1	$0.1
Issuance of shares under share-based compensation plans	93,621	4,648	—	—	101,621	4,648	—	—
Shares withheld for taxes on equity transactions	(37,765)	(1,185)	—	—	(40,019)	(1,185)	—	—
Issuance of Class A Common Stock to related party	206,897	—	—	—	206,897	—	—	—
Balance, end of period	8,717,026	8,416,641	$0.1	$0.1	8,717,026	8,416,641	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1

Accumulated deficit
Balance, beginning of period			$(7.9)	$(12.3)			$(9.9)	$(6.6)
Net income (loss) attributable to controlling interest			1.0	(0.7)			3.0	(6.4)
Balance, end of period			$(6.9)	$(13.0)			$(6.9)	$(13.0)

Additional paid-in capital
Balance, beginning of period			$112.2	$110.1			$111.6	$110.1
Equity based compensation amortization			0.8	0.4			1.4	0.4
Shares withheld for taxes on equity transactions			(0.4)	—			(0.4)	—
Issuance of Class A Common Stock to related party			3.0	—			3.0	—
Benefit from reversal of valuation allowance			0.6	—			0.6	—
Impact of transactions affecting noncontrolling interest			3.7	—			3.7	—
Balance, end of period			$119.9	$110.5			$119.9	$110.5

Total controlling interest shareholders’ equity
Balance, beginning of period			$104.5	$98.0			$101.9	$103.7
Net income (loss) attributable to controlling interest			1.0	(0.7)			3.0	(6.4)
Benefit from reversal of valuation allowance			0.6	—			0.6	—
Equity based compensation amortization			0.8	0.4			1.4	0.4
Shares withheld for taxes on equity transactions			(0.4)	—			(0.4)	—
Issuance of Class A Common Stock to related party			3.0	—			3.0	—
Impact of transactions affecting noncontrolling interest			3.7	—			3.7	—
Balance, end of period			$113.2	$97.7			$113.2	$97.7

Noncontrolling interest
Balance, beginning of period			$91.7	$87.6			$90.1	$92.0
Net income (loss) attributable to noncontrolling interest			0.8	(0.5)			2.4	(5.1)
Equity based compensation amortization			0.1	0.3			0.1	0.5
Impact of transactions affecting noncontrolling interest			(3.7)	—			(3.7)	—
Balance, end of period			$88.9	$87.4			$88.9	$87.4

Total Equity
Balance, beginning of period			$196.2	$185.6			$192.0	$195.7
Total income (loss)			1.8	(1.2)			5.4	(11.5)
Benefit from reversal of valuation allowance			0.6	—			0.6	—
Equity based compensation amortization			0.9	0.7			1.5	0.9
Shares withheld for taxes on equity transactions			(0.4)	—			(0.4)	—
Issuance of Class A Common Stock to related party			3.0	—			3.0	—
Balance, end of period			$202.1	$185.1			$202.1	$185.1
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$5.4	$(11.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16.8	13.1
Impairment of goodwill	—	9.0
Equity based compensation	1.5	1.0
(Gain) loss on sale of property, plant and equipment	(0.3)	0.4
Other costs, net	0.3	0.2
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(8.6)	(11.4)
Contract assets	(2.9)	2.6
Inventory	(2.8)	(2.3)
Prepaid expenses	1.4	1.1
Other assets	0.9	0.7
Accounts payable	(0.6)	3.7
Accrued expenses	2.0	5.8
Other long-term liabilities	1.1	(0.3)
Net cash provided by operating activities	14.2	12.1

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(16.0)	(34.1)
Proceeds from sale of property, plant and equipment	0.5	3.6
Acquisitions, net of cash received	—	(4.0)
Net cash used in investing activities	(15.5)	(34.5)

Cash Flows from Financing Activities
Borrowings under line of credit facility	25.1	27.7
Principal payments on line of credit facility	(17.3)	—
Borrowings on Encina Master Financing Agreement, net of deferred financing costs	—	22.0
Principal payments on Encina Master Financing Agreement	(4.8)	(13.5)
Principal payments on financing lease obligations	(2.2)	(8.6)
Shares withheld on equity transactions	(0.4)	—
Net cash provided by financing activities	0.4	27.6

Increase (decrease) in Cash and Cash equivalents	(0.9)	5.2
Cash and Cash Equivalents, Beginning of Period	2.6	5.3
Cash and Cash Equivalents, End of Period	$1.7	$10.5

Supplemental Cash Flows Information
Interest paid	$2.3	$0.4
Supplemental Disclosure of Non-cash Investing and Financing Activity
Non-cash capital expenditures	$(2.3)	$(10.2)
Non-cash additions to fixed assets through financing leases	$(0.8)	$(5.9)
Initial non-cash operating lease right-of-use asset additions	$(8.3)	$—
Issuance of Class A Common Stock to related party	$3.0	$—
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Organization
Ranger Energy Services, Inc. (“Ranger” or the “Company”) was incorporated as a Delaware corporation in February 2017. Ranger is a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), the subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
Reorganization
On August 10, 2017, Ranger Services, entered into a Master Reorganization Agreement with, among others, Ranger LLC, Ranger Energy Holdings LLC, Ranger Energy Holdings II, LLC, Torrent Energy Holdings, LLC and Torrent Energy Holdings II, LLC. In connection with the Master Reorganization Agreement, an aggregate of $3.0 million to be paid by the Company to CSL Energy Holdings I, LLC, a Delaware limited liability company and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the Company’s initial public offering (the “Offering”) in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day weighted average price) or a combination thereof (included within Other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018). During the three and six months ended June 30, 2019, the Company settled the $3.0 million liability. See Note 9 — Equity for further details of the Company’s equity position.
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

The Company has made certain reclassifications to our prior period operating revenue, cost of sales and general and administrative amounts due to the change in reportable segments whereby our High Specification Rig and Completion and Other Services segments were bifurcated from our legacy Well Services segment as a result of our fourth quarter 2018 operating segment changes. None of these reclassifications have an impact on our condensed consolidated operations results, cash flows or financial position.
The Company has made certain reclassifications to our prior period Additional Paid-In Capital and Accumulated Deficit amounts. None of these reclassifications have an impact on our condensed consolidated operations results, cash flows or financial position.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2019, except as discussed in Note 7 — Leases and below.
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
As of January 1, 2019, the Company recognized an operating lease right-of-use asset and corresponding liability of $8.3 million on our condensed consolidated Balance Sheet. See Note 7 — Leases, for further details of the Company’s operating and financing leases.
Recently Issued Accounting Standards
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
Note 4 — Property, Plant and Equipment, Net
Property, plant and equipment include the following (in millions):

	Estimated Useful Life (years)	June 30, 2019	December 31, 2018
Machinery and equipment	5 - 30	$42.3	$42.0
Vehicles	3 - 5	18.8	17.9
Mechanical refrigeration units	30	21.8	20.9
Natural gas liquid storage tanks	15	5.9	5.9
High specification rigs	5 - 20	178.4	175.7
Other property, plant and equipment	3 - 30	16.1	12.7
Property, plant and equipment		283.3	275.1
Less: accumulated depreciation		(68.7)	(52.5)
Construction in progress		13.1	7.2
Property, plant and equipment, net		$227.7	$229.8
Depreciation expense was $8.2 million and $6.8 million for the three months ended June 30, 2019 and 2018, respectively, and $16.5 million and $12.7 million for the six months ended June 30, 2019 and 2018, respectively.

Note 5 — Goodwill and Intangible Assets
During the year ended December 31, 2018, the Company noted a sustained decrease in the stock price, which was an indication that the fair value of goodwill could have fallen below its carrying amount. As a result, the Company performed a quantitative impairment test and determined the goodwill was impaired. The Company estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. During the year ended December 31, 2018, the Company recognized an impairment loss of $9.0 million associated with the remaining balance of our goodwill. The estimate of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement.
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2019	December 31, 2018
Tradenames	3	$0.1	$0.1
Customer relationships	10-18	11.4	11.4
Less: accumulated amortization		(1.8)	(1.5)
Intangible assets, net		$9.7	$10.0
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Amount
2020	$0.7
2021	0.7
2022	0.7
2023	0.7
2024	0.8
Thereafter	6.1
$9.7
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2019	December 31, 2018
Accrued payables	$7.1	$5.6
Accrued compensation	10.2	6.2
Accrued taxes	2.0	2.9
Accrued insurance	0.5	3.8
Accrued expenses	$19.8	$18.5
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from less than 12 months, included in Short-term leases costs in the table below, to eight years, included in Operating lease costs in the table below. The operating leases are included in Operating lease right-of-use assets, Other current liabilities and Operating lease right-of-use obligations in our Condensed Consolidated Balance Sheet.

Lease costs and other information related to operating leases for the three and six months ended June 30, 2019, is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019
Short-term lease costs	$1.1	$3.3
Operating lease cost	$0.6	$1.3
Operating cash flows from operating leases	$(0.6)	$(1.4)

Weighted average remaining lease term		5.7 years
Weighted average discount rate		9.35%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2020	$2.7
2021	1.4
2022	0.8
2023	0.7
2024	0.7
Thereafter	2.6
Total future minimum lease payments	8.9
Less: amount representing interest	(2.2)
Present value of future minimum lease payments	6.7
Less: current portion of operating lease obligations	(2.1)
Long-term portion of operating lease obligations	$4.6
Aggregate future minimum rental payments as of December 31, 2018, were as follows (in millions):

For the year ending December 31,	Total
2019	$2.9
2020	2.3
2021	0.9
2022	0.7
2023	0.7
Thereafter	3.0
Total future minimum lease payments	$10.5
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases which are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Finance lease obligations, current portion and Finance lease obligations in our Condensed Consolidated Balance Sheet.
Lease costs and other information related to finance leases for the three and six months ended June 30, 2019, is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019
Amortization of finance leases	$1.2	$2.5
Interest on lease liabilities	$0.2	$0.4
Financing cash flows from finance leases	$(1.2)	$(2.2)

Weighted average remaining lease term		1.8 years
Weighted average discount rate		4.5%

Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2020	$5.1
2021	3.7
2022	1.4
2023	0.2
Thereafter	—
Total future minimum lease payments	10.4
Less: amount representing interest	(0.8)
Present value of future minimum lease payments	9.6
Less: current portion of finance lease obligations	(4.8)
Long-term portion of finance lease obligations	$4.8
Aggregate future minimum rental payments as of December 31, 2018, were as follows (in millions):

For the year ending December 31,	Total
2019	$5.0
2020	4.6
2021	2.1
2022	0.2
2023	0.1
Thereafter	—
Total future minimum lease payments	12.0
Less: amount representing interest	(1.0)
Present value of future minimum lease payments	11.0
Less: current portion of capital lease obligations	(4.4)
Total capital lease obligations, less current portion	$6.6
Note 8 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	June 30, 2019	December 31, 2018
ESCO Notes Payable due February 2019	$5.8	$5.8
Wells Fargo Credit Facility due August 2022	25.8	17.9
Encina Master Financing Agreement due June 2023	32.0	36.8
Total Debt	63.6	60.5
Current portion of long-term debt	(15.8)	(15.8)
Long term-debt, net	$47.8	$44.7
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
Borrowings under the Credit Facility bear interest, at the Company’s election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on the Company’s average excess availability under the Credit Facility. The applicable margin for LIBOR loans was 1.75% and the applicable margin for Base Rate loans were 0.75% as of June 30, 2019. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on August 16, 2022 and has a weighted average interest rate of 4.7% as of June 30, 2019.
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
As of June 30, 2019, the Company has borrowed $26.3 million under the Credit Facility. The Company has a borrowing capacity of approximately $40.3 million under the Credit Facility, with approximately $14.0 million available as of June 30, 2019. The Company was in compliance with the Credit Facility covenants as of June 30, 2019.
The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the unaudited interim condensed consolidated balance sheets as a discount to the Credit Facility, and will be amortized through maturity. Unamortized debt issuance costs as of June 30, 2019 approximated $0.5 million.

Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, or $21.3 million, net of expenses, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $18.0 million, or $17.8 million, net of expenses, under the Financing Agreement. We utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. At June 30, 2019, the aggregate principal balance outstanding was $32.7 million under the Financing Agreement with a weighted average interest rate of 10.5%.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), which was 2.4% as of June 30, 2019. The Financing Agreement requires that the Company maintain leverage ratios of 2.50 to 1.00 as of June 30, 2019 and for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of June 30, 2019.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of June 30, 2019 approximated $0.7 million.
Scheduled Maturities
As of June 30, 2019, aggregate principal repayments of total debt for the next five years are as follows (in millions):

For the twelve months ending June 30,	Total
2020	$15.8
2021	10.0
2022	36.3
2023	2.7
Total	$64.8
Note 9—Equity
Equity-Based Compensation
Time-Based Units
During the six months ended June 30, 2019 and 2018 there were 495,750 and 498,302 restricted shares granted, respectively. The aggregate value of awards granted during six months ended June 30, 2019 and 2018 was $3.9 million and $4.1 million, respectively. As of June 30, 2019, there was an aggregate $5.6 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 2.2 years.
Performance Stock Units
During the six months ended June 30, 2019, the Company granted 105,920 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of approximately $11.96 per share and $9.50 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on March 21, 2022. As defined in the LTIP, the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the defined peer group. As of June 30, 2019, there was approximately $1.0 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.
During the three and six months ended June 30, 2018, the Company granted 79,430 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of approximately $8.59 per share and $4.38 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. As defined in the LTIP, the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the defined peer group. As of June 30, 2019, there was $0.3 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 1.5 years.

Share Issuance to Related Party
In connection with the Master Reorganization Agreement, an aggregate of $3.0 million (included within other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018) was settled by the Company and CSL Energy Holdings I, LLC and CSL Energy Holdings II, LLC during the three and six months ended June 30, 2019. At the Company’s discretion the liability was settled with the issuance of 206,897 Class A Common Stock. Refer to Note 1 — Organization and Business Operations for further details.
Share Repurchase Program
In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 12 months and may be accelerated, suspended or discontinued at any time without notice. During the three months ended June 30, 2019, the Company did not repurchase any Class A Common Stock. Refer to “Part II, Item 2. Unregistered Sales of Securities” for further information.
Note 10 — Risk Concentrations
Customer Concentrations
For the three months ended June 30, 2019, two customers, EOG Resources and Concho Resources, Inc., accounted for 17% and 15%, respectively, of the Company’s total revenue. For the six months ended June 30, 2019, two customers, EOG Resources and Concho Resources, Inc., accounted for 17% and 14%, respectively, of the Company’s total revenues. At June 30, 2019, approximately 19% of the accounts receivable balance was due from these customers.
For the three months ended June 30, 2018, one customer, EOG Resources, accounted for approximately 23% of the Company’s total revenues. For the six months ended June 30, 2018, one customer, EOG Resources, accounted for approximately 22%, of the Company’s total revenues. At June 30, 2018, approximately 18% of the accounts receivable balance was due from this customer.
Note 11 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2019 and 2018 was 11.3% and 7.3%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
As a result of the Offering and subsequent reorganization, the Company recorded a deferred tax asset; however, a full valuation allowance has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company currently believes that it is reasonably possible to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the third quarter of 2019, which would enhance the ability to conclude that is it more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.
Total income tax expense for the three and six months ended June 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to the release of the valuation allowance related to current period pre-tax book income and the impact of permanent differences between book and taxable income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.

Note 12 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$1.0	$(0.7)	$3.0	$(6.4)
Less: Undistributed earnings allocable to Class B Common Stock	—	—	—	—
Net income (loss) attributable to Class A Common Stock	$1.0	$(0.7)	$3.0	$(6.4)

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$1.0	$(0.7)	$3.0	$(6.4)
Less: Undistributed earnings allocable to Class B Common Stock	—	—	—	—
Net income (loss) attributable to Class A Common Stock	$1.0	$(0.7)	$3.0	$(6.4)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,514,495	8,414,557	8,481,788	8,413,871
Weighted average number of shares - diluted	9,491,684	8,414,557	9,458,977	8,413,871

Basic income (loss) per share	$0.12	$(0.08)	$0.35	$(0.76)
Diluted income (loss) per share	$0.11	$(0.08)	$0.32	$(0.76)
During the three and six months ended June 30, 2019 and 2018, the Company excluded 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share, as the effect was anti-dilutive. During the three and six months ended June 30, 2018, the Company excluded 0.5 million equity-based compensation awards in calculating diluted loss per share, as the effect was anti-dilutive.
Note 13 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO Leasing, LLC that the Company sought to be indemnified for breach of contract. The Company exercised the right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims.
Note 14 — Segment Reporting
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
Segment information as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

	Three months ended June 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$33.1	$46.3	$4.9	$—	$84.3
Cost of services	28.7	35.0	1.9	—	65.6
Depreciation and amortization	4.8	2.9	0.5	0.2	8.4
Operating income (loss)	(0.4)	8.4	2.5	(6.5)	4.0
Interest expense, net	—	—	—	(1.9)	(1.9)
Net income (loss)	(0.4)	8.4	2.5	(8.7)	1.8
Capital expenditures	$1.2	$1.8	$2.4	$—	$5.4
	Six months ended June 30, 2019
Revenues	$64.8	$97.9	$9.9	$—	$172.6
Cost of services	56.1	72.9	4.1	—	133.1
Depreciation and amortization	9.6	5.7	1.0	0.5	16.8
Operating income (loss)	(0.9)	19.3	4.8	(14.0)	9.2
Interest expense, net	—	—	—	(3.2)	(3.2)
Net income (loss)	(0.9)	19.3	4.8	(17.8)	5.4
Capital expenditures	$4.0	$3.6	$6.5	$0.5	$14.6
	As of June 30, 2019
Property, plant and equipment, net	$134.7	$47.6	$39.8	$5.6	$227.7
Total assets	$196.7	$69.5	$43.5	$8.2	$317.9

	Three Months Ended June 30, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$39.6	$29.5	$4.0	$—	$73.1
Cost of services	33.6	21.8	1.9	—	57.3
Depreciation and amortization	4.6	1.8	0.4	0.2	7.0
Impairment of goodwill	—	—	—	—	—
Operating income (loss)	1.4	5.9	1.7	(8.0)	1.0
Interest expense, net	—	—	—	(0.5)	(0.5)
Net income (loss)	1.4	5.9	1.7	(10.2)	(1.2)
Capital expenditures	$16.7	$3.7	$0.9	$0.5	$21.8
	Six Months Ended June 30, 2018
Revenues	$75.9	$52.9	$6.9	$—	$135.7
Cost of services	65.1	40.2	3.3	—	108.6
Depreciation and amortization	8.6	3.5	0.6	0.4	13.1
Impairment of goodwill	9.0	—	—	—	9.0
Operating income (loss)	(6.8)	9.2	3.0	(15.2)	(9.8)
Interest expense, net	—	—	—	(0.9)	(0.9)
Net income (loss)	(6.8)	9.2	3.0	(16.9)	(11.5)
Capital expenditures	$25.0	$5.5	$3.1	$0.5	$34.1
	As of December 31, 2018
Property, plant and equipment, net	$159.2	$35.0	$34.3	$1.3	$229.8
Total assets	$214.1	$47.0	$40.1	$1.3	$302.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the years ended December 31, 2018 and 2017. We assume no obligation to update any of these forward‑looking statements.
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
For further information regarding the results of operations for each segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 2 and Part I, Note 13 — Commitments and Contingencies of this Quarterly Report.
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
Within our High Specification Rig segment, management uses additional metrics to analyze our activity levels and profitability. These metrics include, among others, rig hours and rig utilization.
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
For the three months ended June 30, 2019 and 2018, our rig utilization as measured by average monthly hours per rig was approximately 147 hours and 187 hours, respectively. Actual aggregate operating well service rig hours decreased from approximately 76,200 in the three months ended June 30, 2018 to approximately 62,200 in the three months ended June 30, 2019. The decrease in rig hours was partially offset by an increase in our average revenue per rig hour to $530 from $513 for the three months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019 and 2018, our rig utilization, as measured by average monthly hours per rig, was approximately 145 hours and 186 hours, respectively. Actual aggregate operating well service rig hours decreased from approximately 149,800 in the six months ended June 30, 2018, to approximately 122,300 in the six months ended June 30, 2019. The decrease in rig hours was partially offset by an increase in our average revenue per rig hour to $526 from $500 for the six months ended June 30, 2019 and 2018, respectively.
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
Income Taxes
Ranger Inc. is a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, is subject to U.S. federal, state and local income taxes. We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. We currently believe that it is reasonably possible for us to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the third quarter of 2019, which would enhance our ability to conclude that is it more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including our projections of future taxable income, which we continue to asses based on available information each reporting period.
Results of Operations
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
The following table presents the operating results for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
Revenues
High Specification Rigs	$33.1	$39.6	$(6.5)	(16)%
Completion and Other Services	46.3	29.5	16.8	57%
Processing Solutions	4.9	4.0	0.9	23%
Total revenues	84.3	73.1	11.2	15%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
High Specification Rigs	28.7	33.6	(4.9)	(15)%
Completion and Other Services	35.0	21.8	13.2	61%
Processing Solutions	1.9	1.9	—	—%
Total cost of services	65.6	57.3	8.3	14%
General and administrative	6.3	7.8	(1.5)	(19)%
Depreciation and amortization	8.4	7.0	1.4	20%
Total operating expenses	80.3	72.1	8.2	11%
Operating income	4.0	1.0	3.0	300%
Other expenses
Interest expense, net	1.9	0.5	1.4	280%
Total other expenses	1.9	0.5	1.4	280%
Income before income tax expense	2.1	0.5	1.6	320%
Tax expense (benefit)	0.3	1.7	(1.4)	82%
Net income (loss)	$1.8	$(1.2)	$3.0	250%
Revenues. Revenues for the three months ended June 30, 2019 increased $11.2 million, or 15%, to $84.3 million from $73.1 million for the three months ended June 30, 2018. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended June 30, 2019 decreased $6.5 million, or 16%, to $33.1 million from $39.6 million for the three months ended June 30, 2018. The decrease in rig services revenue included an 18% decrease in total rig hours to 62,200 from 76,200 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The reduction in total rig hours was partially offset by a 3% increase in average dayrates to $530 from $513 for the six months ended June 30, 2019 and 2018, respectively.
Completion and Other Services. Completion and Other Services revenues for the three months ended June 30, 2019 increased$16.8 million, or 57%, to $46.3 million from $29.5 million for the three months ended June 30, 2018. The increase is primarily attributable to our wireline business, which accounted for approximately $13.6 million, or 81%, of the revenue increase, related to the expansion of the Company’s activities. The wireline unit count increased 86% from seven units as of June 30, 2018 compared to 13 as of June 30, 2019.
Processing Solutions. Processing Solutions revenues for the three months ended June 30, 2019 increased $0.9 million, or 23%, to $4.9 million from $4.0 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in MRU revenue due to a 16% increase in MRU units from 25 units as of June 30, 2018 compared to 29 units as of June

30, 2019, and an increase in our rental rates. Additionally, there were increased revenues associated with our compressors, tanks and generator rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended June 30, 2019 increased $8.3 million, or 14%, to $65.6 million from $57.3 million for the three months ended June 30, 2018. As a percentage of revenue, cost of services was 78% for both the three months ended June 30, 2019 and 2018. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended June 30, 2019 decreased $4.9 million, or 15% to $28.7 million from $33.6 million for the three months ended June 30, 2018. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs, due to a decrease in rig hours.
Completion and Other Services. Completion and Other Services cost of services for the three months ended June 30, 2019 increased $13.2 million, or 61%, to $35.0 million from $21.8 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in expenses due to the expansion of the completion activities, primarily our wireline business, which includes increases in employee costs and cost of services.
Processing Solutions. Processing Solutions cost of services for the three months ended June 30, 2019 remained constant at $1.9 million for both the three months ended June 30, 2019 and 2018.
General & Administrative. General and administrative expenses for the three months ended June 30, 2019 decreased $1.5 million to $6.3 million from $7.8 million compared to the three months ended June 30, 2018. The decrease was attributable to employee-related costs and professional fees.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2019 increased $1.4 million, or 20%, to $8.4 million from $7.0 million for the three months ended June 30, 2018. The increase is attributable to fixed assets added during the year ended December 31, 2018.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2019 increased $1.4 million, or 280%, to $1.9 million from $0.5 million for the three months ended June 30, 2018. The increase to interest expense, net was attributable to the borrowings on our Encina Master Financing Agreement, which was entered into in June 2018, and increased borrowings under our Credit Facility.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
The following table presents the operating results for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
Revenues
High Specification Rigs	$64.8	$75.9	$(11.1)	(15)%
Completion and Other Services	97.9	52.9	45.0	85%
Processing Solutions	9.9	6.9	3.0	43%
Total revenues	172.6	135.7	36.9	27%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
High Specification Rigs	56.1	65.1	(9.0)	(14)%
Completion and Other Services	72.9	40.2	32.7	81%
Processing Solutions	4.1	3.3	0.8	24%
Total cost of services	133.1	108.6	24.5	23%
General and administrative	13.5	14.8	(1.3)	(9)%
Depreciation and amortization	16.8	13.1	3.7	28%
Impairment of goodwill	—	9.0	(9.0)	(100)%
Total operating expenses	163.4	145.5	17.9	12%
Operating income	9.2	(9.8)	19.0	(194)%
Other expenses
Interest expense, net	3.2	0.9	2.3	(256)%
Total other expenses	3.2	0.9	2.3	(256)%
Income before income tax expense	6.0	(10.7)	16.7	156%
Tax expense (benefit)	0.6	0.8	(0.2)	(25)%
Net income (loss)	$5.4	$(11.5)	$16.9	147%
Revenues. Revenues for the six months ended June 30, 2019 increased $36.9 million, or 27%, to $172.6 million from $135.7 million for the six months ended June 30, 2018. The increase in revenues by segment was as follows:
High Specification Rigs. High Specification Rigs revenues for the six months ended June 30, 2019 decreased $11.1 million, or 15%, to $64.8 million from $75.9 million for the six months ended June 30, 2018. The decrease in rig services revenue included an 18% reduction in total rig hours to 122,300 hours for the six months ended June 30, 2019 from 149,800 for the six months ended June 30, 2018. The reduction in total rig hours was partially offset by a 5% increase in average dayrates to $526 from $500 for the six months ended June 30, 2019 and 2018, respectively.
Completion and Other Services. Completion and Other Services revenues for the six months ended June 30, 2019 increased $45.0 million, or 85%, to $97.9 million from $52.9 million for the six months ended June 30, 2018. The increase is primarily attributable to our wireline business, which accounted for approximately $39.5 million, or 88%, of the revenue increase, attributable to the expansion of the Company’s activities. The wireline unit count increased 86% from seven units as of June 30, 2018 compared to 13.0 as of June 30, 2019.
Processing Solutions. Processing Solutions revenues for the six months ended June 30, 2019 increased $3.0 million, or 43%, to $9.9 million from $6.9 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in MRU revenue due to a 16% increase in MRU units from 25 units as of June 30, 2018 compared to 29 units as of June 30, 2019, and an increase in our rental rates. Additionally, there were increased revenues associated with our compressors, tanks and generator rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the six months ended June 30, 2019 increased $24.5 million, or 23%, to $133.1 million from $108.6 million for the six months ended June 30, 2018. As a percentage of revenue, cost of services was 77% and 80% for the six months ended June 30, 2019 and 2018, respectively. The increase in cost of services by segment was as follows:

High Specification Rigs. High Specification Rigs cost of services for the six months ended June 30, 2019 decreased $9.0 million, or 14%, to $56.1 million from $65.1 million for the six months ended June 30, 2018. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs, due to a decrease in rig hours.
Completion and Other Services. Completion and Other Services cost of services for the six months ended June 30, 2019 increased $32.7 million, or 81%, to $72.9 million from $40.2 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in expenses due to the expansion of the completion activities, primarily our wireline business, which includes increases in employee costs and cost of services.
Processing Solutions. Processing Solutions cost of services for the six months ended June 30, 2019 increased $0.8 million, or 24%, to $4.1 million from $3.3 million for the six months ended June 30, 2018. The increase was primarily attributable to increases in new equipment rentals and the mobilization costs incurred in connection with such rental corresponding to additional revenues.
General & Administrative. General and administrative expenses for the six months ended June 30, 2019 decreased $1.3 million, or 9%, to $13.5 million from $14.8 million for the six months ended June 30, 2018. The decrease was attributable to employee-related costs and professional fees.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2019 increased $3.7 million, or 28%, to $16.8 million from $13.1 million for the six months ended June 30, 2018. The increase is attributable to fixed assets added during the year ended December 31, 2018.
Impairment of goodwill.  Impairment of goodwill for the six months ended June 30, 2018 was $9.0 million compared to no impairment for the six months ended June 30, 2019. During the six months ended June 30, 2018 we identified that there was a sustained decrease in the Company’s stock price, which we identified as a triggering event that precipitated the need to perform a goodwill impairment test. The results of the quantitative impairment test yielded a fair value of the High Specification Rig reporting unit that was below the carrying value of the reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill. Therefore an impairment charge of $9.0 million was recorded. Please see Note 5 — Goodwill and Intangible Assets to the unaudited interim condensed consolidated financial statements.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2019 decreased $2.3 million, or 256%, to $3.2 million from $0.9 million for the six months ended June 30, 2018. The increase to interest expense, net was attributable to the borrowings on our Encina Master Financing Agreement, which was entered into in June 2018, and increased borrowings under our Credit Facility.
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

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.4)	$8.4	$2.5	$(8.7)	$1.8
Interest expense	—	—	—	1.7	1.7
Tax expense (benefit)	—	—	—	0.3	0.3
Depreciation and amortization	4.8	2.9	0.5	0.2	8.4
Equity based compensation	—	—	—	0.9	0.9
IPO, Acquisition, and severance costs	—	—	—	—	—
(Gain) loss on property, plant and equipment	—	—	—	(0.1)	(0.1)
Adjusted EBITDA	$4.4	$11.3	$3.0	$(5.7)	$13.0

	Three Months Ended
	June 30, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$1.4	$5.9	$1.7	$(10.2)	$(1.2)
Interest expense	—	—	—	0.5	0.5
Tax expense (benefit)	—	—	—	1.7	1.7
Depreciation and amortization	4.6	1.8	0.4	0.2	7.0
Equity based compensation	—	—	—	0.8	0.8
IPO, Acquisition, and severance costs	0.3	—	—	0.3	0.6
(Gain) loss on property, plant and equipment	0.2	—	—	—	0.2
Adjusted EBITDA	$6.5	$7.7	$2.1	$(6.7)	$9.6

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(1.8)	$2.5	$0.8	$1.5	$3.0
Interest expense	—	—	—	1.2	1.2
Tax expense (benefit)	—	—	—	(1.4)	(1.4)
Depreciation and amortization	0.2	1.1	0.1	—	1.4
Equity based compensation	—	—	—	0.1	0.1
IPO, Acquisition, and severance costs	(0.3)	—	—	(0.3)	(0.6)
(Gain) loss on property, plant and equipment	(0.2)	—	—	(0.1)	(0.3)
Adjusted EBITDA	$(2.1)	$3.6	$0.9	$1.0	$3.4
Adjusted EBITDA for the three months ended June 30, 2019 increased $3.4 million to $13.0 million from $9.6 million for the three months ended June 30, 2018. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2019 decreased $2.1 million to $4.4 million from $6.5 million for the three months ended June 30, 2018, primarily due to decreased revenues of $6.5 million, partially offset by a corresponding decrease in cost of services of $4.9 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA increased $3.6 million to $11.3 million from $7.7 million for the three months ended June 30, 2018, due to an increase in revenues of $16.8 million partially offset by a corresponding increase in cost of services of $13.2 million.

Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended June 30, 2019 increased $0.9 million to $3.0 million from $2.1 million for the three months ended June 30, 2018, due to an increase in revenue of $0.9 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2019 increased $1.0 million to a loss of $5.7 million from a loss of $6.7 million for the three months ended June 30, 2018. The balances included in Other reflect other general and administrative costs not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The decrease is primarily due to a reduction in the Company’s general and administrative costs.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.9)	$19.3	$4.8	$(17.8)	$5.4
Interest expense, net	—	—	—	3.2	3.2
Tax expense	—	—	—	0.6	0.6
Depreciation and amortization	9.6	5.7	1.0	0.5	16.8
Equity based compensation	—	—	—	1.5	1.5
IPO, Acquisition, and severance costs	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—
(Gain) loss on property, plant and equipment	—	—	—	(0.3)	(0.3)
Adjusted EBITDA	$8.7	$25.0	$5.8	$(12.3)	$27.2

	Six Months Ended
	June 30, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(6.8)	$9.2	$3.0	$(16.9)	$(11.5)
Interest expense, net	—	—	—	0.9	0.9
Tax expense	—	—	—	0.8	0.8
Depreciation and amortization	8.6	3.5	0.6	0.4	13.1
Equity based compensation	—	—	—	1.0	1.0
IPO, Acquisition, and severance costs	0.3	—	—	0.3	0.6
Impairment of goodwill	9.0	—	—	—	9.0
(Gain) loss on property, plant and equipment	0.9	—	—	—	0.9
Adjusted EBITDA	$12.0	$12.7	$3.6	$(13.5)	$14.8

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$5.9	$10.1	$1.8	$(0.9)	$16.9
Interest expense, net	—	—	—	2.3	2.3
Tax expense	—	—	—	(0.2)	(0.2)
Depreciation and amortization	1.0	2.2	0.4	0.1	3.7
Equity based compensation	—	—	—	0.5	0.5
IPO, Acquisition, and severance costs	(0.3)	—	—	(0.3)	(0.6)
Impairment of goodwill	(9.0)	—	—	—	(9.0)
(Gain) loss on property, plant and equipment	(0.9)	—	—	(0.3)	(1.2)
Adjusted EBITDA	$(3.3)	$12.3	$2.2	$1.2	$12.4

Adjusted EBITDA for the six months ended June 30, 2019 increased $12.4 million to $27.2 million from $14.8 million for the six months ended June 30, 2018. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2019 decreased $3.3 million to $8.7 million from $12.0 million for the six months ended June 30, 2018, primarily due to decreased revenues of $11.1 million, partially offset by a corresponding decrease in cost of services of $9.0 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA increased $12.3 million to $25.0 million from $12.7 million for the six months ended June 30, 2018, due to an increase in revenues of $45.0 million partially offset by a corresponding increase in cost of services of $32.7 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the six months ended June 30, 2019 increased $2.2 million to $5.8 million from $3.6 million for the six months ended June 30, 2018, due to an increase in revenue of $3.0 million, partially offset by a corresponding increase in cost of services of $0.8 million.
Other. Other Adjusted EBITDA for the six months ended June 30, 2019 increased $1.2 million to a loss of $12.3 million from a loss of $13.5 million for the six months ended June 30, 2018. The balances included in Other reflect other general and administrative costs not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The decrease is primarily due to a reduction in the Company’s general and administrative costs.
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
As of June 30, 2019, we had cash on hand of approximately $1.7 million, operating cash flows of $14.2 million and availability under our Credit Facility of $14.0 million. We expect to have sufficient funds to meet the Company’s liquidity requirements for at least the next 12 months.
Cash Flows
The following table presents our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2019		Change
	2019	2018	$	%
	(in millions)
Cash Flows from Operating Activities	$14.2	$12.1	$2.1	17%
Cash Flows from Investing Activities	(15.5)	(34.5)	19.0	(55)%
Cash Flows from Financing Activities	0.4	27.6	(27.2)	(99)%
Net change in cash	$(0.9)	$5.2	$(6.1)	(117)%
Operating Activities
Net cash provided by operating activities increased $2.1 million to $14.2 million for the six months ended June 30, 2019 compared to $12.1 million of cash generated for the six months ended June 30, 2018. The change in cash flows provided by operating activities is primarily attributable to an increase in gross margin for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The use of working capital cash for the six months ended June 30, 2019 increased to $11.5 million as compared to $0.5 million during the six months ended June 30, 2018.
Investing Activities
Net cash used in investing activities decreased $19.0 million to $15.5 million for the six months ended June 30, 2019 compared to $34.5 million for the six months ended June 30, 2018. The decrease in cash flows used in investing activities is primarily attributable to the fixed assets acquired during the year ended December 31, 2018, which includes the MVCI Acquisition that took place during the six months ended June 30, 2018. The decreases in the use of cash was partially offset by a reduction in cash proceeds from the sale of property and equipment.

Financing Activities
Net cash provided by financing activities decreased $27.2 million to $0.4 million for the six months ended June 30, 2019 compared to $27.6 million for the six months ended June 30, 2018. The decrease in cash flows provided by financing activities is attributable to decreased borrowings under our line of credit, increased payments on the Credit Facility and the Financing Agreement, partially offset by decreased payments of financing lease obligations.
Supplemental Disclosures
We added assets of $2.3 million that were non-cash additions in the six months ended June 30, 2019 and purchased $0.8 million in finance leased assets. In addition, as of January 1, 2019, we added ROU assets and liabilities of $8.3 million related to the adoption of ASC 842. See Note 2 — Summary of Significant Accounting Policies and Note 7 — Leases to the unaudited interim condensed consolidated financial statements for more information for details of the adoption of ASC 842. Also, we settled a $3.0 million liability by issuing Class A Common Stock to a related party.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $15.2 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively.
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
Credit Facility
On August 16, 2017, in connection with the offering, we entered into a new credit agreement providing for our $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $40.3 million of borrowing capacity with $14.0 million available under the Credit Facility as of June 30, 2019.
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
Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR loans is 1.75% and the applicable margin for Base Rate loans is 0.75% until June 30, 2019. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering (August 16, 2022). As of June 30, 2019 the Credit Facility had an interest rate of 4.7%.
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
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. We utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. At June 30, 2019, the aggregate principal balance outstanding was $32.7 million under the Financing Agreement.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), which was 2.4% as of June 30, 2019. The Financing Agreement requires that the Company maintain leverage ratios of 2.50 to 1.00 as of June 30, 2019 and for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of June 30, 2019.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of June 30, 2019 approximated $0.7 million.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. We had an aggregate of $5.8 million outstanding under notes payable from the ESCO Acquisition as of June 30, 2019, with an interest rate of 5.0%. As of June 30, 2019, we had $26.3 million outstanding under our Credit Facility, with a weighted average interest rate of 4.7%. As of June 30, 2019, the aggregate principal balance outstanding was $32.7 million under the Financing Agreement, with a weighted average interest rate of 10.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.6 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2019, the top three trade receivable balances represented approximately 11%, 11%, and 8%, respectively, of total accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 11%, 9% and 9%, respectively, of total High Specification Rig accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 17%, 17%, and 13%, respectively, of total Completion and Other Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 64%, 21% and 14%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
In connection with the Master Reorganization Agreement, an aggregate of $3.0 million (included within other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018) was settled by the Company and CSL Energy Holdings I, LLC and CSL Energy Holdings II, LLC during the three and six months ended June 30, 2019. At the Company’s discretion the liability was settled with the issuance of 206,897 Class A Common Stock. The Class A Common Stock were issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder. Refer to Note 1 — Organization and Business Operations for further details.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In June 2019, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the Company’s currently outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 12 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2019.

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 28, 2019 through June 30, 2019	—	—	—	—

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.2	Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.1	Form of 2019 Performance Stock Unit Award Incentive Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	July 26, 2019
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	July 26, 2019
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)