Form 10-Q
period 2019-09-30
Ranger Energy Services, Inc.
filed 2019-10-25
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2019, the registrant had 8,775,220 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$8.0	$2.6
Accounts receivable, net	48.9	45.4
Contract assets	4.2	3.1
Inventory	2.5	4.9
Prepaid expenses	4.9	5.1
Total current assets	68.5	61.1

Property and equipment, net	222.8	229.8
Intangible assets, net	9.5	10.0
Operating lease right-of-use assets	6.9	—
Other assets	0.7	1.6
Total assets	$308.4	$302.5

Liabilities and Stockholders' Equity
Accounts payable	$9.5	$17.2
Accrued expenses	25.8	18.5
Finance lease obligations, current portion	5.1	4.4
Long-term debt, current portion	15.8	15.8
Other current liabilities	2.7	3.0
Total current liabilities	58.9	58.9

Operating lease right-of-use obligations	4.8	—
Finance lease obligations	4.5	6.6
Long-term debt, net	37.0	44.7
Other long-term liabilities	0.7	0.3
Total liabilities	$105.9	$110.5

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 8,781,528 shares outstanding and 8,829,002 shares issued as of September 30, 2019; and 8,448,527 shares issued and outstanding as of December 31, 2018	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of September 30, 2019 and December 31, 2018	0.1	0.1
Less: Class A Common Stock held in treasury, at cost (47,474 shares)	(0.3)	—
Accumulated deficit	(7.4)	(9.9)
Additional paid-in capital	121.5	111.6
Total stockholders' equity	114.0	101.9
Non-controlling interest	88.5	90.1
Total stockholders' equity	202.5	192.0
Total liabilities and stockholders' equity	$308.4	$302.5
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
High specification rigs	$32.5	38.7	$97.3	$114.6
Completion and other services	45.3	39.4	143.2	92.3
Processing solutions	6.3	4.0	16.2	10.9
Total revenues	84.1	82.1	256.7	217.8

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	29.3	33.2	85.4	98.3
Completion and other services	34.6	28.0	107.5	68.2
Processing solutions	2.8	1.8	6.9	5.1
Total cost of services	66.7	63.0	199.8	171.6
General and administrative	6.7	7.2	20.2	22.0
Depreciation and amortization	9.1	7.5	25.9	20.6
Impairment of goodwill	—	—	—	9.0
Total operating expenses	82.5	77.7	245.9	223.2

Operating income (loss)	1.6	4.4	10.8	(5.4)

Other expenses
Interest expense, net	1.4	0.9	4.6	1.8
Total other expenses	1.4	0.9	4.6	1.8

Income (loss) before income tax expense	0.2	3.5	6.2	(7.2)
Tax expense (benefit)	1.1	(0.5)	1.7	0.3
Net income (loss)	(0.9)	4.0	4.5	(7.5)
Less: Net income (loss) attributable to non-controlling interests	(0.4)	1.9	2.0	(3.2)
Net income (loss) attributable to Ranger Energy Services, Inc.	$(0.5)	$2.1	$2.5	$(4.3)

Earnings (loss) per common share
Basic	$(0.06)	$0.25	$0.29	$(0.51)
Diluted	$(0.06)	$0.24	$0.26	$(0.51)
Weighted average common shares outstanding
Basic	8,769,389	8,428,271	8,591,128	8,418,607
Diluted	8,769,389	8,674,883	9,459,786	8,418,607
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	8,717,026	8,416,641	$0.1	$0.1	8,448,527	8,413,178	$0.1	$0.1
Issuance of shares under share-based compensation plans	113,159	27,131	—	—	214,780	31,779	—	—
Shares withheld for taxes on equity transactions	(1,183)	(1,678)	—	—	(41,202)	(2,863)	—	—
Issuance of Class A Common Stock to related party	—	—	—	—	206,897	—	—	—
Balance, end of period	8,829,002	8,442,094	$0.1	$0.1	8,829,002	8,442,094	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	—	—	$—	$—	—	—	$—	$—
Repurchase of Class A Common Stock	47,474	—	$(0.3)	$—	47,474	—	$(0.3)	$—
Balance, end of period	47,474	—	$(0.3)	$—	47,474	—	$(0.3)	$—

Accumulated deficit
Balance, beginning of period			$(6.9)	$(13.0)			$(9.9)	$(6.6)
Net income (loss) attributable to controlling interest			(0.5)	2.1			2.5	(4.3)
Balance, end of period			$(7.4)	$(10.9)			$(7.4)	$(10.9)

Additional paid-in capital
Balance, beginning of period			$119.9	$110.5			$111.6	$110.1
Equity based compensation amortization			0.8	0.7			2.2	1.1
Shares withheld for taxes on equity transactions			0.1	—			(0.3)	—
Issuance of Class A Common Stock to related party			—	—			3.0	—
Benefit from reversal of valuation allowance			0.6	—			1.2	—
Impact of transactions affecting non-controlling interest			0.1	—			3.8	—
Balance, end of period			$121.5	$111.2			$121.5	$111.2

Total controlling interest shareholders’ equity
Balance, beginning of period			$113.2	$97.7			$101.9	$103.7
Net income (loss) attributable to controlling interest			(0.5)	2.1			2.5	(4.3)
Equity based compensation amortization			0.8	0.7			2.2	1.1
Shares withheld for taxes on equity transactions			0.1	—			(0.3)	—
Issuance of Class A Common Stock to related party			—	—			3.0	—
Benefit from reversal of valuation allowance			0.6	—			1.2	—
Impact of transactions affecting non-controlling interest			0.1	—			3.8	—
Repurchase of Class A Common Stock			(0.3)	—			(0.3)	—
Balance, end of period			$114.0	$100.5			$114.0	$100.5

Non-controlling interest
Balance, beginning of period			$88.9	$87.4			$90.1	$92.0
Net income (loss) attributable to non-controlling interest			(0.4)	1.9			2.0	(3.2)
Equity based compensation amortization			0.1	—			0.2	0.5
Impact of transactions affecting non-controlling interest			(0.1)	—			(3.8)	—
Balance, end of period			$88.5	$89.3			$88.5	$89.3

Total Equity
Balance, beginning of period			$202.1	$185.1			$192.0	$195.7
Total income (loss)			(0.9)	4.0			4.5	(7.5)
Equity based compensation amortization			0.9	0.7			2.4	1.6
Shares withheld for taxes on equity transactions			0.1	—			(0.3)	—
Issuance of Class A Common Stock to related party			—	—			3.0	—
Benefit from reversal of valuation allowance			0.6	—			1.2	—
Repurchase of Class A Common Stock			(0.3)	—			(0.3)	—
Balance, end of period			$202.5	$189.8			$202.5	$189.8
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$4.5	$(7.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25.9	20.6
Impairment of goodwill	—	9.0
Equity based compensation	2.4	1.6
Other costs, net	1.8	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(3.5)	(17.7)
Contract assets	(1.1)	1.7
Inventory	2.4	—
Prepaid expenses	0.2	(1.3)
Other assets	0.9	0.4
Accounts payable	(6.0)	8.4
Accrued expenses	8.0	10.7
Other long-term liabilities	0.8	(1.0)
Net cash provided by operating activities	36.3	24.9

Cash Flows from Investing Activities
Purchase of property and equipment	(19.6)	(56.1)
Proceeds from disposal of property and equipment	0.6	4.0
Acquisitions, net of cash received	—	(4.0)
Net cash used in investing activities	(19.0)	(56.1)

Cash Flows from Financing Activities
Borrowings under line of credit facility	25.5	41.8
Principal payments on line of credit facility	(26.0)	(23.4)
Borrowings on Encina Master Financing Agreement, net of deferred financing costs	—	21.3
Principal payments on Encina Master Financing Agreement	(7.3)	(1.0)
Principal payments on ESCO Note Payable	—	(1.2)
Principal payments on financing lease obligations	(3.5)	(9.6)
Repurchase of Class A Common Stock	(0.3)	—
Shares withheld on equity transactions	(0.3)	—
Net cash (used in) provided by financing activities	(11.9)	27.9

Increase (decrease) in Cash and Cash equivalents	5.4	(3.3)
Cash and Cash Equivalents, Beginning of Period	2.6	5.3
Cash and Cash Equivalents, End of Period	$8.0	$2.0

Supplemental Cash Flows Information
Interest paid	$3.5	$1.3
Supplemental Disclosure of Non-cash Investing and Financing Activity
Non-cash capital expenditures	$(2.3)	$5.3
Non-cash additions to fixed assets through financing leases	$(2.0)	$(10.4)
Initial non-cash operating lease right-of-use asset additions	$(8.3)	$—
Issuance of Class A Common Stock to related party	$3.0	$—
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
Reorganization
On August 10, 2017, Ranger Services, entered into a Master Reorganization Agreement with, among others, Ranger LLC, Ranger Energy Holdings LLC, Ranger Energy Holdings II, LLC, Torrent Energy Holdings, LLC and Torrent Energy Holdings II, LLC. In connection with the Master Reorganization Agreement, an aggregate of $3.0 million to be paid by the Company to CSL Energy Holdings I, LLC, a Delaware limited liability company and CSL Energy Holdings II, LLC, a Delaware limited liability company, on or prior to the 18-month anniversary of the Company’s initial public offering (the “Offering”) in, at the Company’s option, cash, shares of Class A Common Stock (with such shares to be valued based on the greater of the price of the Class A Common Stock in the Offering and a 30-day weighted average price) or a combination thereof (included within Other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018). During the nine months ended September 30, 2019, the Company settled the $3.0 million liability. See Note 9 — Equity for further details of the Company’s equity position.
Business
The Company is one of the largest providers of high specification (“high‑spec”) well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 139 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore exploration and production (“E&P”) companies that require completion and production services at increasing lateral lengths. Our high‑spec well service rigs facilitate operations throughout the lifecycle of a well, including (i) completion services, such as milling out composite plugs after the hydraulic fracturing process and the installation of downhole production equipment; (ii) workover, including retrieval and replacement of existing production tubing; (iii) well maintenance, including replacement of downhole artificial lift components; and (iv) decommissioning, such as plugging and abandonment operations. The Company also provides Completion and Other Services, which provides services necessary to bring and maintain a well on production and primarily includes (i) wireline perforating and pumpdown services and (ii) snubbing services often utilized in conjunction with our high-spec rigs to convey equipment in and out of a well during completion and workover activities. The Company provides rental equipment, including well control packages, hydraulic catwalks and other equipment that is often deployed with our well service rigs. In addition, the Company owns and operates a fleet of proprietary, modular natural gas processing equipment that processes rich natural gas streams at the wellhead or central gathering points. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher counties plays.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2019, except as discussed in Note 7 — Leases and below.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets;

•	Impairment of property and equipment, goodwill and intangible assets;

•	Allowance for doubtful accounts;

•	Fair value of assets acquired and liabilities assumed in an acquisition; and

•	Equity‑based compensation.
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
New Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases, amending the current accounting for leases. Under the new provisions, all lessees will report a Right‑of‑Use (“ROU”) asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases.
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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology to reflect expected credit losses. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date to be performed based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect of this accounting standard on its consolidated financial statements.
With the exception of the standard above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
Note 3 — Acquisitions
MVCI Acquisition
On January 31, 2018, the Company closed on the acquisition of MVCI Energy Services (“MVCI Acquisition”) for a total consideration of $4.0 million in cash. The MVCI Acquisition assets were primarily engaged in well testing services for its customers. The MVCI Acquisition is being accounted for as a business combination. The Company evaluated its purchase allocation and has reported $4.0 million on its consolidated balance sheets as property and equipment. The pro forma results of operations for the MVCI Acquisition is not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations.
Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2019	December 31, 2018
Machinery and equipment	5 - 30	$45.7	$42.0
Vehicles	3 - 5	20.0	17.9
Mechanical refrigeration units	30	21.9	20.9
Natural gas liquid storage tanks	15	5.9	5.9
High specification rigs	5 - 20	178.8	175.7
Other property and equipment	3 - 30	18.2	12.7
Property and equipment		290.5	275.1
Less: accumulated depreciation		(77.2)	(52.5)
Construction in progress		9.5	7.2
Property and equipment, net		$222.8	$229.8
Depreciation expense was $8.9 million and $7.4 million for the three months ended September 30, 2019 and 2018, respectively, and $25.4 million and $20.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 5 — Goodwill and Intangible Assets
During the year ended December 31, 2018, the Company noted a sustained decrease in the stock price, which was an indication that the fair value of goodwill could have fallen below its carrying amount. As a result, the Company performed a quantitative impairment test and determined the goodwill was impaired. The Company estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. During the year ended December 31, 2018, the Company recognized an impairment loss of $9.0 million associated with the remaining balance of our goodwill. The estimated fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement.
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2019	December 31, 2018
Tradenames	3	$0.1	$0.1
Customer relationships	10-18	11.4	11.4
Less: accumulated amortization		(2.0)	(1.5)
Intangible assets, net		$9.5	$10.0
Amortization expense was $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2020	$0.7
2021	0.7
2022	0.7
2023	0.7
2024	0.8
Thereafter	5.9
Total	$9.5
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2019	December 31, 2018
Accrued payables	$5.9	$5.6
Accrued compensation	14.6	6.2
Accrued taxes	2.9	2.9
Accrued insurance	2.4	3.8
Accrued expenses	$25.8	$18.5
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from 12 months to eight years, included in Operating lease costs in the table below. The operating leases are included in Operating lease right-of-use assets, Other current liabilities and Operating lease right-of-use obligations in the Condensed Consolidated Balance Sheet.

Lease costs associated with our yards and field offices are included in Cost of Services and our executive offices are included in General and Administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2019, is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Short-term lease costs	$1.1	$4.4
Operating lease cost	$0.9	$2.2
Operating cash outflows from operating leases	$(0.8)	$(2.2)

Weighted average remaining lease term		5.8 years
Weighted average discount rate		9.31%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2020	$2.7
2021	1.2
2022	0.9
2023	0.8
2024	0.9
Thereafter	2.7
Total future minimum lease payments	9.2
Less: amount representing interest	(2.2)
Present value of future minimum lease payments	7.0
Less: current portion of operating lease obligations	(2.2)
Long-term portion of operating lease obligations	$4.8
Aggregate future minimum rental payments as of December 31, 2018, were as follows (in millions):

For the year ending December 31,	Total
2019	$2.9
2020	2.3
2021	0.9
2022	0.7
2023	0.7
Thereafter	3.0
Total future minimum lease payments	$10.5
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

Lease costs and other information related to finance leases for the three and nine months ended September 30, 2019, is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Amortization of finance leases	$1.3	$3.8
Interest on lease liabilities	$0.2	$0.6
Financing cash outflows from finance leases	$(1.3)	$(3.5)

Weighted average remaining lease term		1.6 years
Weighted average discount rate		4.4%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2020	$5.6
2021	3.7
2022	0.9
2023	0.1
2024	—
Thereafter	—
Total future minimum lease payments	10.3
Less: amount representing interest	(0.7)
Present value of future minimum lease payments	9.6
Less: current portion of finance lease obligations	(5.1)
Long-term portion of finance lease obligations	$4.5
Aggregate future minimum rental payments as of December 31, 2018, were as follows (in millions):

For the year ending December 31,	Total
2019	$5.0
2020	4.6
2021	2.1
2022	0.2
2023	0.1
Thereafter	—
Total future minimum lease payments	12.0
Less: amount representing interest	(1.0)
Present value of future minimum lease payments	11.0
Less: current portion of capital lease obligations	(4.4)
Total capital lease obligations, less current portion	$6.6
Note 8 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	September 30, 2019	December 31, 2018
ESCO Notes Payable due February 2019	$5.8	$5.8
Wells Fargo Credit Facility due August 2022	17.5	17.9
Encina Master Financing Agreement due June 2023	29.5	36.8
Total Debt	52.8	60.5
Current portion of long-term debt	(15.8)	(15.8)
Long term-debt, net	$37.0	$44.7

ESCO Notes Payable
In connection with the Company’s initial public offering (the “Offering”) and the ESCO Leasing, LLC (“ESCO”) Acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of seller’s notes as partial consideration for the ESCO Acquisition. These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019. Both of these notes bear interest at 5.0% payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims.
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
Borrowings under the Credit Facility bear interest, at the Company’s election, at either the (a) one-, two-, three- or six-month London Interbank Offering Rate (“LIBOR”) or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Administrative Agent’s prime rate (the “Base Rate”), in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on the Company’s average excess availability under the Credit Facility. The applicable margin for LIBOR loans was 1.75% and the applicable margin for Base Rate loans were 0.75% as of September 30, 2019. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bears interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on August 16, 2022 and had a weighted average interest rate of 4.2% as of September 30, 2019.
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
As of September 30, 2019, the Company has borrowed $18.0 million under the Credit Facility. The Company has a borrowing capacity of approximately $35.2 million under the Credit Facility, with approximately $17.2 million available as of September 30, 2019. The Company was in compliance with the Credit Facility covenants as of September 30, 2019.
The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the unaudited interim condensed consolidated balance sheets as a discount to the Credit Facility, and will be amortized through maturity. Unamortized debt issuance costs as of September 30, 2019 approximated $0.5 million.
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, or $21.3 million, net of expenses, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $18.0 million, or $17.8 million, net of expenses, under the Financing Agreement. We utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high-spec rig assets. At September 30, 2019, the aggregate principal balance outstanding was $30.2 million under the Financing Agreement with a weighted average interest rate of 10.2%.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the LIBOR, which was 2.0% as of September 30, 2019. The Financing Agreement requires that the Company maintain leverage ratios of 2.50 to 1.00 as of September 30, 2019 and for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of September 30, 2019.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of September 30, 2019 approximated $0.7 million.
Scheduled Maturities
As of September 30, 2019, aggregate principal repayments of total debt for the next five years are as follows (in millions):

Twelve months ending September 30,	Total
2020	$15.8
2021	10.0
2022	27.1
2023	1.1
Total	$54.0
Note 9—Equity
Equity-Based Compensation
Time-Based Units
During the nine months ended September 30, 2019 and 2018, there were 580,091 and 553,002 restricted shares granted, respectively. The aggregate value of awards granted during nine months ended September 30, 2019 and 2018 was $4.4 million and $4.6 million, respectively. As of September 30, 2019, there was an aggregate $4.9 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 2.1 years.
Performance Stock Units
During the nine months ended September 30, 2019, the Company granted 105,920 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of approximately $11.96 per share and $9.50 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on March 21, 2022. As defined in the Long Term Incentive Plan (“LTIP”), the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the defined peer group. As of September 30, 2019, there was approximately $0.9 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 2.3 years.

During the three and nine months ended September 30, 2018, the Company granted 79,430 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of approximately $8.59 per share and $4.38 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on December 31, 2020. As defined in the LTIP, the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the defined peer group. As of September 30, 2019, there was $0.2 million of unrecognized compensation cost related to shares of market based performance restricted stock units which is expected to be recognized over a weighted average period of 1.3 years.
Share Issuance to Related Party
In connection with the Master Reorganization Agreement, an aggregate of $3.0 million (included within other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018) was settled by the Company and CSL Energy Holdings I, LLC and CSL Energy Holdings II, LLC during the nine months ended September 30, 2019. At the Company’s discretion the liability was settled with the issuance of 206,897 Class A Common Stock. Refer to Note 1 — Organization and Business Operations for further details.
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
Note 10 — Risk Concentrations
Customer Concentrations
For the three months ended September 30, 2019, two customers, EOG Resources and Concho Resources, Inc., accounted for 19% and 14%, respectively, of the Company’s consolidated revenue. For the nine months ended September 30, 2019, two customers, EOG Resources and Concho Resources, Inc., accounted for 17% and 13%, respectively, of the Company’s consolidated revenues. At September 30, 2019, approximately 25% of the accounts receivable balance was due from these customers.
For the three months ended September 30, 2018, two customers, EOG Resources and Centennial Resource Development, Inc., accounted for approximately 20% and 11% of the Company’s consolidated revenues, respectively. For the nine months ended September 30, 2018, one customer, EOG Resources, accounted for approximately 22%, of the Company’s consolidated revenues. At September 30, 2018, approximately 27% of the accounts receivable balance was due from these customers.
Note 11 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2019 and 2018 was 24.2% and 3.6%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
As a result of the Offering and subsequent reorganization, the Company recorded a deferred tax asset; however, a full valuation allowance has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company currently believes that it is reasonably possible to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the first quarter of 2020, which would enhance the ability to conclude that is it more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.
Total income tax expense for the three and nine months ended September 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to the release of the valuation allowance related to current period pre-tax book income and the impact of permanent differences between book and taxable income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.

The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 12 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(0.5)	$2.1	$2.5	$(4.3)
Less: Undistributed earnings allocable to Class B Common Stock	—	—	—	—
Net income (loss) attributable to Class A Common Stock	$(0.5)	$2.1	$2.5	$(4.3)

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(0.5)	$2.1	$2.5	$(4.3)
Less: Undistributed earnings allocable to Class B Common Stock	—	—	—	—
Net income (loss) attributable to Class A Common Stock	$(0.5)	$2.1	$2.5	$(4.3)

Weighted average shares (denominator):
Weighted average number of shares - basic	8,769,389	8,428,271	8,591,128	8,418,607
Weighted average number of shares - diluted	8,769,389	8,674,883	9,459,786	8,418,607

Basic income (loss) per share	$(0.06)	$0.25	$0.29	$(0.51)
Diluted income (loss) per share	$(0.06)	$0.24	$0.26	$(0.51)
During the three and nine months ended September 30, 2019 and 2018, the Company excluded 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted earnings (loss) per share, as the effect was anti-dilutive. During the three months ended September 30, 2019, the Company excluded 0.9 million equity-based compensation awards in calculating diluted loss per share, as the effect was anti-dilutive. During the nine months ended September 30, 2018, the Company excluded 0.5 million equity-based compensation awards in calculating diluted loss per share, as the effect was anti-dilutive.
Note 13 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised the right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims.
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
The following is a description of each operating segment:
High Specification Rigs.  The Company’s High Specification Rigs facilitate operations throughout the lifecycle of a well, including (i) completion, (ii) workover, (iii) well maintenance and (iv) decommissioning. The Company provides these advanced well services to exploration & production (“E&P”) companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high-spec rigs are designed to support growing U.S. horizontal well demands.
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
Segment information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

	Three months ended September 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$32.5	$45.3	$6.3	$—	$84.1
Cost of services	29.3	34.6	2.8	—	66.7
Depreciation and amortization	5.3	2.9	0.6	0.3	9.1
Operating income (loss)	(2.1)	7.8	2.9	(7.0)	1.6
Interest expense, net	—	—	—	1.4	1.4
Net income (loss)	(2.1)	7.8	2.9	(9.5)	(0.9)
Capital expenditures	$2.3	$0.2	$1.2	$—	$3.7
	Nine months ended September 30, 2019
Revenues	$97.3	$143.2	$16.2	$—	$256.7
Cost of services	85.4	107.5	6.9	—	199.8
Depreciation and amortization	14.9	8.6	1.6	0.8	25.9
Operating income (loss)	(3.0)	27.1	7.7	(21.0)	10.8
Interest expense, net	—	—	—	4.6	4.6
Net income (loss)	(3.0)	27.1	7.7	(27.3)	4.5
Capital expenditures	$6.3	$3.8	$7.7	$0.5	$18.3
	As of September 30, 2019
Property and equipment, net	$132.6	$44.3	$40.4	$5.5	222.8
Total assets	$190.7	$63.8	$46.0	$7.9	$308.4

	Three Months Ended September 30, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$38.7	$39.4	$4.0	$—	$82.1
Cost of services	33.2	28.0	1.8	—	63.0
Depreciation and amortization	4.6	2.2	0.5	0.2	7.5
Impairment of goodwill	—	—	—	—	—
Operating income (loss)	0.9	9.2	1.7	(7.4)	4.4
Interest expense, net	—	—	—	0.9	0.9
Net income (loss)	0.9	9.2	1.7	(7.8)	4.0
Capital expenditures	$16.4	$3.6	$2.0	$—	$22.0
	Nine Months Ended September 30, 2018
Revenues	$114.6	$92.3	$10.9	$—	$217.8
Cost of services	98.3	68.2	5.1	—	171.6
Depreciation and amortization	13.2	5.7	1.1	0.6	20.6
Impairment of goodwill	9.0	—	—	—	9.0
Operating income (loss)	(5.9)	18.4	4.7	(22.6)	(5.4)
Interest expense, net	—	—	—	1.8	1.8
Net income (loss)	(5.9)	18.4	4.7	(24.7)	(7.5)
Capital expenditures	$41.4	$9.1	$5.1	$0.5	$56.1
	As of December 31, 2018
Property and equipment, net	$159.2	$35.0	$34.3	$1.3	$229.8
Total assets	$214.1	$47.0	$40.1	$1.3	$302.5

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
Overview
The Company is one of the largest providers of high‑spec well service rigs and associated services in the United States, with a focus on technically demanding unconventional horizontal well completion and production operations. We believe that our fleet of 139 well service rigs is among the newest and most advanced in the industry and, based on our historical rig utilization and feedback from our customers, we believe that we are an operator of choice for U.S. onshore exploration and production (“E&P”) companies that require completion and production services at increasing lateral lengths. The Company has operations in most of the active oil and natural gas basins in the United States, including the Permian Basin, the Denver‑Julesburg Basin, the Bakken Shale, the Eagle Ford Shale, the Haynesville Shale, the Gulf Coast and the South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher counties plays.
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
Our Completion and Other Services segment provides services necessary to bring and maintain a well on production and primarily includes (i) wireline perforating and pumpdown services and (ii) snubbing services often utilized in conjunction with our high-spec rigs to convey equipment in and out of a well during completion and workover activities. The Company provides rental equipment, including well control packages, hydraulic catwalks and other equipment that is often deployed with our well service rigs.
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
For further information regarding the results of operations for each segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 2 and Part I of this Quarterly Report.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision or benefit, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, impairment of goodwill, gain or loss on disposal of assets and other non-cash and certain items that we do not view as indicative of our ongoing performance. See “Results of Operations—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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
Rig Utilization
Within our High Specification Rig segment, we analyze rig utilization as a further important indicator of our activity levels and profitability. We measure rig utilization by reference to average monthly hours per rig, which is calculated by dividing (a) the approximate, aggregate operating well service rig hours for the periods presented by (b) the aggregate number of high-spec rigs in our fleet during such period, as aggregated on a monthly basis utilizing a mid-month convention whereby a high-spec rig added to our fleet during a month, meaning that we have taken delivery of such high-spec rig and it is ready for service, assumed to be in our fleet for one half of such month. We believe that rig utilization as measured by average monthly hours per high-spec rig is a meaningful indicator of the operational efficiency of our core revenue-producing assets, market demand for our well services and our ability to profitably capitalize on such demand. Our evaluation of our rig utilization as measured by average monthly hours per rig may not be comparable to that of our competitors.
The primary factors that have historically impacted, and will likely continue to impact, our actual aggregate well service rig hours for any specified period are: (i) customer demand, which is influenced by factors such as commodity prices, the complexity of well completion operations and technological advances in our industry, and (ii) our ability to meet such demand, which is influenced by changes in our fleet size and resulting rig availability, as well as weather, employee availability and related factors. The primary factors that have historically impacted, and will likely continue to impact, the aggregate number of high-spec rigs in our fleet during any specified period are the extent and timing of changes in the size of our well service rig fleet to meet short-term and expected long-term demand, and our ability to successfully maintain a fleet capable of ensuring sufficient, but not excessive, rig availability to meet such demand.
For the three months ended September 30, 2019 and 2018, our rig utilization as measured by average monthly hours per rig was approximately 149 hours and 178 hours, respectively. Actual aggregate operating well service rig hours decreased from approximately 74,200 in the three months ended September 30, 2018 to approximately 62,400 for the three months ended September 30, 2019. Our average revenue per rig hour remained constant at $519 for both the three months ended September 30, 2019 and 2018.
For the nine months ended September 30, 2019 and 2018, our rig utilization, as measured by average monthly hours per rig, was approximately 146 hours and 183 hours, respectively. Actual aggregate operating well service rig hours decreased from approximately 224,600 in the nine months ended September 30, 2018, to approximately 184,700 in the nine months ended September 30, 2019. The decrease in rig hours was partially offset by an increase in our average revenue per rig hour to $524 from $505 for the nine months ended September 30, 2019 and 2018, respectively.
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
Income Taxes
Ranger is a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, is subject to U.S. federal, state and local income taxes. We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. We currently believe that it is reasonably possible for us to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the first quarter of 2020, which would enhance our ability to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including our projections of future taxable income, which we continue to assess based on available information each reporting period.
Results of Operations
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
The following table presents the operating results for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues
High Specification Rigs	$32.5	$38.7	$(6.2)	(16)%
Completion and Other Services	45.3	39.4	5.9	15%
Processing Solutions	6.3	4.0	2.3	58%
Total revenues	84.1	82.1	2.0	2%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
High Specification Rigs	29.3	33.2	(3.9)	(12)%
Completion and Other Services	34.6	28.0	6.6	24%
Processing Solutions	2.8	1.8	1.0	56%
Total cost of services	66.7	63.0	3.7	6%
General and administrative	6.7	7.2	(0.5)	(7)%
Depreciation and amortization	9.1	7.5	1.6	21%
Total operating expenses	82.5	77.7	4.8	6%
Operating income	1.6	4.4	(2.8)	(64)%
Other expenses
Interest expense, net	1.4	0.9	0.5	56%
Total other expenses	1.4	0.9	0.5	56%
Income before income tax expense	0.2	3.5	(3.3)	(94)%
Tax expense (benefit)	1.1	(0.5)	1.6	320%
Net income (loss)	$(0.9)	$4.0	$(4.9)	(123)%
Revenues. Revenues for the three months ended September 30, 2019 increased $2.0 million, or 2%, to $84.1 million from $82.1 million for the three months ended September 30, 2018. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended September 30, 2019 decreased $6.2 million, or 16%, to $32.5 million from $38.7 million for the three months ended September 30, 2018. The decrease in rig services revenue included a 16% decrease in total rig hours to 62,400 from 74,200 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Our average revenue per rig hour remained constant at $519 for both the three months ended September 30, 2019 and 2018.
Completion and Other Services. Completion and Other Services revenues for the three months ended September 30, 2019 increased $5.9 million, or 15%, to $45.3 million from $39.4 million for the three months ended September 30, 2018. The increase is primarily attributable to our wireline business, which accounted for approximately $4.5 million, or 76%, of the revenue increase, related to the expansion of the Company’s activities. The wireline unit count increased 44% to 13 units as of September 30, 2019 from nine units as of September 30, 2018.
Processing Solutions. Processing Solutions revenues for the three months ended September 30, 2019 increased $2.3 million, or 58%, to $6.3 million from $4.0 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in MRU and gas cooler count to 29 units and 48 units, respectively, as of September 30, 2019 from 27 units and five units, respectively, as of September 30, 2018. Additionally, there were increased revenues associated with our compressors, tanks and generator rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended September 30, 2019 increased $3.7 million, or 6%, to $66.7 million from $63.0 million for the three months ended September 30, 2018. As a percentage of revenue, cost of services was 79% for the three months ended September 30, 2019 and 77% for the three months ended September 30, 2018. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended September 30, 2019 decreased $3.9 million, or 12% to $29.3 million from $33.2 million for the three months ended September 30, 2018. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs, corresponding with a decrease in rig hours.
Completion and Other Services. Completion and Other Services cost of services for the three months ended September 30, 2019 increased $6.6 million, or 24%, to $34.6 million from $28.0 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in expenses due to the expansion of the completion activities, primarily our wireline business, which includes increases in employee costs and cost of sales. Additionally, the increase in cost of services is due to other, non-wireline services within the segment.
Processing Solutions. Processing Solutions cost of services for the three months ended September 30, 2019 increased $1.0 million, or 56%, to $2.8 million from $1.8 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in new equipment and mobilization costs incurred, corresponding with an increase in revenue.
General & Administrative. General and administrative expenses for the three months ended September 30, 2019 decreased $0.5 million to $6.7 million from $7.2 million compared to the three months ended September 30, 2018. The decrease was attributable to a reduction in employee-related costs and professional fees.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2019 increased $1.6 million, or 21%, to $9.1 million from $7.5 million for the three months ended September 30, 2018. The increase is attributable to fixed assets added during the year ended December 31, 2018.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2019 increased $0.5 million, or 56%, to $1.4 million from $0.9 million for the three months ended September 30, 2018. The increase to interest expense, net was attributable to the borrowings on our Encina Master Financing Agreement, which was entered into in June 2018, and increased borrowings under our Credit Facility during the third quarter 2019.
Tax Expense (Benefit). Tax expense for the three months ended September 30, 2019 increased $1.6 million, or 320%, to $1.1 million from a benefit of $0.5 million for the three months ended September 30, 2018. The increase in tax expense was attributable to the utilization of pre-IPO net operating losses, resulting in a non-cash income tax provision, in accordance with ASC 740-20-45-11(g), for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
The following table presents the operating results for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues
High Specification Rigs	$97.3	$114.6	$(17.3)	(15)%
Completion and Other Services	143.2	92.3	50.9	55%
Processing Solutions	16.2	10.9	5.3	49%
Total revenues	256.7	217.8	38.9	18%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
High Specification Rigs	85.4	98.3	(12.9)	(13)%
Completion and Other Services	107.5	68.2	39.3	58%
Processing Solutions	6.9	5.1	1.8	35%
Total cost of services	199.8	171.6	28.2	16%
General and administrative	20.2	22.0	(1.8)	(8)%
Depreciation and amortization	25.9	20.6	5.3	26%
Impairment of goodwill	—	9.0	(9.0)	(100)%
Total operating expenses	245.9	223.2	22.7	10%
Operating income	10.8	(5.4)	16.2	(300)%
Other expenses
Interest expense, net	4.6	1.8	2.8	156%
Total other expenses	4.6	1.8	2.8	156%
Income (loss) before income tax expense	6.2	(7.2)	13.4	186%
Tax expense (benefit)	1.7	0.3	1.4	467%
Net income (loss)	$4.5	$(7.5)	$12.0	160%
Revenues. Revenues for the nine months ended September 30, 2019 increased $38.9 million, or 18%, to $256.7 million from $217.8 million for the nine months ended September 30, 2018. The increase in revenues by segment was as follows:
High Specification Rigs. High Specification Rigs revenues for the nine months ended September 30, 2019 decreased $17.3 million, or 15%, to $97.3 million from $114.6 million for the nine months ended September 30, 2018. The decrease in rig services revenue included an 18% reduction in total rig hours to 184,700 hours for the nine months ended September 30, 2019 from 224,600 for the nine months ended September 30, 2018. The reduction in total rig hours was partially offset by a 4% increase in average dayrates to $524 from $505 for the nine months ended September 30, 2019 and 2018, respectively.
Completion and Other Services. Completion and Other Services revenues for the nine months ended September 30, 2019 increased $50.9 million, or 55%, to $143.2 million from $92.3 million for the nine months ended September 30, 2018. The increase is primarily attributable to our wireline business, which accounted for approximately $44.0 million, or 86%, of the revenue increase, attributable to the expansion of the Company’s activities. The wireline unit count increased 44% to 13 as of September 30, 2019 from nine units as of September 30, 2018.
Processing Solutions. Processing Solutions revenues for the nine months ended September 30, 2019 increased $5.3 million, or 49%, to $16.2 million from $10.9 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in MRU and gas cooler units to 29 units and 48 units, respectively, as of September 30, 2019 from 22 units and five units, respectively, as of September 30, 2018. Additionally, there were increased revenues associated with our compressors, tanks and generator rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the nine months ended September 30, 2019 increased $28.2 million, or 16%, to $199.8 million from $171.6 million for the nine months ended September 30, 2018. As a percentage of revenue, cost of services was 78% and 79% for the nine months ended September 30, 2019 and 2018, respectively. The increase in cost of services by segment was as follows:

High Specification Rigs. High Specification Rigs cost of services for the nine months ended September 30, 2019 decreased $12.9 million, or 13%, to $85.4 million from $98.3 million for the nine months ended September 30, 2018. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs, corresponding with a decrease in rig hours.
Completion and Other Services. Completion and Other Services cost of services for the nine months ended September 30, 2019 increased $39.3 million, or 58%, to $107.5 million from $68.2 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in expenses due to the expansion of the completion activities, primarily our wireline business, which includes increases in employee costs and cost of services.
Processing Solutions. Processing Solutions cost of services for the nine months ended September 30, 2019 increased $1.8 million, or 35%, to $6.9 million from $5.1 million for the nine months ended September 30, 2018. The increase was primarily attributable to increases in new equipment rentals and the mobilization costs incurred in connection with such rental corresponding to additional revenues.
General & Administrative. General and administrative expenses for the nine months ended September 30, 2019 decreased $1.8 million, or 8%, to $20.2 million from $22.0 million for the nine months ended September 30, 2018. The decrease was attributable to a reduction in employee-related costs and professional fees.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2019 increased $5.3 million, or 26%, to $25.9 million from $20.6 million for the nine months ended September 30, 2018. The increase is attributable to fixed assets added during the year ended December 31, 2018.
Impairment of goodwill.  Impairment of goodwill for the nine months ended September 30, 2018 was $9.0 million compared to no impairment for the nine months ended September 30, 2019. During the nine months ended September 30, 2018 we identified that there was a sustained decrease in the Company’s stock price, which we identified as a triggering event that precipitated the need to perform a goodwill impairment test. The results of the quantitative impairment test yielded a fair value of the High Specification Rig reporting unit that was below the carrying value of the reporting unit as of March 31, 2018 by an amount in excess of the carrying value of goodwill. Therefore an impairment charge of $9.0 million was recorded. Please see Note 5 — Goodwill and Intangible Assets to the unaudited interim condensed consolidated financial statements.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2019 increased $2.8 million, or 156%, to $4.6 million from $1.8 million for the nine months ended September 30, 2018. The increase to interest expense, net was attributable to the borrowings on our Encina Master Financing Agreement, which was entered into in June 2018, and increased borrowings under our Credit Facility.
Tax Expense (Benefit). Tax expense for the nine months ended September 30, 2019 increased $1.4 million, or 467%, to $1.7 million from $0.3 million for the three months ended September 30, 2018. The increase to tax expense was attributable to the increase to net income from a net loss.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization, equity‑based compensation, IPO and acquisition‑related and severance costs, impairment of goodwill, gain or loss on disposal of assets and certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(2.1)	$7.8	$2.9	$(9.5)	$(0.9)
Interest expense	—	—	—	1.4	1.4
Tax expense (benefit)	—	—	—	1.1	1.1
Depreciation and amortization	5.3	2.9	0.6	0.3	9.1
Equity based compensation	—	—	—	0.9	0.9
IPO, acquisition and severance costs	0.1	—	—	—	0.1
(Gain) loss on disposal of property and equipment	—	—	—	0.5	0.5
Adjusted EBITDA	$3.3	$10.7	$3.5	$(5.3)	$12.2

	Three Months Ended
	September 30, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$0.9	$9.2	$1.7	$(7.8)	$4.0
Interest expense	—	—	—	0.9	0.9
Tax expense (benefit)	—	—	—	(0.5)	(0.5)
Depreciation and amortization	4.6	2.2	0.5	0.2	7.5
Equity based compensation	—	—	—	0.6	0.6
IPO, acquisition and severance costs	0.3	—	—	—	0.3
(Gain) loss on disposal of property and equipment	(0.2)	—	—	—	(0.2)
Adjusted EBITDA	$5.6	$11.4	$2.2	$(6.6)	$12.6

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(3.0)	$(1.4)	$1.2	$(1.7)	$(4.9)
Interest expense	—	—	—	0.5	0.5
Tax expense (benefit)	—	—	—	1.6	1.6
Depreciation and amortization	0.7	0.7	0.1	0.1	1.6
Equity based compensation	—	—	—	0.3	0.3
IPO, acquisition and severance costs	(0.2)	—	—	—	(0.2)
(Gain) loss on disposal of property and equipment	0.2	—	—	0.5	0.7
Adjusted EBITDA	$(2.3)	$(0.7)	$1.3	$1.3	$(0.4)
Adjusted EBITDA for the three months ended September 30, 2019 decreased $0.4 million to $12.2 million from $12.6 million for the three months ended September 30, 2018. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2019 decreased $2.3 million to $3.3 million from $5.6 million for the three months ended September 30, 2018, due to decreased revenues of $6.2 million, partially offset by a corresponding decrease in cost of services of $3.9 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA decreased $0.7 million to $10.7 million from $11.4 million for the three months ended September 30, 2018, due to an increase in cost of services of $6.6 million, partially offset by a corresponding increase in revenues of $5.9 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended September 30, 2019 increased $1.3 million to $3.5 million from $2.2 million for the three months ended September 30, 2018, due to an increase in revenue of $2.3 million, partially offset by a corresponding increase in cost of services of $1.0 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2019 increased $1.3 million to a loss of $5.3 million from a loss of $6.6 million for the three months ended September 30, 2018. The balances included in Other reflect other general and administrative costs not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The decrease is primarily due to a reduction in the Company’s general and administrative costs.
For further information regarding the results of operations for each segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 2 and Part I of this Quarterly Report.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(3.0)	$27.1	$7.7	$(27.3)	$4.5
Interest expense, net	—	—	—	4.6	4.6
Tax expense	—	—	—	1.7	1.7
Depreciation and amortization	14.9	8.6	1.6	0.8	25.9
Equity based compensation	—	—	—	2.4	2.4
IPO, acquisition and severance costs	0.1	—	—	—	0.1
Impairment of goodwill	—	—	—	—	—
(Gain) loss on property and equipment	—	—	—	0.2	0.2
Adjusted EBITDA	$12.0	$35.7	$9.3	$(17.6)	$39.4

	Nine Months Ended
	September 30, 2018
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(5.9)	$18.4	$4.7	$(24.7)	$(7.5)
Interest expense, net	—	—	—	1.8	1.8
Tax expense	—	—	—	0.3	0.3
Depreciation and amortization	13.2	5.7	1.1	0.6	20.6
Equity based compensation	—	—	—	1.6	1.6
IPO, acquisition and severance costs	0.6	—	—	0.3	0.9
Impairment of goodwill	9.0	—	—	—	9.0
(Gain) loss on property and equipment	0.7	—	—	—	0.7
Adjusted EBITDA	$17.6	$24.1	$5.8	$(20.1)	$27.4

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$2.9	$8.7	$3.0	$(2.6)	$12.0
Interest expense, net	—	—	—	2.8	2.8
Tax expense	—	—	—	1.4	1.4
Depreciation and amortization	1.7	2.9	0.5	0.2	5.3
Equity based compensation	—	—	—	0.8	0.8
IPO, acquisition and severance costs	(0.5)	—	—	(0.3)	(0.8)
Impairment of goodwill	(9.0)	—	—	—	(9.0)
(Gain) loss on property and equipment	(0.7)	—	—	0.2	(0.5)
Adjusted EBITDA	$(5.6)	$11.6	$3.5	$2.5	$12.0
Adjusted EBITDA for the nine months ended September 30, 2019 increased $12.0 million to $39.4 million from $27.4 million for the nine months ended September 30, 2018. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2019 decreased $5.6 million to $12.0 million from $17.6 million for the nine months ended September 30, 2018, primarily due to decreased revenues of $17.3 million, partially offset by a corresponding decrease in cost of services of $12.9 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA increased $11.6 million to $35.7 million from $24.1 million for the nine months ended September 30, 2018, due to an increase in revenues of $50.9 million partially offset by an increase in cost of services of $39.3 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the nine months ended September 30, 2019 increased $3.5 million to $9.3 million from $5.8 million for the nine months ended September 30, 2018, due to an increase in revenue of $5.3 million, partially offset by a corresponding increase in cost of services of $1.8 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2019 increased $2.5 million to a loss of $17.6 million from a loss of $20.1 million for the nine months ended September 30, 2018. The balances included in Other reflect other general and administrative costs not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The decrease is primarily due to a reduction in the Company’s general and administrative costs.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.
As of September 30, 2019, we had cash on hand of approximately $8.0 million, operating cash flows of $36.3 million and availability under our Credit Facility of $17.2 million. We expect to have sufficient funds to meet the Company’s liquidity requirements for at least the next 12 months.
Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2019		Change
	2019	2018	$	%
	(in millions)
Cash Flows from Operating Activities	$36.3	$24.9	$11.4	46%
Cash Flows from Investing Activities	(19.0)	(56.1)	37.1	66%
Cash Flows from Financing Activities	(11.9)	27.9	(39.8)	(143)%
Net change in cash	$5.4	$(3.3)	$8.7	(264)%
Operating Activities
Net cash flows from operating activities increased $11.4 million to cash provided of $36.3 million for the nine months ended September 30, 2019 compared to $24.9 million for the nine months ended September 30, 2018. The change in cash flows provided by operating activities is primarily attributable to an increase in gross margin and operating income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The use of working capital cash for the nine months ended September 30, 2019 decreased $1.8 million, as compared to the generation of $1.8 million working capital cash during the nine months ended September 30, 2018.
Investing Activities
Net cash flows from investing activities increased $37.1 million to a use of cash of $19.0 million for the nine months ended September 30, 2019 compared to $56.1 million for the nine months ended September 30, 2018. The change in cash flows used in investing activities is primarily attributable to the fixed assets acquired during the year ended December 31, 2018, which includes the MVCI Acquisition that took place during the nine months ended September 30, 2018. The decrease in the use of cash was partially offset by a reduction in cash proceeds from the disposal of property and equipment.
Financing Activities
Net cash flows from financing activities decreased $39.8 million to a use of cash of $11.9 million for the nine months ended September 30, 2019 compared to cash provided of $27.9 million for the nine months ended September 30, 2018. The change in cash flows provided by financing activities is attributable to decreased borrowings and increased payments under our line of credit and Financing Agreement, partially offset by decreased payments on our financing lease obligations and ESCO Note Payable.

Supplemental Disclosures
We added assets of $2.3 million that were non-cash additions in the nine months ended September 30, 2019 and purchased $2.0 million in finance leased assets. As of January 1, 2019, we added ROU assets and liabilities of $8.3 million related to the adoption of ASC 842. See Note 2 — Summary of Significant Accounting Policies and Note 7 — Leases to the unaudited interim condensed consolidated financial statements for more information for details of the adoption of ASC 842. Also, we settled a $3.0 million liability by issuing Class A Common Stock to a related party.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, is $9.6 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively.
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
During the year ended December 31, 2018, we provided notice to ESCO that we are seeking to be indemnified for breach of our contract. We exercised our right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims.
Credit Facility
On August 16, 2017, in connection with the offering, we entered into a new credit agreement providing for our $50.0 million Credit Facility. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of our eligible accounts receivable less certain reserves. The borrowing base is calculated on a monthly basis pursuant to a borrowing base certificate delivered by us to the Administrative Agent. The Credit Facility is used for capital expenditures and permitted acquisitions, to provide for working capital requirements and for other general corporate purposes. The Credit Facility is secured by certain of our assets and contains various affirmative and negative covenants and restrictive provisions. We had approximately $35.2 million of borrowing capacity with $17.2 million available under the Credit Facility as of September 30, 2019.
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
Borrowings under the Credit Facility bear interest, at our election, at either the (a) one-, two-, three- or six-month LIBOR or (b) the greatest of (i) the federal funds rate plus ½%, (ii) the one-month LIBOR plus 1% and (iii) the Base Rate, in each case plus an applicable margin, and interest shall be payable monthly in arrears. The applicable margin for LIBOR loans ranges from 1.50% to 2.00% and the applicable margin for Base Rate loans ranges from 0.50% to 1.00%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for LIBOR and Base Rate loans is 1.75% and 0.75%, respectively, as of September 30, 2019. During the continuance of a bankruptcy event of default, automatically and during the continuance of any other default, upon the Administrative Agent’s or the required lenders’ election, all outstanding amounts under the Credit Facility bear interest at 2.00% plus the otherwise applicable interest rate. The Credit Facility is scheduled to mature on the fifth anniversary of the consummation of the Offering. As of September 30, 2019 the Credit Facility had an interest rate of 4.2%.
In addition, the Credit Facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, we may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that our fixed charge coverage ratio is at least 1.0x for two consecutive quarters. Our Credit Facility generally permits us to make distributions required under the TRA, but a ‘‘Change of Control’’ under the TRA constitutes an event of default under our Credit Facility, and our Credit Facility does not permit us to make payments under the TRA upon acceleration of our obligations thereunder unless no event of default exists or would result there from and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. Our Credit Facility also requires us to maintain a fixed charge coverage ratio of at least 1.0x if our liquidity is less than $10.0 million until our liquidity is at least $10.0 million for 30 consecutive days. We are not subject to a fixed charge coverage ratio if we have no drawings under the Credit Facility and have at least $20.0 million of qualified cash.
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
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, or $21.3 million, net of expenses, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses, under the Financing Agreement. We utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high-spec rig assets. At September 30, 2019, the aggregate principal balance outstanding was $30.2 million under the Financing Agreement.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the LIBOR, which was 2.0% as of September 30, 2019. The Financing Agreement requires that the Company maintain leverage ratios of 2.50 to 1.00 as of September 30, 2019 and for periods thereafter. The Company was in compliance with the covenants under the Financing Agreement as of September 30, 2019.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the unaudited interim condensed consolidated balance sheets as a discount to the long term debt, and will be amortized through maturity. Unamortized debt issuance costs as of September 30, 2019 approximated $0.7 million.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. We had an aggregate of $5.8 million outstanding under notes payable from the ESCO Acquisition as of September 30, 2019, with an interest rate of 5.0%. As of September 30, 2019, we had $18.0 million outstanding under our Credit Facility, with a weighted average interest rate of 4.2%. As of September 30, 2019, the aggregate principal balance outstanding was $30.2 million under the Financing Agreement, with a weighted average interest rate of 10.2%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.5 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2019, the top three trade receivable balances represented approximately 15%, 10%, and 8%, respectively, of total accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 9%, 7% and 7%, respectively, of total High Specification Rig accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 25%, 14%, and 11%, respectively, of total Completion and Other Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 73%, 10% and 10%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
In connection with the Master Reorganization Agreement, an aggregate of $3.0 million (included within other current liabilities on the accompanying consolidated balance sheet as of December 31, 2018) was settled by the Company and CSL Energy Holdings I, LLC and CSL Energy Holdings II, LLC during the nine months ended September 30, 2019. At the Company’s discretion the liability was settled with the issuance of 206,897 Class A Common Stock. The Class A Common Stock were issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder. Refer to Note 1 — Organization and Business Operations for further details.
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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2019.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (3)
July 1, 2019 through July 31, 2019	—	$—	—	—
August 1, 2019 through August 31, 2019	20,874	6.51	20,874	—
September 1, 2019 through September 30, 2019	26,600	6.56	26,600	—
Total	47,474		47,474	532,526
(1) During the three and nine months ended September 30, 2019, the Company repurchased an aggregate 47,474 shares of Ranger Energy Services, Inc. Class A Common Stock in open-market transactions. All shares repurchased were pursuant to the repurchase program that was announced on June 27, 2019.
(2) As of September 30, 2019, an aggregate of 47,474 shares were purchased for a total of $0.3 million since the inception of the repurchase plan program announced on June 27, 2019.
(3) As of September 30, 2019, the maximum number of shares that may yet be purchased under the plan is 532,526 based on the closing price of Ranger Energy Services, Inc. Class A Common Stock on the New York Stock Exchange on September 30, 2019.

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	October 25, 2019
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	October 25, 2019
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)