Form 10-Q
period 2020-03-31
Ranger Energy Services, Inc.
filed 2020-05-01
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2020, the registrant had 8,477,425 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$11.4	$6.9
Accounts receivable, net	42.2	41.5
Contract assets	3.7	1.2
Inventory	4.1	3.8
Prepaid expenses	3.3	5.3
Total current assets	64.7	58.7

Property and equipment, net	216.1	218.9
Intangible assets, net	9.1	9.3
Operating leases, right-of-use assets	5.9	6.5
Other assets	0.5	0.1
Total assets	$296.3	$293.5

Liabilities and Stockholders' Equity
Accounts payable	$13.2	$13.8
Accrued expenses	19.6	18.4
Finance lease obligations, current portion	4.9	5.1
Long-term debt, current portion	31.6	15.8
Other current liabilities	1.7	2.0
Total current liabilities	71.0	55.1

Operating leases, right-of-use obligations	4.4	4.5
Finance lease obligations	2.9	3.6
Long-term debt, net	13.9	26.6
Other long-term liabilities	0.7	0.7
Total liabilities	$92.9	$90.5

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 8,947,830 shares issued and 8,396,003 shares outstanding as of March 31, 2020 and 8,839,788 shares issued and 8,725,851 shares outstanding as of December 31, 2019, respectively	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of March 31, 2020 and December 31, 2019	0.1	0.1
Less: Class A Common Stock held in treasury, at cost (551,827 shares)	(3.8)	(0.7)
Accumulated deficit	(6.6)	(8.1)
Additional paid-in capital	120.2	121.8
Total controlling stockholders' equity	110.0	113.2
Non-controlling interest	93.4	89.8
Total stockholders' equity	203.4	203.0
Total liabilities and stockholders' equity	$296.3	$293.5
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
High specification rigs	$34.9	$31.7
Completion and other services	43.3	51.6
Processing solutions	2.8	5.0
Total revenues	81.0	88.3

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	29.9	27.4
Completion and other services	31.7	37.9
Processing solutions	1.5	2.2
Total cost of services	63.1	67.5
General and administrative	5.0	7.2
Depreciation and amortization	8.9	8.4
Total operating expenses	77.0	83.1

Operating income	4.0	5.2

Other expenses
Interest expense, net	1.1	1.3
Total other expenses	1.1	1.3

Income before income tax expense	2.9	3.9
Tax expense	0.1	0.3
Net income	2.8	3.6
Less: Net income attributable to non-controlling interests	1.3	1.6
Net income attributable to Ranger Energy Services, Inc.	$1.5	$2.0

Earnings per common share
Basic	$0.17	$0.24
Diluted	$0.15	$0.19
Weighted average common shares outstanding
Basic	8,617,781	8,448,719
Diluted	15,549,684	15,614,429
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Three Months Ended March 31,
	2020	2019	2020	2019
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	8,839,788	8,448,527	$0.1	$0.1
Issuance of shares under share-based compensation plans	152,633	8,000	—	—
Shares withheld for taxes on equity transactions	(44,591)	(2,254)	—	—
Balance, end of period	8,947,830	8,454,273	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	(113,937)	—	$(0.7)	$—
Repurchase of Class A Common Stock	(437,890)	—	(3.1)	—
Balance, end of period	(551,827)	—	$(3.8)	$—

Accumulated deficit
Balance, beginning of period			$(8.1)	$(9.9)
Net income attributable to controlling interest			1.5	2.0
Balance, end of period			$(6.6)	$(7.9)

Additional paid-in capital
Balance, beginning of period			$121.8	$111.6
Equity based compensation amortization			0.7	0.6
Shares withheld for taxes on equity transactions			(0.1)	—
Impact of transactions affecting non-controlling interest			(2.2)	—
Balance, end of period			$120.2	$112.2

Total controlling interest shareholders’ equity
Balance, beginning of period			$113.2	$101.9
Net income attributable to controlling interest			1.5	2.0
Equity based compensation amortization			0.7	0.6
Shares withheld for taxes on equity transactions			(0.1)	—
Impact of transactions affecting non-controlling interest			(2.2)	—
Repurchase of Class A Common Stock			(3.1)	—
Balance, end of period			$110.0	$104.5

Non-controlling interest
Balance, beginning of period			$89.8	$90.1
Net income attributable to non-controlling interest			1.3	1.6
Equity based compensation amortization			0.1	—
Impact of transactions affecting non-controlling interest			2.2	—
Balance, end of period			$93.4	$91.7

Total Stockholders' Equity
Balance, beginning of period			$203.0	$192.0
Net income			2.8	3.6
Equity based compensation amortization			0.8	0.6
Shares withheld for taxes on equity transactions			(0.1)	—
Repurchase of Class A Common Stock			(3.1)	—
Balance, end of period			$203.4	$196.2
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$2.8	$3.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.9	8.4
Equity based compensation	0.8	0.6
Gain on debt retirement	(2.1)	—
Other costs, net	0.1	(0.1)
Changes in operating assets and liabilities
Accounts receivable	(0.7)	(6.4)
Contract assets	(2.5)	(4.5)
Inventory	(0.3)	(1.0)
Prepaid expenses	2.0	1.4
Operating leases, right-of-use assets	0.6	—
Other assets	(0.4)	0.9
Accounts payable	(1.3)	2.9
Accrued expenses	1.2	3.8
Other long-term liabilities	(0.6)	0.3
Net cash provided by operating activities	8.5	9.9

Cash Flows from Investing Activities
Purchase of property and equipment	(4.7)	(10.8)
Proceeds from disposal of property and equipment	0.1	0.3
Net cash used in investing activities	(4.6)	(10.5)

Cash Flows from Financing Activities
Borrowings under line of credit facility	16.9	12.3
Principal payments on line of credit facility	(5.6)	(5.2)
Principal payments on Encina Master Financing Agreement	(2.5)	(2.3)
Principal payments on ESCO Note Payable	(3.7)	—
Principal payments on financing lease obligations	(1.3)	(1.1)
Repurchase of Class A Common Stock	(3.1)	—
Shares withheld on equity transactions	(0.1)	—
Net cash provided by financing activities	0.6	3.7

Increase in Cash and Cash equivalents	4.5	3.1
Cash and Cash Equivalents, Beginning of Period	6.9	2.6
Cash and Cash Equivalents, End of Period	$11.4	$5.7

Supplemental Cash Flow Information
Interest paid	$1.0	$1.4
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$(0.8)	$(2.0)
Additions to fixed assets through financing leases	$(0.5)	$(0.5)
Initial non-cash operating lease right-of-use asset additions	$—	$(8.3)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” or the “Company”) is a provider of onshore high specification (“high-spec”) well service rigs and complementary services in the United States. The Company provides an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
The Company offers services that consist of well completion support, workover, well maintenance, wireline, fluid management, other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:

•	High Specification Rigs. Provider of high-spec well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.

•
Completion and Other Services. Provider of wireline completion services necessary to bring a well on production and other ancillary services often utilized in conjunction with the high-spec rig services to enhance the production of a well.

•	Processing Solutions. Provider of proprietary, modular equipment for the processing of natural gas.
The Company’s operations take place in most of the active oil and natural gas basins in the United States, including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
Organization
Ranger, Inc. was incorporated as a Delaware corporation in February 2017. Ranger, Inc. is a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), the subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
Recent Events
The recent outbreak of the novel coronavirus (“COVID-19”) has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020, however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these financial statements is uncertain.
In addition to the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the second quarter of 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June 2020.
Due to the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and capacity for the Company’s customers’ production may be limited or completely unavailable in the future. In April 2020, extreme shortages of transportation and storage capacity caused the WTI oil futures price to go as low as a negative $37.63 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
In addition, companies in the United States have recently encouraged regulatory intervention to prorate production among operators to stabilize hydrocarbon production in the United States. The Company cannot predict whether any of these activities will reduce the global supply and demand imbalance or whether, or when, oil and natural gas production and economic activities will return to normalized levels. In the absence of additional reductions to global production, oil, natural gas and NGLs prices could remain at current levels, or decline further, for an extended period of time.
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have or may negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of the Company’s customers to conduct business, which would result in a decrease in demand for services and lower utilization of the Company’s assets; limitations on the ability of suppliers to provide materials or equipment, limitations on the ability of the Company’s employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; and limitations on the ability of customers to pay us on a timely basis. If prolonged, such factors may also negatively affect the carrying values of the Company’s property and equipment and intangible assets. We will continue to actively monitor the situation and may take further actions that alter business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of the Company’s employees, customers and stakeholders.
On March 12, 2020, the Company received a non-binding offer from CSL Capital Management, L.P. and Bayou Holdings, proposing to acquire all of the outstanding shares of common stock of the Company not owned by CSL, Bayou Holdings and T. Rowe Price Associates, Inc. in a cash merger transaction for $6.00 per share (the “Take Private Proposal”). The Take Private Proposal continues to be reviewed, evaluated and negotiated by members of an independent special committee of the board of directors of the Company.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements and the unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2019 and 2018, included in the Annual Report filed on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). Interim results for the periods presented may not be indicative of results that will be realized for future periods.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets;

•	Impairment of property and equipment and intangible assets;

•	Revenue recognition;

•	Income taxes; and

•	Equity‑based compensation.

Emerging Growth Company Status and Smaller Reporting Company Status
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of its initial public offering (“IPO”), (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
The Company is also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. Smaller reporting company means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.
New Accounting Pronouncements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. ASU 2020-04 became effective as of March 12, 2020 and can be applied through December 31, 2022. The Company has not made any contract modifications as of the date of this report to transition to a different reference rate, however it will consider this guidance as future modifications are made.
With the exception of the standard above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s condensed consolidated financial statements.
Note 3 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	March 31, 2020	December 31, 2019
High specification rigs	20	$127.6	$127.2
High specification rigs machinery and equipment	5 - 10	39.1	38.3
Completions and other services machinery and equipment	5 - 10	56.0	55.8
Processing solutions machinery and equipment	3 - 30	40.8	40.8
Vehicles	3 - 15	26.1	25.9
Other property and equipment	5 - 25	10.2	10.1
Property and equipment		299.8	298.1
Less: accumulated depreciation		(93.4)	(85.5)
Construction in progress		9.7	6.3
Property and equipment, net		$216.1	$218.9
Depreciation expense was $8.7 million and $8.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company noted a decline in stock price due to the reduced demand and oversupply of oil and natural gas, which was an indication that the fair value of the Company’s long-lived assets could have fallen below their carrying values.

As a result, an impairment analysis was performed and it was determined that no impairment existed. Please see “Note 1 — Organization and Business Operations—Recent Events” for additional information regarding reduced demand and oversupply of oil and “Part I, Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Significant Accounting Policies — Long-Lived Asset Impairment” of the Annual Report for the policy of testing long-lived assets for impairment.
Note 4 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2020	December 31, 2019
Customer relationships	10-18	11.4	11.4
Less: accumulated amortization		(2.3)	(2.1)
Intangible assets, net		$9.1	$9.3
Amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Amount
2021	$0.7
2022	0.7
2023	0.7
2024	0.7
2025	0.8
Thereafter	5.5
Total	$9.1
Note 5 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2020	December 31, 2019
Accrued payables	$8.7	$8.3
Accrued compensation	8.2	6.3
Accrued taxes	1.6	1.8
Accrued insurance	1.1	2.0
Accrued expenses	$19.6	$18.4
Note 6 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from 12 months to seven years, included in Operating lease costs in the table below. The operating leases are included in Operating leases, right-of-use assets, Other current liabilities and Operating leases, right-of-use obligations in the Condensed Consolidated Balance Sheet.
Lease costs associated with yard and field offices are included in Cost of Services and executive offices are included in General and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three months ended March 31, 2020 and 2019, are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Short-term lease costs	$0.8	$2.2
Operating lease cost	$0.7	$0.7
Operating cash outflows from operating leases	$0.7	$0.8

Weighted average remaining lease term	5.8 years	5.5 years
Weighted average discount rate	9.3%	9.4%

Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2021	$2.1
2022	1.1
2023	0.9
2024	0.8
2025	0.8
Thereafter	2.2
Total future minimum lease payments	7.9
Less: amount representing interest	(1.8)
Present value of future minimum lease payments	6.1
Less: current portion of operating lease obligations	(1.7)
Long-term portion of operating lease obligations	$4.4
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to four years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Finance lease obligations, current portion and Finance lease obligations in the Condensed Consolidated Balance Sheet.
Lease costs and other information related to finance leases for the three months ended March 31, 2020 and 2019, are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Amortization of finance leases	$1.4	$1.3
Interest on lease liabilities	$0.2	$0.2
Financing cash outflows from finance leases	$1.3	$1.1

Weighted average remaining lease term	1.5 years	2.0 years
Weighted average discount rate	4.2%	4.6%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2021	$5.3
2022	2.2
2023	0.6
2024	0.2
Total future minimum lease payments	8.3
Less: amount representing interest	(0.5)
Present value of future minimum lease payments	7.8
Less: current portion of finance lease obligations	(4.9)
Long-term portion of finance lease obligations	$2.9

Note 7 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	March 31, 2020	December 31, 2019
ESCO Notes Payable	$—	$5.8
Credit Facility	20.9	9.5
Encina Master Financing Agreement	24.6	27.1
Total Debt	45.5	42.4
Current portion of long-term debt	(31.6)	(15.8)
Long term-debt, net	$13.9	$26.6
ESCO Notes Payable
In connection with the IPO and the ESCO Leasing, LLC (“ESCO”) acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of Seller’s Notes as partial consideration for the ESCO acquisition. These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million due in February 2019. Both of these notes bore interest at 5.0% payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims. Interest on the outstanding principal balance was accrued through the maturity date of the Note Payable. During the three months ended March 31, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, and recognized a gain on the retirement of debt of $2.1 million, which is included in the unaudited interim Condensed Consolidated Statement of Operations within General and administrative expenses. Please see Note 12 — Commitments and Contingencies for further details.
Credit Facility
On August 16, 2017, Ranger Energy Services, LLC, (“Ranger, LLC”) entered into a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. During the three months ended March 31, 2020, the Company borrowed against the Credit Facility such that the available borrowings were less than $6.25 million, causing dominion to revert to the Administrative Agent. For 30 consecutive days, the Company was required to either (a) maintain available borrowings of no less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base (which approximated $3.9 million as of March 31, 2020) or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. While the Company is subject to cash dominion, the Administrative Agent is permitted to take control of the Company’s bank accounts and sweep cash to an account of the Administrative Agent on a daily basis. Therefore, the total borrowings under the Credit Facility, and related issuance costs, were reclassified to current maturities of long-term debt as of March 31, 2020. The Credit Facility is scheduled to mature on August 16, 2022. See Note 14 — Subsequent Events for further details.
The applicable margin for the London Interbank Offered Rate (“LIBOR”) loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 1.75% and the applicable margin for Base Rate loans was 0.75% as of March 31, 2020. The weighted average interest rate for the borrowings under the Credit Facility was 3.4% as of March 31, 2020.
As of March 31, 2020, under the Credit Facility, the Company borrowed $21.3 million, had a borrowing capacity of $31.5 million, with a residual $10.2 million available for borrowing. The Company was in compliance with the Credit Facility covenants as of March 31, 2020. The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the unaudited interim Condensed Consolidated Balance Sheets as a discount to the Credit Facility. Such fees will be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2020 was $0.4 million.

Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Financing Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. The Company utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high-spec rig assets. As of March 31, 2020, the aggregate principal balance outstanding under the Financing Agreement was $25.2 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5%, as of March 31, 2020. Under the terms of the Financing Agreement, in no event will LIBOR fall below 1.5% and it requires that the Company maintain leverage ratios of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of March 31, 2020.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included in the unaudited Interim Condensed Consolidated Balance Sheets as a discount to the long term debt. Such fees will be amortized through maturity and are included in Interest Expense, net in the unaudited interim Condensed Consolidated Statements of Operations. Unamortized debt issuance costs as of March 31, 2020 was $0.6 million.
Debt Obligations and Scheduled Maturities
As of March 31, 2020, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending March 31,	Total
2021	$31.3
2022	10.0
2023	5.2
Total	$46.5
Note 8 — Equity
Equity-Based Compensation
Restricted Stock Awards
During the three months ended March 31, 2019, there were 495,750 restricted shares granted with an aggregate value of $3.9 million. As of March 31, 2020, there was an aggregate $3.5 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.5 years.
Performance Stock Units
During the three months ended March 31, 2019, the Company granted 105,920 target shares of market based performance restricted stock units at a relative and absolute grant date fair value of approximately $11.96 per share and $9.50 per share, respectively, to certain employees. The market based performance restricted stock units cliff vest on March 21, 2022. As defined in the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan, the performance criteria applicable to the performance awards is measured at a relative and absolute shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of the defined peer group.
As of March 31, 2020, there was an aggregate $0.9 million of unrecognized compensation cost related to performance stock units which is expected to be recognized over a weighted average period of 1.5 years.
Share Repurchases
During the three months ended March 31, 2020, the Company repurchased 344,827 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. Please see Note 12 — Commitments and Contingencies for further details.
In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 12 months and may be accelerated, suspended or discontinued at any time without notice. During the three months ended March 31, 2020, the Company repurchased 93,063 shares of the Company’s Class A Common Stock for an aggregate $0.7 million under the previously announced share repurchase program. Refer to “Part II, Item 2. Unregistered Sales of Securities” for further information.
Note 9 — Risk Concentrations
Customer Concentrations
For the three months ended March 31, 2020, two customers, EOG Resources and Concho Resources, Inc., accounted for 18% and 17% of the Company’s consolidated revenue, respectively. As of March 31, 2020, approximately 28% of the accounts receivable balance was due from these customers.
For the three months ended March 31, 2019, three customers, EOG Resources, Concho Resources, Inc. and Sable Resources Land, LLC, accounted for 16%, 12% and 12% of the Company’s consolidated revenues, respectively. As of March 31, 2019, approximately 49% of the accounts receivable balance was due from these customers.
Note 10 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2020 and 2019 was 5.9% and 7.1%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
As a result of the IPO and subsequent reorganization, the Company recorded a deferred tax asset; however, a full valuation allowance has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
Total income tax expense for the three months ended March 31, 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to changes in the valuation allowance related to current period pre-tax book income and the impact of permanent differences between book and taxable income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2020, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2018, 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2020, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to the unaudited interim condensed consolidated financial statements as it relates to COVID-19 measures. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 11 — Earnings per Share
Earnings per share is based on the amount of net income allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock.

	Three Months Ended March 31,
	2020	2019
Income (numerator):
Basic:
Net income attributable to Ranger Energy Services, Inc.	$1.5	$2.0
Net income attributable to Class A Common Stock	$1.5	$2.0

Diluted:
Net income attributable to Ranger Energy Services, Inc.	$1.5	$2.0
Effect of noncontrolling interest, net of tax	0.9	0.9
Net income attributable to Class A Common Stock	$2.4	$2.9

Weighted average shares (denominator):
Weighted average number of shares - basic	8,617,781	8,448,719
Effect of share-based awards	65,749	299,556
Effect of noncontrolling interest, net of tax	6,866,154	6,866,154
Weighted average number of shares - diluted	15,549,684	15,614,429

Basic income per share	$0.17	$0.24
Diluted income per share	$0.15	$0.19
During the three months ended March 31, 2020 and 2019, the Company excluded 0.7 million and 1.0 million equity-based awards in calculating diluted earnings per share, as the effect was anti-dilutive. During the three months ended March 31, 2019, included in the diluted earnings per share are 206,897 shares associated with a related party liability.
Note 12 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised the right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims. During the three months ended March 31, 2020, the Company paid an aggregate of $6.2 million to ESCO, of which $3.8 million was paid to settle the Seller’s Note, and any unpaid interest, and $2.4 million was paid to repurchase shares of the Company’s Class A Common Stock. Please see “Note 7 — Debt” and “Note 8 — Equity” for further details of the debt and equity settlements.
Note 13 — Segment Reporting
The Company’s operations are all located in the United States and organized into three reportable segments: High Specification Rigs, Completion and Other Services and Processing Solutions. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying condensed consolidated financial statements. The CODM evaluates the segments’ operating performance based on multiple measures including Operating income, Adjusted EBITDA, rig hours and rig utilization. The tables below present the operating income measurement, as the Company believes this is most consistent with the principals used in measuring the condensed consolidated financial statements.
The following is a description of each operating segment:
High Specification Rigs.  The Company’s High Specification Rigs facilitate operations throughout the lifecycle of a well, including (i) completion, (ii) workover, (iii) well maintenance and (iv) decommissioning. The Company provides these advanced well services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. The Company’s high-spec rigs are designed to support growing U.S. horizontal well demands. In addition to the core well service rig operations, the Company offers a suite of complementary services.

Completion and Other Services.  The Completion and Other Services segment provides wireline completion services necessary to bring a well on production and other ancillary services often utilized in conjunction with the high-spec rig services to enhance the production of a well.
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
Segment information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Three months ended March 31, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$34.9	$43.3	$2.8	$—	$81.0
Cost of services	29.9	31.7	1.5	—	63.1
Depreciation and amortization	5.3	2.7	0.6	0.3	8.9
Operating income	(0.3)	8.9	0.7	(5.3)	4.0
Interest expense, net	—	—	—	1.1	1.1
Net income	(0.3)	8.9	0.7	(6.5)	2.8
Capital expenditures	$4.6	$1.2	$0.2	$—	$6.0
	As of March 31, 2020
Property and equipment, net	$132.8	$38.1	$40.0	$5.2	$216.1
Total assets	$191.6	$55.1	$42.0	$7.6	$296.3

	Three Months Ended March 31, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$31.7	$51.6	$5.0	$—	$88.3
Cost of services	27.4	37.9	2.2	—	67.5
Depreciation and amortization	4.8	2.8	0.5	0.3	8.4
Operating income	(0.5)	10.9	2.3	(7.5)	5.2
Interest expense, net	—	—	—	1.3	1.3
Net income	(0.5)	10.9	2.3	(9.1)	3.6
Capital expenditures	$2.8	$1.8	$4.1	$0.5	$9.2
	As of December 31, 2019
Property and equipment, net	$132.2	$40.8	$40.5	$5.4	$218.9
Total assets	$186.1	$57.4	$42.6	$7.4	$293.5

Note 14 — Subsequent Events
As of April 29, 2020, the Company maintained available borrowings under the Credit Facility of at least $6.25 million for 30 consecutive days; therefore cash dominion has reverted back to the Company. As of April 29, 2020 the Company had borrowings of $8.9 million with available borrowings of $15.8 million under the Credit Facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2019. We assume no obligation to update any of these forward‑looking statements.
Overview
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

•
Completion and Other Services. Provider of wireline completion services necessary to bring a well on production and other ancillary services often utilized in conjunction with our high-spec rig services to enhance the production of a well.

•	Processing Solutions. Provider of proprietary, modular equipment for the processing of natural gas.
For additional financial information about our segments, please see “Item 1. Financial Information — Note 13 — Segment Reporting.”
Recent Events and Outlook
The recent outbreak of the novel coronavirus (“COVID-19”) has spread across the globe and has been declared a public health emergency by the World Health Organization (“WHO”) and a National Emergency by the President of the United States. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe decline in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The risks associated with the COVID-19 pandemic have impacted our workforce and the way we meet our business objectives. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020; however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these financial statements is uncertain.
COVID-19 and numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. We expect this global equity market volatility experienced in the first quarter of 2020 to continue at least until the outbreak of COVID-19 stabilizes, if not longer. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates.
In addition to the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the second quarter of 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June 2020.
Due to the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and capacity for our customers’ production may be limited or completely unavailable in the future. In April 2020, extreme shortages of transportation and storage capacity caused the WTI oil futures price to go as low as a negative $37.63 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
In addition, E&P companies in the United States have recently encouraged regulatory intervention to prorate production among operators to stabilize hydrocarbon production in the United States. In particular, the Texas Railroad Commission is expected to vote on proration of production on May 5, 2020. We cannot predict whether any of these activities will reduce the global supply and demand imbalance or whether or when oil and natural gas production and economic activities will return to normalized levels. In the absence of additional reductions to global production, oil, natural gas and NGLs prices could remain at current levels, or decline further, for an extended period of time.
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have or may negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers to provide materials or equipment, limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; limitations on the ability of our customers to conduct business; and limitations on the ability of our customers to pay us on a timely basis. If prolonged, such factors may also negatively affect the carrying values of our property and equipment and intangible assets. As of the date of this report, the Company has initiated cost reductions throughout the organization and will continue to manage costs to preserve liquidity through this downturn. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and stakeholders. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our Credit Facility agreement.
On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history. The CARES Act, a $2.2 trillion stimulus package, includes various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. We qualify for limited aid under the CARES Act related to the deferment of certain employer taxes and we do not believe the CARES Act will have a material impact on us; however, we do believe it will aid the economy by providing relief to certain individuals and smaller businesses. We continue to monitor the potential for inflation or other macroeconomic risks resulting from the CARES Act and similar economic stimulus plans.
On April 9, 2020, the Federal Reserve announced the establishment of a Main Street Lending Program (the “Main Street Lending Program”) to support lending to small and medium sized businesses that were in good financial standing before the onset of the COVID-19 pandemic. The Main Street Lending Program operates through two facilities: (i) the Main Street New Loan Facility, which will provide new loans to companies with up to 10,000 employees or 2019 revenues of not more than $2.5 billion and (ii) the Main Street Expanded Loan Facility, to provide upsizes to loans made prior to April 8, 2020 to companies with up to 10,000 employees or with 2019 revenues of not more than $2.5 billion. The Company would be required to make certain attestations and meet certain conditions in order to qualify for a loan or loan expansion under the Main Street Lending Program. The Company is currently evaluating whether it can meet such conditions and benefit from the Main Street Lending Program.
On March 12, 2020, the Company received a non-binding offer from CSL Capital Management, L.P. and Bayou Holdings, proposing to acquire all of the outstanding shares of common stock of the Company not owned by CSL, Bayou Holdings and T. Rowe Price Associates, Inc. in a cash merger transaction for $6.00 per share (the “Take Private Proposal”). The Take Private Proposal continues to be reviewed, evaluated and negotiated by members of an independent special committee (“Special Committee”) of the board of directors of the Company.
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
Direct cost of services and general and administrative expenses include the following major cost categories: (i) personnel costs; and (ii) equipment costs (including repair and maintenance).
Personnel costs associated with our operational employees represent a significant cost of our business. A substantial portion of our labor costs is attributable to our crews and is partly variable based on the requirements of specific customers and operations. A key component of personnel costs relate to the ongoing training of our employees, which improves safety rates and reduces attrition. We also incur costs to employ personnel to support our services and perform maintenance on our assets. Costs for these employees are not directly tied to our level of business activity. At the close of the first quarter ended March 31, 2020, the Company initiated a reduction in our workforce due to the impacts of the COVID-19 and geo-political events that have recently taken place. We will continue to actively manage costs and take further actions as necessary. See “—Recent Events and Outlook” above.
We incur significant equipment costs in connection with the operation of our business, including repair and maintenance costs, as well as direct material costs.
How We Evaluate Our Operations
Management uses a variety of metrics to analyze our operating results and profitability, which include operating revenues, operating income (loss) and adjusted EBITDA, among others. Within our High Specification Rig segment, management uses additional metrics to analyze our activity levels and profitability, including, rig hours and rig utilization.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax provision or benefit, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain or loss on disposal of assets and other non-cash and certain items that we do not view as indicative of our ongoing performance. See “Results of Operations—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Results of Operations
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
The following table presents the operating results for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Revenues
High Specification Rigs	$34.9	$31.7	$3.2	10%
Completion and Other Services	43.3	51.6	(8.3)	(16)%
Processing Solutions	2.8	5.0	(2.2)	(44)%
Total revenues	81.0	88.3	(7.3)	(8)%
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately):
High Specification Rigs	29.9	27.4	2.5	9%
Completion and Other Services	31.7	37.9	(6.2)	(16)%
Processing Solutions	1.5	2.2	(0.7)	(32)%
Total cost of services	63.1	67.5	(4.4)	(7)%
General and administrative	5.0	7.2	(2.2)	(31)%
Depreciation and amortization	8.9	8.4	0.5	6%
Total operating expenses	77.0	83.1	(6.1)	(7)%
Operating income	4.0	5.2	(1.2)	(23)%
Other expenses
Interest expense, net	1.1	1.3	(0.2)	(15)%
Total other expenses	1.1	1.3	(0.2)	(15)%
Income before income tax expense	2.9	3.9	(1.0)	(26)%
Tax expense	0.1	0.3	(0.2)	67%
Net income	$2.8	$3.6	$(0.8)	(22)%
Revenues. Revenues for the three months ended March 31, 2020 decreased $7.3 million, or 8%, to $81.0 million from $88.3 million for the three months ended March 31, 2019. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended March 31, 2020 increased $3.2 million, or 10%, to $34.9 million from $31.7 million for the three months ended March 31, 2019. The increase in rig services revenue included a 4% increase in total rig hours to 62,400 for the three months ended March 31, 2020 from 60,100 for the three months ended March 31, 2019. The increased rig hours drove a 6% increase in rig utilization. Our average revenue per rig hour increased 7% to $558 from $522 for the three months ended March 31, 2019.
Completion and Other Services. Completion and Other Services revenues for the three months ended March 31, 2020 decreased $8.3 million, or 16%, to $43.3 million from $51.6 million for the three months ended March 31, 2019. The decrease is primarily attributable to our wireline business, which accounted for approximately $6.3 million, or 76%, of the revenue decrease. The decrease is due to the deterioration of crude oil pricing and demand within the industry.

Processing Solutions. Processing Solutions revenues for the three months ended March 31, 2020 decreased $2.2 million, or 44%, to $2.8 million from $5.0 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in MRU utilization to 16% as of March 31, 2020, from 76% as of March 31, 2019, which accounted for $1.0 million, or 45%, of the revenue decline. The MRU utilization decrease was due to certain of our customer contracts that terminated, as scheduled, without renewal. The decreases were partially offset by increased revenues associated with gas cooler rentals.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended March 31, 2020 decreased $4.4 million, or 7%, to $63.1 million from $67.5 million for the three months ended March 31, 2019. As a percentage of revenue, cost of services was 78% for the three months ended March 31, 2020 and 76% for the three months ended March 31, 2019. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended March 31, 2020 increased $2.5 million, or 9% to $29.9 million from $27.4 million for the three months ended March 31, 2019. The increase was primarily attributable to an increase in variable expenses, notably employee costs and repair and maintenance costs, corresponding with an increase in total rig hours and revenue.
Completion and Other Services. Completion and Other Services cost of services for the three months ended March 31, 2020 decreased $6.2 million, or 16%, to $31.7 million from $37.9 million for the three months ended March 31, 2019. The decrease was primarily attributable to the decrease in wireline business.
Processing Solutions. Processing Solutions cost of services for the three months ended March 31, 2020 decreased $0.7 million, or 32%, to $1.5 million from $2.2 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in labor costs and costs associated with compressor rentals, corresponding with a decrease in revenue.
General & Administrative. General and administrative expenses decreased $2.2 million, or 31%, to 5.0 million for the three months ended March 31, 2020 compared to $7.2 million for the three months ended March 31, 2019. The decrease is attributable to the gain on debt retirement of $2.1 million related to the settlement of the ESCO Seller’s Notes during the three months ended March 31, 2020.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2020 increased $0.5 million, or 6%, to $8.9 million from $8.4 million for the three months ended March 31, 2019. The increase is attributable to depreciation expense for fixed assets placed into service during the second half of 2019.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2020 decreased $0.2 million, or 15%, to $1.1 million from $1.3 million for the three months ended March 31, 2019. The decrease to net interest expense was attributable to the reduction of the principal balance on our Encina Master Financing Agreement and a decrease in London Interbank Offering Rate (“LIBOR”).
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

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.3)	$8.9	$0.7	$(6.5)	$2.8
Interest expense	—	—	—	1.1	1.1
Tax expense	—	—	—	0.1	0.1
Depreciation and amortization	5.3	2.7	0.6	0.3	8.9
Equity based compensation	—	—	—	0.8	0.8
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
Gain on disposal of property and equipment	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$5.0	$11.6	$1.3	$(6.5)	$11.4

	Three Months Ended
	March 31, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.5)	$10.9	$2.3	$(9.1)	$3.6
Interest expense	—	—	—	1.5	1.5
Tax expense	—	—	—	0.3	0.3
Depreciation and amortization	4.8	2.8	0.5	0.3	8.4
Equity based compensation	—	—	—	0.6	0.6
Gain on retirement of debt	—	—	—	—	—
Gain on disposal of property and equipment	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$4.3	$13.7	$2.8	$(6.6)	$14.2

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$0.2	$(2.0)	$(1.6)	$2.6	$(0.8)
Interest expense	—	—	—	(0.4)	(0.4)
Tax expense	—	—	—	(0.2)	(0.2)
Depreciation and amortization	0.5	(0.1)	0.1	—	0.5
Equity based compensation	—	—	—	0.2	0.2
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
Gain on disposal of property and equipment	—	—	—	—	—
Adjusted EBITDA	$0.7	$(2.1)	$(1.5)	$0.1	$(2.8)
Adjusted EBITDA for the three months ended March 31, 2020 decreased $2.8 million to $11.4 million from $14.2 million for the three months ended March 31, 2019. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2020 increased $0.7 million to $5.0 million from $4.3 million for the three months ended March 31, 2019, due to increased revenues of $3.2 million, partially offset by a corresponding increase in cost of services of $2.5 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA decreased $2.1 million to $11.6 million from $13.7 million for the three months ended March 31, 2019, due to a decrease in revenues of $8.3 million, partially offset by a corresponding decrease in cost of services of $6.2 million.

Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended March 31, 2020 decreased $1.5 million to $1.3 million from $2.8 million for the three months ended March 31, 2019, due to a decrease in revenue of $2.2 million, partially offset by a corresponding decrease in cost of services of $0.7 million.
Other. Other Adjusted EBITDA for the three months ended March 31, 2020 increased $0.1 million to a loss of $6.5 million from a loss of $6.6 million for the three months ended March 31, 2019. The balances included in Other reflect other general and administrative costs not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The slight decrease is due to a reduction in the Company’s general and administrative costs.
For further information regarding the results of operations for each segment, please see “Item 1. Financial Information —Note 13 — Segment Reporting.”
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
As of March 31, 2020, we had cash on hand of approximately $11.4 million, operating cash flows of $8.5 million and availability under our Credit Facility of $10.2 million. As of April 29, 2020, our cash on hand and available borrowings under our Credit Facility approximated $20.3 million. We expect to have sufficient funds to meet the Company’s liquidity requirements and to stay within our covenants of our debt agreements for at least the next 12 months. See additional information under “— Our Debt Obligations.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in millions)
Cash Flows from Operating Activities	$8.5	$9.9	$(1.4)	(14)%
Cash Flows from Investing Activities	(4.6)	(10.5)	5.9	56%
Cash Flows from Financing Activities	0.6	3.7	(3.1)	(84)%
Net change in cash	$4.5	$3.1	$1.4	45%
Operating Activities
Net cash flows from operating activities decreased $1.4 million to cash provided of $8.5 million for the three months ended March 31, 2020 compared to $9.9 million for the three months ended March 31, 2019. The change in cash flows provided by operating activities is primarily attributable to a decrease in gross margin and operating income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The use of working capital cash increased $1.8 million, or 47%, to a use of $2.0 million for the three months ended March 31, 2020, as compared to the use of $3.8 million during the three months ended March 31, 2019.
Investing Activities
Net cash flows from investing activities increased $5.9 million to a use of cash of $4.6 million for the three months ended March 31, 2020 compared to a use of cash of $10.5 million for the three months ended March 31, 2019. The change in cash flows used in investing activities is primarily attributable to fixed assets acquired during the three months ended March 31, 2019, where such assets were financed through our Credit Facility and Financing Agreement.
Financing Activities
Net cash flows from financing activities decreased $3.1 million to cash provided of $0.6 million for the three months ended March 31, 2020 compared to cash provided of $3.7 million for the three months ended March 31, 2019. The change in cash flows provided by financing activities is primarily attributable to the settlement of the ESCO Note Payable and repurchases of our Class A Common Stock, partially offset by additional borrowings under our Credit Facility during the three months ended March 31, 2020.

Supplemental Disclosures
We added assets of $0.8 million that were non-cash additions in the three months ended March 31, 2020 and purchased $0.5 million in finance leased assets.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was a deficit of $6.3 million as of March 31, 2020 compared to a surplus of $3.6 million as of December 31, 2019. The decrease in our working capital was primarily attributable to the increase of our current debt maturities related to our Credit Facility as of March 31, 2020.
During the three months ended March 31, 2020, the Company borrowed against the Credit Facility such that the available borrowings were less than $6.25 million, causing dominion to revert to the Administrative Agent. For 30 consecutive days (the “collection period”), the Company was required to either (a) maintain available borrowings of no less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base (which approximated $3.9 million as of March 31, 2020) or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. During such collection period, the Administrative Agent had rights to operating cash inflows, therefore the total borrowings under the Credit Facility were reclassified to current maturities of long-term debt as of March 31, 2020. As of April 29, 2020, the Company maintained available borrowings under the Credit Facility of at least $6.25 million for 30 consecutive days, therefore cash dominion has reverted back to the Company. As of April 29, 2020 the Company had borrowings of $8.9 million with available borrowings of $15.8 million under the Credit Facility.
Our Debt Agreements
ESCO Notes Payable
In August 2017, we issued $7.0 million of Seller’s Notes as partial consideration for the acquisition of ESCO Leasing, LLC (“ESCO”). These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million, which was due in February 2019. Both notes bore interest at 5.0% payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, we provided notice to ESCO that we are seeking to be indemnified for breach of contract. We exercised our right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims. Interest on the outstanding principal balance was accrued through the maturity date of the Note Payable. During the three months ended March 31, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, and recognized a gain on the retirement of the note of $2.1 million.
Credit Facility
In August 2017, we entered into a $50.0 million Credit Facility by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders’ party threto and Wells Fargo Bank, N.A., as administrative agent. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of our eligible accounts receivable less certain reserves. The Credit Facility is scheduled to mature in August 2022.
The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 1.8% and the applicable margin for Base Rate loans were 0.8% as of March 31, 2020. The weighted average interest rate for the borrowings under the Credit Facility was 3.4% as of March 31, 2020.
As of March 31, 2020, under the Credit Facility, we borrowed $21.3 million, with a borrowing capacity of $31.5 million, and a residual $10.2 million available for borrowing. As of April 29, 2020 the Company had borrowings of $8.9 million with available borrowings of $15.8 million under the Credit Facility. We were in compliance with the Credit Facility covenants as of March 31, 2020. We capitalized fees of $0.7 million associated with the Credit Facility, which will be amortized through maturity. Unamortized debt issuance costs as of March 31, 2020 was $0.4 million.
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
Additionally, the Lender agrees to use commercially reasonable efforts to rescind an activation instruction with respect to each collection account if after the occurrence of the applicable triggering event either (A) (1) 30 consecutive days have passed during which excess availability has exceeded the greater than 12.5% of the available balance and $6.25 million and (2) no event of default has occurred and is continuing or (B) the Credit Facility balance is zero and qualified cash is greater than or equal to $20.0 million.
During the three months ended March 31, 2020, the Company borrowed against the Credit Facility such that the available borrowings were less than $6.25 million, causing dominion to revert to the Administrative Agent. See “— Working Capital” above.
Encina Master Financing and Security Agreement (“Financing Agreement”)
In June 2018, we entered into a Master Financing and Security Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to us under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used to acquire certain capital equipment. Subsequent to the first financing, we borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. As of March 31, 2020, the aggregate principal balance outstanding was $25.2 million under the Financing Agreement. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023. The Financing Agreement is secured by a lien on certain of our high specification rig assets.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5%, as of March 31, 2020. In no event will LIBOR fall below 1.5%. The Financing Agreement requires that the Company maintain leverage ratios of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of March 31, 2020.
The Company capitalized fees of $0.9 million associated with the Financing Agreement and will be amortized through maturity. Unamortized debt issuance costs as of March 31, 2020 approximated $0.7 million.
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

Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2019.
As of March 31, 2020, the Company noted a decline in stock price due to the reduced demand and oversupply of oil and natural gas, which was an indication that the fair value of our long-lived assets could have fallen below their carrying values. As a result, the Company performed an impairment analysis and determined there was no impairment. Please see “—Recent Events and Outlook” for additional information regarding reduced demand and oversupply of oil and “Part I, Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Significant Accounting Policies — Long-Lived Asset Impairment” of the Annual Report for our policy of testing our long-lived assets for impairment.
Off‑Balance Sheet Arrangements
We currently have no material off‑balance sheet arrangements.
Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
The Company is also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. Smaller reporting company means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.

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

•
the continuation of a sharp decline in global crude oil demand and crude oil prices for an uncertain period of time that may lead to a significant reduction of domestic crude oil and natural gas production;

•	global or national health concerns, including pandemics such as the outbreak of COVID-19 at the beginning of 2020;

•	uncertainty regarding future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;

•	our ability to sustain and improve our utilization, revenues and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	marketing of oil and natural gas;

•	business or asset acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
The recent outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, however the extent to which the COVID-19 outbreak may affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook.”
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of March 31, 2020, we had $21.3 million outstanding under our Credit Facility, with a weighted average interest rate of 3.4%. As of March 31, 2020, the aggregate principal balance outstanding was $25.2 million under the Financing Agreement, with an interest rate of 9.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.5 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2020, the top three trade receivable balances represented approximately 21%, 9%, and 9%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 9%, 9% and 8%, respectively, of total High Specification Rig net accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 31%, 13%, and 11%, respectively, of total Completion and Other Services net accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 30%, 24% and 18%, respectively, of total Processing Solutions net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Commodity Price Risk
The market for our services is indirectly exposed to fluctuations in the prices of oil and natural gas to the extent such fluctuations impact the activity levels of our E&P customers. See “— Recent Events.” Any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect demand for our services. We do not currently intend to hedge our indirect exposure to commodity price risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 outbreak and its potential adverse effect on business operations and financial condition.
The recent outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. Most states and municipalities in the United States, including Texas, have declared public health emergencies and announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas and a significant oversupply of crude oil. Many E&P companies have announced significant cuts in capital spending and production in response to reduced demand and declining prices. In addition, several state oil and gas authorities, including the Oklahoma Corporation Commission and the Texas Railroad Commission, have imposed or are currently considering imposing oil and gas production limits in an effort to stabilize declining commodity prices. To the extent adopted, such production limits could adversely impact demand for the services we provide. There has already been a general slowdown in E&P company activity due to the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020, however, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Our customers may be forced to curtail or shut in production due to a lack of storage capacity.
The marketing of oil, natural gas and NGLs production depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and transportation capacity for our customers’ production may be limited or completely unavailable in the future. If there is insufficient capacity available on these systems, if these systems are unavailable to our customers, or if these systems are unavailable to our customers on commercially reasonable terms, the prices our customers receive for their production could be significantly depressed. In April 2020, extreme shortages of transportation and storage capacity caused the WTI oil futures price to go as low as a negative $37.63 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
As a result of continued or further storage and/or transportation shortages, our customers could be forced to shut in some or all of their production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while they construct or purchase their own facilities or system. If our customers are forced to shut in production, it would result in decreased demand for our services and lower utilization of our assets.

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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year ended December 31, 2019, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $44 per Barrel (“Bbl”) in January 2019 to a high of $67 per Bbl in April 2019. During the year ended December 31, 2019, the posted Henry Hub price for natural gas has ranged from a low of $2.07 per Million British Thermal Units (“MMbtu”) in August 2019 to a high of $3.59 per MMbtu in January 2019. For the period from January 1, 2020 through April 30, 2020, however, price for oil and natural gas declined significantly, reaching to lows of a negative $37.63 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
The recent significant decline in crude oil prices is largely attributable to the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, in March 2020, OPEC Plus failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the second quarter of 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June 2020. In addition, E&P companies in the United States have announced significant cuts in capital spending and recently encouraged regulatory intervention to prorate production among operators to stabilize hydrocarbon production in the United States. In particular, the Texas Railroad Commission is expected to vote on proration of production on May 5, 2020. We cannot predict whether any of these activities will reduce the global supply and demand imbalance or whether or when oil and natural gas production and economic activities will return to normalized levels. In the absence of additional reductions to global production, oil, natural gas and NGLs prices could remain at current levels, or decline further, for an extended period of time, which will adversely impact the demand for our services. If the prices of oil and natural gas continue to be volatile, reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in such capital spending could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market. Crude oil prices have sharply declined leading to significant reductions in the exploration, development and production activities of most of our customers and their spending on our services. These cuts in spending have curtailed drilling programs, which resulted in a reduction in the demand for our services, as well as in the prices we can charge. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, as a result of the recent decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long‑term impact on our business. Any of these conditions or events could adversely affect our operating results. in addition, a worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owed to us and similar impacts.
Industry conditions are influenced by numerous factors over which we have no control, including:

•	domestic and foreign economic conditions and supply of and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the level and cost of global and domestic oil and natural gas exploration, production, transportation of reserves and delivery;

•	taxes and governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	political and economic conditions in oil and natural gas producing countries;

•	global or national health concerns, including pandemics such as the outbreak of COVID-19 a the beginning of 2020;

•
actions by the members of OPEC Plus, with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;

•	the impact of forced proration of production of hydrocarbons by U.S. or state regulators;

•	sanctions and other restrictions placed on oil producing countries, such as Iran and Venezuela;

•	global weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the discovery rates of new oil and natural gas reserves;

•	shareholder activism or activities by non‑governmental organizations to restrict the exploration, development and production of oil and natural gas; and

•	uncertainty in capital and commodities markets.
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
Our Credit Facility contains certain financial and other restrictive covenants, including a certain minimum fixed charge coverage ratio during certain testing periods. During the three months ended March 31, 2020, the Company borrowed against the Credit Facility such that the available borrowings were less than $6.25 million, causing dominion to revert to the Administrative Agent. For 30 consecutive days, the Company was required to either (a) maintain available borrowings of no less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base (which approximated $3.9 million as of March 31, 2020) or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. While the Company is subject to cash dominion, the Administrative Agent is permitted to take control of the Company’s bank accounts and sweep cash to an account of the Administrative Agent on a daily basis. Therefore, the total borrowings under the Credit Facility, and related issuance costs, were reclassified to current maturities of long-term debt as of March 31, 2020. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Working Capital.”
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
Our Special Committee, board of directors and/or shareholders may not recommend or approve the Take Private Proposal, and even if accepted, the transactions contemplated by the Take-Private Proposal may be delayed or may not be consummated, or the terms may be materially altered, which may cause significant volatility in the trading price of our Class A Common Stock.
Our Special Committee, board of directors and/or shareholders may not recommend or approve the Take Private Proposal. The Special Committee is currently evaluating the terms of the Take Private Proposal, but significant uncertainty remains as to whether the Take Private Proposal will be consummated on the terms set forth in the offer letter or at all. Evaluation of the Take Private Proposal may divert the attention of our management to the Take Private Proposal rather than our own operations and pursuit of other opportunities that could have been beneficial to us. If we ultimately enter into an agreement relating to the Take Private Proposal, the terms may be materially different than in the non-binding offer letter or could involve the participation of third parties not currently contemplated. Any of these events or other actions or uncertainties associated with the Take Private Proposal may cause significant volatility in the trading price of our Class A Common Stock.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In June 2019, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the Company’s currently outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 12 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2020.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2020 through January 31, 2020	89,322	$7.14	89,322	—
February 1, 2020 through February 29, 2020	3,741	7.05	3,741	—
March 1, 2020 through March 31, 2020	344,827	6.90	—	—
Total	437,890		93,063	373,000
_________________________

(1)
During the three months ended March 31, 2020, the Company repurchased an aggregate 437,890 shares of Ranger Energy Services, Inc. Class A Common Stock, of which 93,063 shares were purchased pursuant to the repurchase program announced in June 2019. The remaining 344,827 consists of shares of Class A Common Stock that were settled in a privately negotiated transaction related to ESCO Leasing, LLC.

(2)	As of March 31, 2020, an aggregate of 93,063 shares were purchased for a total of $0.7 million since the inception of the repurchase plan program announced on June 27, 2019.

(3)
As of March 31, 2020, the maximum number of shares that may yet be purchased under the plan is 373,000 based on the closing price of Ranger Energy Services, Inc. Class A Common Stock on the New York Stock Exchange on March 31, 2020.

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
10.1‡
Indemnification Agreement, dated as of March 26, 2020, by and between Ranger Energy Services, Inc. and Byron A. Dunn (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on March 26, 2020)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.

**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

‡	Compensatory plan or arrangement.

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	May 1, 2020
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	May 1, 2020
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)