Form 10-Q
period 2020-09-30
Ranger Energy Services, Inc.
filed 2020-10-23
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2020, the registrant had 8,528,762 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3.4	$6.9
Accounts receivable, net	21.0	41.5
Contract assets	0.9	1.2
Inventory	1.7	3.8
Prepaid expenses	1.9	5.3
Total current assets	28.9	58.7

Property and equipment, net	197.9	218.9
Intangible assets, net	8.7	9.3
Operating leases, right-of-use assets	5.2	6.5
Other assets	0.7	0.1
Total assets	$241.4	$293.5

Liabilities and Stockholders' Equity
Accounts payable	$8.2	$13.8
Accrued expenses	8.5	18.4
Finance lease obligations, current portion	3.0	5.1
Long-term debt, current portion	10.0	15.8
Other current liabilities	1.0	2.0
Total current liabilities	30.7	55.1

Operating leases, right-of-use obligations	4.2	4.5
Finance lease obligations	1.7	3.6
Long-term debt, net	12.4	26.6
Other long-term liabilities	1.8	0.7
Total liabilities	50.8	90.5

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 9,080,589 shares issued and 8,528,762 shares outstanding as of September 30, 2020; 8,839,788 shares issued and 8,725,851 shares outstanding as of December 31, 2019	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of September 30, 2020 and December 31, 2019	0.1	0.1
Less: Class A Common Stock held in treasury, at cost; 551,827 treasury shares as of September 30, 2020; 113,937 treasury shares as of December 31, 2019	(3.8)	(0.7)
Accumulated deficit	(14.7)	(8.1)
Additional paid-in capital	122.0	121.8
Total controlling stockholders' equity	103.7	113.2
Noncontrolling interest	86.9	89.8
Total stockholders' equity	190.6	203.0
Total liabilities and stockholders' equity	$241.4	$293.5
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
High specification rigs	$14.5	$32.5	$60.8	$97.3
Completion and other services	18.9	45.3	79.9	143.2
Processing solutions	1.2	6.3	5.6	16.2
Total revenues	34.6	84.1	146.3	256.7

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	12.3	29.3	52.3	85.4
Completion and other services	14.0	34.6	59.0	107.5
Processing solutions	0.3	2.8	2.2	6.9
Total cost of services	26.6	66.7	113.5	199.8
General and administrative	4.6	6.7	15.1	20.2
Depreciation and amortization	8.4	9.1	26.8	25.9
Total operating expenses	39.6	82.5	155.4	245.9

Operating income (loss)	(5.0)	1.6	(9.1)	10.8

Other expenses
Interest expense, net	0.8	1.4	2.7	4.6
Total other expenses	0.8	1.4	2.7	4.6

Income (loss) before income tax expense	(5.8)	0.2	(11.8)	6.2
Tax expense (benefit)	(0.1)	1.1	—	1.7
Net income (loss)	(5.7)	(0.9)	(11.8)	4.5
Less: Net income (loss) attributable to noncontrolling interests	(2.5)	(0.4)	(5.2)	2.0
Net income (loss) attributable to Ranger Energy Services, Inc.	$(3.2)	$(0.5)	$(6.6)	$2.5

Earnings (loss) per common share
Basic	$(0.38)	$(0.06)	$(0.77)	$0.29
Diluted	$(0.38)	$(0.06)	$(0.77)	$0.25
Weighted average common shares outstanding
Basic	8,506,781	8,769,389	8,532,788	8,591,128
Diluted	8,506,781	8,769,389	8,532,788	15,457,282
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	9,031,495	8,717,026	$0.1	$0.1	8,839,788	8,448,527	$0.1	$0.1
Issuance of shares under share-based compensation plans	51,975	113,159	—	—	322,110	214,780	—	—
Shares withheld for taxes on equity transactions	(2,881)	(1,183)	—	—	(81,309)	(41,202)	—	—
Issuance of Class A Common Stock to related party	—	—	—	—	—	206,897	—	—
Balance, end of period	9,080,589	8,829,002	$0.1	$0.1	9,080,589	8,829,002	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	(551,827)	—	$(3.8)	$—	(113,937)	—	$(0.7)	$—
Repurchase of Class A Common Stock	—	(47,474)	—	(0.3)	(437,890)	(47,474)	(3.1)	(0.3)
Balance, end of period	(551,827)	(47,474)	$(3.8)	$(0.3)	(551,827)	(47,474)	$(3.8)	$(0.3)

Accumulated deficit
Balance, beginning of period			$(11.5)	$(6.9)			$(8.1)	$(9.9)
Net income (loss) attributable to controlling interest			(3.2)	(0.5)			(6.6)	2.5
Balance, end of period			$(14.7)	$(7.4)			$(14.7)	$(7.4)

Additional paid-in capital
Balance, beginning of period			$121.0	$119.9			$121.8	$111.6
Equity based compensation amortization			1.1	0.8			2.7	2.2
Shares withheld for taxes on equity transactions			—	0.1			(0.3)	(0.3)
Issuance of Class A Common Stock to related party			—	—			—	3.0
Benefit from reversal of valuation allowance			—	0.6			—	1.2
Impact of transactions affecting noncontrolling interest			(0.1)	0.1			(2.2)	3.8
Balance, end of period			$122.0	$121.5			$122.0	$121.5

Total controlling interest shareholders’ equity
Balance, beginning of period			$105.9	$113.2			$113.2	$101.9
Net income (loss) attributable to controlling interest			(3.2)	(0.5)			(6.6)	2.5
Equity based compensation amortization			1.1	0.8			2.7	2.2
Shares withheld for taxes on equity transactions			—	0.1			(0.3)	(0.3)
Issuance of Class A Common Stock to related party			—	—			—	3.0
Benefit from reversal of valuation allowance			—	0.6			—	1.2
Repurchase of Class A Common Stock			—	(0.3)			(3.1)	(0.3)
Impact of transactions affecting noncontrolling interest			(0.1)	0.1			(2.2)	3.8
Balance, end of period			$103.7	$114.0			$103.7	$114.0

Noncontrolling interest
Balance, beginning of period			$89.3	$88.9			$89.8	$90.1
Net income (loss) attributable to noncontrolling interest			(2.5)	(0.4)			(5.2)	2.0
Equity based compensation amortization			—	0.1			0.1	0.2
Impact of transactions affecting noncontrolling interest			0.1	(0.1)			2.2	(3.8)
Balance, end of period			$86.9	$88.5			$86.9	$88.5

Total Stockholders' Equity
Balance, beginning of period			$195.2	$202.1			$203.0	$192.0
Net income (loss)			(5.7)	(0.9)			(11.8)	4.5
Equity based compensation amortization			1.1	0.9			2.8	2.4
Shares withheld for taxes on equity transactions			—	0.1			(0.3)	(0.3)
Issuance of Class A Common Stock to related party			—	—			—	3.0
Benefit from reversal of valuation allowance			—	0.6			—	1.2
Repurchase of Class A Common Stock			—	(0.3)			(3.1)	(0.3)
Balance, end of period			$190.6	$202.5			$190.6	$202.5
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(11.8)	$4.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.8	25.9
Equity based compensation	2.8	2.4
Gain on debt retirement	(2.1)	—
Other costs, net	3.0	1.8
Changes in operating assets and liabilities
Accounts receivable	20.4	(3.5)
Contract assets	0.3	(1.1)
Inventory	0.9	2.4
Prepaid expenses	3.4	0.2
Other assets	(0.6)	0.9
Accounts payable	(5.6)	(6.0)
Accrued expenses	(9.9)	8.0
Operating lease, right-of-use obligations	(1.4)	—
Other long-term liabilities	1.1	0.8
Net cash provided by operating activities	27.3	36.3

Cash Flows from Investing Activities
Purchase of property and equipment	(6.4)	(19.6)
Proceeds from disposal of property and equipment	0.8	0.6
Net cash used in investing activities	(5.6)	(19.0)

Cash Flows from Financing Activities
Borrowings under Credit Facility	35.9	25.5
Principal payments on Credit Facility	(42.9)	(26.0)
Principal payments on Encina Master Financing Agreement	(7.5)	(7.3)
Principal payments on ESCO Note Payable	(3.6)	—
Principal payments on financing lease obligations	(3.7)	(3.5)
Repurchase of Class A Common Stock	(3.1)	(0.3)
Shares withheld on equity transactions	(0.3)	(0.3)
Net cash used in financing activities	(25.2)	(11.9)

Decrease in Cash and Cash equivalents	(3.5)	5.4
Cash and Cash Equivalents, Beginning of Period	6.9	2.6
Cash and Cash Equivalents, End of Period	$3.4	$8.0

Supplemental Cash Flow Information
Interest paid	$2.3	$3.5
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$0.1	$(2.3)
Additions to fixed assets through financing leases	$(1.0)	$(2.0)
Early termination of financing leases	$1.3	$—
Initial operating lease right-of-use asset additions	$—	$(8.3)
Issuance of Class A Common Stock to related party	$—	$3.0
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
The Company offers services that consist of well completion support, workover, well maintenance, wireline, fluid management, other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high-spec well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
•Completion and Other Services. Provides wireline completion services necessary to bring a well on production and other ancillary services often utilized in conjunction with the high-spec rig services to enhance the production of a well.
•Processing Solutions. Provides proprietary, modular equipment for the processing of natural gas.
The Company’s operations take place in most of the active oil and natural gas basins in the United States, including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
Organization
Ranger, Inc. was incorporated as a Delaware corporation in February 2017. Ranger, Inc. is a holding company, and its sole material assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), the subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
Recent Events
The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe in the second and third quarters of 2020 has resulted, and is likely to continue to result, in significant economic disruption and has, and is likely to continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which includes the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take effect at the close of the first quarter ended March 31, 2020, and continued through the issuance of these condensed consolidated financial statements. The full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these condensed consolidated financial statements is uncertain. At the time of this filing, cases of COVID-19 in the U.S. remain high, including in Texas, where we conduct significant operations.
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the third quarter of 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June

2020; however, on July 15, 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry. OPEC Plus is scheduled to meet again in the fourth quarter of 2020 and it is possible OPEC Plus may decide to further production increases.
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
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have and may continue to negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of the Company’s customers to conduct business, which would result in a decrease in demand for services and lower utilization of the Company’s assets; limitations on the ability of suppliers to provide materials or equipment, limitations on the ability of the Company’s employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; and limitations on the ability of customers to pay us on a timely basis. If prolonged, such factors may also negatively affect the carrying values of the Company’s property and equipment and intangible assets. At the close of the first quarter, the Company initiated cost reductions throughout the organization, including a reduction in the workforce and salary reductions. Additionally, various other operational, travel and organizational expense reductions will continue to manage costs to preserve liquidity through the downturn. We believe these actions will provide sufficient liquidity to finance our operations for twelve months post issuance of these consolidated financial statements. We will continue to actively monitor the situation and may take further actions that alter business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of the Company’s employees, customers and stakeholders.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2020.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:
•Depreciation and amortization of property and equipment and intangible assets;
•Impairment of property and equipment and intangible assets;
•Revenue recognition;
•Income taxes; and
•Equity-based compensation.
Emerging Growth Company Status and Smaller Reporting Company Status
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of its initial public offering (“IPO”), (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
The Company is also a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as Amended. Smaller reporting company means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.
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

Note 3 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2020	December 31, 2019
High specification rigs	20	$127.2	$127.2
High specification rigs machinery and equipment	5 - 10	41.8	38.3
Completion and other services machinery and equipment	5 - 10	55.9	55.8
Processing solutions machinery and equipment	3 - 30	45.9	40.8
Vehicles	3 - 15	21.5	25.9
Other property and equipment	5 - 25	10.6	10.1
Property and equipment		302.9	298.1
Less: accumulated depreciation		(106.9)	(85.5)
Construction in progress		1.9	6.3
Property and equipment, net		$197.9	$218.9
Depreciation expense was $8.2 million and $8.9 million for the three months ended September 30, 2020 and 2019, respectively, and $26.2 million and $25.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Note 4 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2020	December 31, 2019
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(2.7)	(2.1)
Intangible assets, net		$8.7	$9.3
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2021	$0.7
2022	0.7
2023	0.7
2024	0.7
2025	0.8
Thereafter	5.1
Total	$8.7
Note 5 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2020	December 31, 2019
Accrued payables	$3.2	$8.3
Accrued compensation	3.7	6.3
Accrued taxes	1.4	1.8
Accrued insurance	0.2	2.0
Accrued expenses	$8.5	$18.4

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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2020 and 2019, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Short-term lease costs	$0.3	$1.1	$1.7	$4.4
Operating lease cost	$0.7	$0.9	$2.1	$2.2
Operating cash outflows from operating leases	$0.7	$0.8	$2.1	$2.2

Weighted average remaining lease term			6.0 years	5.8 years
Weighted average discount rate			9.3%	9.3%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2021	$1.5
2022	1.1
2023	0.9
2024	0.9
2025	0.9
Thereafter	1.7
Total future minimum lease payments	7.0
Less: amount representing interest	(1.8)
Present value of future minimum lease payments	5.2
Less: current portion of operating lease obligations	(1.0)
Long-term portion of operating lease obligations	$4.2
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
Lease costs and other information related to finance leases for the three and nine months ended September 30, 2020 and 2019, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of finance leases	$1.0	$1.3	$3.8	$3.8
Interest on lease liabilities	$0.1	$0.2	$0.4	$0.6
Financing cash outflows from finance leases	$1.1	$1.3	$3.7	$3.5

Weighted average remaining lease term			1.4 years	1.6 years
Weighted average discount rate			3.9%	4.4%

Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2021	$3.3
2022	1.2
2023	0.5
2024	0.1
Total future minimum lease payments	5.1
Less: amount representing interest	(0.4)
Present value of future minimum lease payments	4.7
Less: current portion of finance lease obligations	(3.0)
Long-term portion of finance lease obligations	$1.7
Note 7 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	September 30, 2020	December 31, 2019
ESCO Notes Payable	$—	$5.8
Credit Facility	2.7	9.5
Encina Master Financing Agreement	19.7	27.1
Total Debt	22.4	42.4
Current portion of long-term debt	(10.0)	(15.8)
Long term-debt, net	$12.4	$26.6
ESCO Notes Payable
In connection with the IPO and the ESCO Leasing, LLC (“ESCO”) acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of Seller’s Notes as partial consideration for the ESCO acquisition. These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million, which was settled during the nine months ended September 30, 2020. Both of these notes bore interest at 5.0%, payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims. Interest on the outstanding principal balance was accrued through the maturity date of the Note Payable. During the nine months ended September 30, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, in full, and recognized a gain on the retirement of debt of $2.1 million, which is included in the Condensed Consolidated Statement of Operations within general and administrative expenses. Please see Note 12 — Commitments and Contingencies for further details.
Credit Facility
On August 16, 2017, Ranger Services, entered into a $50.0 million senior unsecured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. Such calculation is submitted, in the form of a borrowing base certificate, to the Administrative Agent within ten business days of the preceding month end. The Credit Facility includes cash dominion provisions that permits the Administrative Agent to sweep cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Credit Facility. Such dominion is triggered when excess availability is less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination. When the Company is subject to dominion, for 30 consecutive days it is required to either (a) maintain excess availability in excess of the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination and no event of default has occurred and is continuing or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. During the three months ended March 31, 2020, the Company borrowed against the Credit Facility causing dominion to revert to the Administrative Agent, however after the 30 consecutive day period, as defined above, dominion reverted back to the Company in April 2020. The borrowings under the Credit Facility, and related issuance costs, were included in long-term debt, net in the Condensed Consolidated Balance Sheets as of September 30, 2020, as the Company was not subject to dominion. The Credit Facility is scheduled to mature on August 16, 2022.

The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 1.75% and the applicable margin for Base Rate loans was 0.75% as of September 30, 2020. The weighted average interest rate for the borrowings under the Credit Facility was 3.2% for the nine months ended September 30, 2020.

Under the Credit Facility, the total loan capacity was $13.4 million, which was based on a borrowing base certificate in effect as of September 30, 2020. The Company had outstanding borrowings of $3.0 million under the Credit Facility, leaving a residual $10.4 million available for borrowings as of September 30, 2020. The Company was in compliance with the Credit Facility covenants as of September 30, 2020. The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the Credit Facility. Such fees will be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of September 30, 2020 was $0.3 million.
Encina Master Financing and Security Agreement
On June 22, 2018, the Company entered into a Master Financing and Security Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. The Company utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high-spec rig assets. As of September 30, 2020, the aggregate principal balance outstanding under the Financing Agreement was $20.2 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of September 30, 2020. Under the terms of the Financing Agreement, in no event will LIBOR fall below 1.5% and it requires the Company to maintain a leverage ratio of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of September 30, 2020.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included in the Condensed Consolidated Balance Sheets as a discount to the long term debt. Such fees will be amortized through maturity and are included in Interest Expense, net in the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs as of September 30, 2020 was $0.5 million.
Debt Obligations and Scheduled Maturities
As of September 30, 2020, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending September 30,	Total
2021	$10.0
2022	12.1
2023	1.1
Total	$23.2
Note 8 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares”) and performance-based restricted stock units (“performance stock units”) under the 2017 Plan.
Restricted Stock Awards
During the nine months ended September 30, 2020 and 2019, the Company granted 649,039 and 580,091 restricted shares, respectively, and the aggregate value of the restricted shares granted was $2.5 million and $4.4 million, respectively. As of September 30, 2020, there was an aggregate $4.1 million of unrecognized expense related to restricted shares issued which are expected to be recognized over a weighted average period of 1.8 years.

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
During the nine months ended September 30, 2020, the Company granted 121,262 target shares of market based performance stock units at a relative and absolute grant date fair value of approximately $6.33 per share and $3.62 per share, respectively, which are expected to vest on April 3, 2023. During the nine months ended September 30, 2019, the Company granted 105,920 target shares of market based performance stock units at a relative and absolute grant date fair value of approximately $11.96 per share and $9.50 per share, respectively, which are expected to vest on March 21, 2022. As of September 30, 2020, there was an aggregate $1.1 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.6 years.
Share Repurchases
During the nine months ended September 30, 2020, the Company repurchased 344,827 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. See Note 12 — Commitments and Contingencies for further details.
In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may have taken place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program was 12 months and therefore ended in June 2020. During the nine months ended September 30, 2020 and 2019, the Company repurchased 93,063 and 47,474 shares of the Company’s Class A Common Stock for an aggregate $0.7 million and $0.3 million, respectively.
Share Issuance to Related Party
In connection with the IPO, we entered into a master reorganization agreement (the “Master Reorganization Agreement”) under which the parties thereto effected a series of restructuring transactions. Under the Master Master Reorganization Agreement, an aggregate $3.0 million liability was settled by the Company and CSL Energy Holdings I, LLC during the nine months ended September 30, 2019. At the Company’s discretion, the liability was settled through the issuance of 206,897 Class A Common Stock.
Note 9 — Risk Concentrations
Customer Concentrations
For the three months ended September 30, 2020, two customers, EOG Resources and Concho Resources, Inc., accounted for 24% and 16%, respectively, of the Company’s consolidated revenues. For the nine months ended September 30, 2020, the same two customers accounted for 20% and 18% of the Company’s consolidated revenues, respectively. As of September 30, 2020, approximately 27% of the net accounts receivable balance was due from these customers.
For the three months ended September 30, 2019, two customers, EOG Resources and Concho Resources, Inc., accounted for 19% and 14%, respectively, of the Company’s consolidated revenues. For the nine months ended September 30, 2019, the same two customers accounted for 17% and 13%, respectively, of the Company’s consolidated revenues. As of September 30, 2019, approximately 25% of the accounts receivable balance was due from these customers.
Note 10 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2020 and 2019 was (0.8)% and 24.2%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
As a result of the initial public offering and subsequent reorganization, the Company recorded a deferred tax asset. However, a full valuation allowance (“VA”) has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized. The VA is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
Total income tax expense for the three and nine months ended September 30, 2020 and 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to changes in the valuation allowance related to pre-tax book income or loss and the impact of permanent differences between book and taxable income or loss attributable to noncontrolling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to noncontrolling interest is subject to tax when reported as a component of the noncontrolling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2020, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2018, 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2020, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2020, there were no material tax impacts to the condensed consolidated financial statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.2 million as of September 30, 2020. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
Note 11 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of net income (loss) allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings (loss) per share were as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(3.2)	$(0.5)	$(6.6)	$2.5
Net income (loss) attributable to Class A Common Stock	$(3.2)	$(0.5)	$(6.6)	$2.5

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(3.2)	$(0.5)	$(6.6)	$2.5
Effect of noncontrolling interest, net of tax	—	—	—	1.3
Net income (loss) attributable to Class A Common Stock	$(3.2)	$(0.5)	$(6.6)	$3.8

Weighted average shares (denominator):
Weighted average number of shares - basic	8,506,781	8,769,389	8,532,788	8,591,128
Effect of share-based awards	—	—	—	—
Effect of noncontrolling interest, net of tax	—	—	—	6,866,154
Weighted average number of shares - diluted	8,506,781	8,769,389	8,532,788	15,457,282

Basic income (loss) per share	$(0.38)	$(0.06)	$(0.77)	$0.29
Diluted income (loss) per share	$(0.38)	$(0.06)	$(0.77)	$0.25
During the three and nine months ended September 30, 2020, the Company excluded approximately 1.3 million of equity-based awards and 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share. During the three months ended September 30, 2019, the Company excluded 0.9 million of equity-based awards and 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share. During the nine months ended September 30, 2019, the Company excluded 0.9 million of equity-based awards. These items were excluded from the calculation of earnings (loss) per share, for the respective periods, as the effect was anti-dilutive.

Note 12 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims. During the nine months ended September 30, 2020, the Company paid an aggregate of $6.2 million to ESCO, of which $3.8 million was paid to settle the Seller’s Note, and any unpaid interest, and $2.4 million was paid to repurchase shares of the Company’s Class A Common Stock. Please see “Note 7 — Debt” and “Note 8 — Equity” for further details of the debt and equity settlements.
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
The following is a description of each operating segment:
High Specification Rigs.  The Company’s high-spec rigs facilitate operations throughout the lifecycle of a well, including (i) completion, (ii) workover, (iii) well maintenance and (iv) decommissioning. The Company provides these advanced well services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. The Company’s high-spec rigs are designed to support growing U.S. horizontal well demands. In addition to the core well service rig operations, the Company offers a suite of complementary services.
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

Segment information as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended September 30, 2020
Revenues	$14.5	$18.9	$1.2	$—	$34.6
Cost of services	12.3	14.0	0.3	—	26.6
Depreciation and amortization	4.6	2.7	0.7	0.4	8.4
Operating income (loss)	(2.4)	2.2	0.2	(5.0)	(5.0)
Interest expense, net	—	—	—	0.8	0.8
Net income (loss)	(2.4)	2.2	0.2	(5.7)	(5.7)
Capital expenditures	$0.2	$0.3	$0.1	$—	$0.6
	Nine Months Ended September 30, 2020
Revenues	$60.8	$79.9	$5.6	$—	$146.3
Cost of services	52.3	59.0	2.2	—	113.5
Depreciation and amortization	15.1	8.0	2.6	1.1	26.8
Operating income (loss)	(6.6)	12.9	0.8	(16.2)	(9.1)
Interest expense, net	—	—	—	2.7	2.7
Net income (loss)	(6.6)	12.9	0.8	(18.9)	(11.8)
Capital expenditures	$4.5	$2.0	$0.5	$0.3	$7.3
	As of September 30, 2020
Property and equipment, net	$120.9	$33.3	$38.4	$5.3	$197.9
Total assets	$153.5	$42.3	$38.9	$6.7	$241.4

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended September 30, 2019
Revenues	$32.5	$45.3	$6.3	$—	$84.1
Cost of services	29.3	34.6	2.8	—	66.7
Depreciation and amortization	5.3	2.9	0.6	0.3	9.1
Operating income (loss)	(2.1)	7.8	2.9	(7.0)	1.6
Interest expense, net	—	—	—	1.4	1.4
Net income (loss)	(2.1)	7.8	2.9	(9.5)	(0.9)
Capital expenditures	$3.2	$0.5	$1.2	$—	$4.9
	Nine Months Ended September 30, 2019
Revenues	$97.3	$143.2	$16.2	$—	$256.7
Cost of services	85.4	107.5	6.9	—	199.8
Depreciation and amortization	14.9	8.6	1.6	0.8	25.9
Operating income (loss)	(3.0)	27.1	7.7	(21.0)	10.8
Interest expense, net	—	—	—	4.6	4.6
Net income (loss)	(3.0)	27.1	7.7	(27.3)	4.5
Capital expenditures	$7.2	$4.1	$7.7	$0.5	$19.5
	As of December 31, 2019
Property and equipment, net	$132.2	$40.8	$40.5	$5.4	$218.9
Total assets	$186.1	$57.4	$42.6	$7.4	$293.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2019 (our “Annual Report”). We assume no obligation to update any of these forward-looking statements.
Overview
Our service offerings consist of well completion support, workover, well maintenance, wireline, fluid management, other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high-specification (“high-spec”) well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
•Completion and Other Services. Provides wireline completion services necessary to bring a well on production and other ancillary services often utilized in conjunction with our high-spec rig services to enhance the production of a well.
•Processing Solutions. Provides proprietary, modular equipment for the processing of natural gas.
For additional financial information about our segments, please see “Item 1. Financial Information — Note 13 — Segment Reporting.”
Recent Events and Outlook
The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe in the second and third quarters of 2020 has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe decline in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The risks associated with the COVID-19 pandemic have impacted our workforce and the way we meet our business objectives. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020 and continued through the close of the third quarter ended September 30, 2020; however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these financial statements is uncertain. At the time of this filing, cases of COVID-19 in the U.S. were remain high, including in Texas, where we conduct significant operations.
COVID-19 and numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. We expect this global equity market volatility experienced during 2020 to continue at least until the outbreak of COVID-19 stabilizes, if not longer. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates.
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the third quarter of 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June 2020; however, on July 15, 2020 OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry. OPEC Plus is scheduled to meet again in the fourth quarter of 2020 and it is possible OPEC Plus may decide to further production increases.
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
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have and may continue to negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers to provide materials or equipment, limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; limitations on the ability of our customers to conduct business; and limitations on the ability of our customers to pay us on a timely basis. If prolonged, such factors may also negatively affect the carrying values of our property and equipment and intangible assets. As of the date of this report, the Company successfully implemented cost reductions throughout the organization, including a reduction in workforce of approximately 50% and salary reductions across the Company’s organizational structure, which has reduced payroll expense by more than 60% since the beginning of 2020. Additionally, we have made various other operational, travel and organizational expense reductions and will continue to manage costs to preserve liquidity through this downturn. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and stakeholders. Currently, we expect to have sufficient liquidity to operate our business and remain in compliance with the financial covenants under our Credit Facility agreement for at least the next 12 months from the date of issuance of these financial statements.
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
How We Evaluate Our Operations
Management uses a variety of metrics to analyze our operating results and profitability, which include operating revenues, cost of conducting our operations, operating income (loss) and adjusted EBITDA, among others. Within our High Specification Rig segment, management uses additional metrics to analyze our activity levels and profitability, including, rig hours and rig utilization.
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
Direct cost of services and general and administrative expenses include the following major cost categories: (i) personnel costs; and (ii) equipment costs, including repair and maintenance.
Personnel costs associated with our operational employees represent a significant cost of our business. A substantial portion of our labor costs is attributable to our crews and is partly variable based on the requirements of specific customers and operations. A key component of personnel costs relate to the ongoing training of our employees, which improves safety rates and reduces attrition. We also incur costs to employ personnel to support our services and perform maintenance on our assets. Costs for these employees are not directly tied to our level of business activity. During the nine months ended September 30, 2020, the Company significantly reduced the workforce due to the impacts of the COVID-19 and geopolitical events that have recently taken place. Additionally, we implemented salary reductions across our organizational structure. The combined impact of the workforce reduction and salary reductions has resulted in payroll expense decreasing by more than 60% since the beginning of 2020. We will continue to actively manage costs and take further actions as necessary. See “—Recent Events and Outlook” above.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a financial measure not determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), as an important indicator of performance. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax provision or benefit, depreciation and amortization, equity-based compensation, acquisition-related and severance costs, gain or loss on disposal of assets and other non-cash and certain items that we do not view as indicative of our ongoing performance. See “Results of Operations—Note Regarding Non-GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information.

	Three Months Ended September 30,		Change
	2020	2019	$	%
Revenues
High specification rigs	$14.5	$32.5	$(18.0)	(55)%
Completion and other services	18.9	45.3	(26.4)	(58)%
Processing solutions	1.2	6.3	(5.1)	(81)%
Total revenues	34.6	84.1	(49.5)	(59)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	12.3	29.3	(17.0)	(58)%
Completion and other services	14.0	34.6	(20.6)	(60)%
Processing solutions	0.3	2.8	(2.5)	(89)%
Total cost of services	26.6	66.7	(40.1)	(60)%
General and administrative	4.6	6.7	(2.1)	(31)%
Depreciation and amortization	8.4	9.1	(0.7)	(8)%
Total operating expenses	39.6	82.5	(42.9)	(52)%

Operating income (loss)	(5.0)	1.6	(6.6)	(413)%

Other expenses
Interest expense, net	0.8	1.4	(0.6)	(43)%
Total other expenses	0.8	1.4	(0.6)	(43)%

Income (loss) before income tax expense	(5.8)	0.2	(6.0)	(3000)%
Tax expense (benefit)	(0.1)	1.1	(1.2)	(109)%
Net income (loss)	$(5.7)	$(0.9)	$(4.8)	533%
Revenues. Revenues for the three months ended September 30, 2020 decreased $49.5 million, or 59%, to $34.6 million from $84.1 million for the three months ended September 30, 2019. The decrease in revenues, across all reporting segments, is due to the deterioration of crude oil pricing and significantly reduced demand for our services during the three months ended September 30, 2020, as described in “—Recent Events and Outlook” above. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended September 30, 2020 decreased $18.0 million, or 55%, to $14.5 million from $32.5 million for the three months ended September 30, 2019. The decrease in rig services revenue included a 52% decrease in total rig hours to 30,200 for the three months ended September 30, 2020 from 62,400 for the three months ended September 30, 2019. The decreased rig hours attributed to a 51% reduction in rig utilization. The average revenue per rig hour decreased seven percent to $480 from $519 for the three months ended September 30, 2019.
Completion and Other Services. Completion and Other Services revenues for the three months ended September 30, 2020 decreased $26.4 million, or 58%, to $18.9 million from $45.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to our wireline business, which accounted for approximately $16.7 million, or 63%, of the segment revenue decrease. The decrease in wireline services revenue included a 40% decrease in active wireline units to six units as of September 30, 2020 from ten units as of September 30, 2019. All other service lines also had comparable revenue reductions.
Processing Solutions. Processing Solutions revenues for the three months ended September 30, 2020 decreased $5.1 million, or 81%, to $1.2 million from $6.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decline in mobilization and maintenance revenue related to our Mechanical Refrigeration Units (“MRU”), which was attributable to a decline in MRU utilization. Our MRU utilization decreased to nine percent as of September 30, 2020, from 52% as of September 30, 2019, which accounted for approximately $1.5 million, or 33%, of the revenue decline.

The MRU utilization decrease was due to certain of our customer contracts that terminated during 2020, as scheduled, without renewal.
Cost of services (excluding depreciation and amortization shown separately). Cost of services for the three months ended September 30, 2020 decreased $40.1 million, or 60%, to $26.6 million from $66.7 million for the three months ended September 30, 2019. As a percentage of revenue, cost of services was 77% and 79% for the three months ended September 30, 2020 and 2019, respectively. The decline in cost of services, across all segments, corresponds with the decreased demand for our services, as described in “—Recent Events and Outlook,” above and is primarily attributable to a reduction in variable employee costs related to the reduction in our workforce. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended September 30, 2020 decreased $17.0 million, or 58% to $12.3 million from $29.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs.
Completion and Other Services. Completion and Other Services cost of services for the three months ended September 30, 2020 decreased $20.6 million, or 60%, to $14.0 million from $34.6 million for the three months ended September 30, 2019. The decrease was primarily attributable to a reduction in the wireline business, which accounted for approximately $13.9 million, or 64%, of the segment cost of sales decrease. The decrease was primarily attributable to a reduction in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services for the three months ended September 30, 2020 decreased $2.5 million, or 89%, to $0.3 million from $2.8 million for the three months ended September 30, 2019. The decrease was primarily attributable to a reduction in employee costs and costs associated with ancillary equipment rentals, corresponding with a decrease in revenue.
General & Administrative. General and administrative expenses decreased $2.1 million, or 31%, to $4.6 million for the three months ended September 30, 2020 compared to $6.7 million for the three months ended September 30, 2019. The decrease is attributable to lower employee costs, which is related to our reduction in workforce, and lower professional fees during the three months ended September 30, 2020.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2020 decreased $0.7 million, or 8%, to $8.4 million from $9.1 million for the three months ended September 30, 2019. The decrease is attributable to depreciation expense for fixed assets placed into service during the trailing 12 months, partially offset by asset retirements.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2020 decreased $0.6 million, or 43%, to $0.8 million from $1.4 million for the three months ended September 30, 2019. The decrease to net interest expense was attributable to the reduction of the principal balances on our Encina Master Financing Agreement and Credit Facility, coupled with a decrease in London Interbank Offering Rate (“LIBOR”).

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information.

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Revenues
High specification rigs	$60.8	$97.3	$(36.5)	(38)%
Completion and other services	79.9	143.2	(63.3)	(44)%
Processing solutions	5.6	16.2	(10.6)	(65)%
Total revenues	146.3	256.7	(110.4)	(43)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	52.3	85.4	(33.1)	(39)%
Completion and other services	59.0	107.5	(48.5)	(45)%
Processing solutions	2.2	6.9	(4.7)	(68)%
Total cost of services	113.5	199.8	(86.3)	(43)%
General and administrative	15.1	20.2	(5.1)	(25)%
Depreciation and amortization	26.8	25.9	0.9	3%
Total operating expenses	155.4	245.9	(90.5)	(37)%

Operating income (loss)	(9.1)	10.8	(19.9)	(184)%

Other expenses
Interest expense, net	2.7	4.6	(1.9)	(41)%
Total other expenses	2.7	4.6	(1.9)	(41)%

Income (loss) before income tax expense	(11.8)	6.2	(18.0)	(290)%
Tax expense (benefit)	—	1.7	(1.7)	(100)%
Net income (loss)	$(11.8)	$4.5	$(16.3)	(362)%

Revenues. Revenues for the nine months ended September 30, 2020 decreased $110.4 million, or 43%, to $146.3 million from $256.7 million for the nine months ended September 30, 2019. The decrease in revenues, across all reporting segments, is due to the deterioration of crude oil pricing and significantly reduced demand for our services during the nine months ended September 30, 2020, as described in “—Recent Events and Outlook” above. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the nine months ended September 30, 2020 decreased $36.5 million, or 38%, to $60.8 million from $97.3 million for the nine months ended September 30, 2019. The decrease in rig services revenue included a 36% decrease in total rig hours to 117,200 for the nine months ended September 30, 2020 from 184,700 for the nine months ended September 30, 2019. The decreased rig hours drove a 36% decrease in rig utilization. Our average revenue per rig hour decreased one percent to $518 from $524 for the nine months ended September 30, 2019.
Completion and Other Services. Completion and Other Services revenues for the nine months ended September 30, 2020 decreased $63.3 million, or 44%, to $79.9 million from $143.2 million for the nine months ended September 30, 2019. The decrease is primarily attributable to our wireline business, which accounted for $40.0 million, or 63%, of the revenue decrease. The decrease in wireline revenue included a 40% reduction in active wireline units to six units as of September 30, 2020 from ten units as of September 30, 2019. All other service lines also had revenue reductions.
Processing Solutions. Processing Solutions revenues for the nine months ended September 30, 2020 decreased $10.6 million, or 65%, to $5.6 million from $16.2 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a reduction in MRU utilization to nine percent as of September 30, 2020, from 52% as of September 30, 2019, which accounted for approximately $4.3 million, or 77%, of the revenue decline. The MRU utilization decrease was due to certain of our customer contracts that terminated during 2020, as scheduled, without renewal.

Cost of services (excluding depreciation and amortization shown separately). Cost of services for the nine months ended September 30, 2020 decreased $86.3 million, or 43%, to $113.5 million from $199.8 million for the nine months ended September 30, 2019. As a percentage of revenue, cost of services was approximately 78% for both the nine months ended September 30, 2020 and 2019. The decline in cost of services, across all segments, corresponds with the decreased demand for our services, as described “—Recent Events and Outlook,” above and is primarily attributable to a reduction in employee costs, as a result of a significant reduction in work force. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the nine months ended September 30, 2020 decreased $33.1 million, or 39%, to $52.3 million from $85.4 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs, corresponding with a decrease in total rig hours and utilization rates.
Completion and Other Services. Completion and Other Services cost of services for the nine months ended September 30, 2020 decreased $48.5 million, or 45%, to $59.0 million from $107.5 million for the nine months ended September 30, 2019. The segment decrease was primarily attributable to a reduction in our wireline business, which accounted for $30.0 million, or 61% of the segment decrease. The decrease was primarily attributable to a reduction in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services for the nine months ended September 30, 2020 decreased $4.7 million, or 68%, to $2.2 million from $6.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a reduction in labor costs and costs associated with ancillary equipment rentals, corresponding with a decrease in revenue.
General & Administrative. General and administrative expenses for the nine months ended September 30, 2020 decreased $5.1 million, or 25%, to $15.1 million from $20.2 million for the nine months ended September 30, 2019. The decrease is attributable to the gain on debt retirement of $2.1 million related to the settlement of the ESCO Seller’s Notes during the nine months ended September 30, 2020, as well as lower employee costs and lower professional fees.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2020 decreased $0.9 million, or 3%, to $26.8 million from $25.9 million for the nine months ended September 30, 2019. The decrease is attributable to depreciation expense for fixed assets placed into service during the trailing 12 months, partially offset by asset retirements.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2020 decreased $1.9 million, or 41%, to $2.7 million from $4.6 million for the nine months ended September 30, 2019. The decrease to net interest expense was attributable to the reduction of the principal balances on our Encina Master Financing Agreement and Credit Facility, coupled with a decrease in LIBOR.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), depreciation and amortization, equity-based compensation, acquisition-related, severance and reorganization costs, impairment of goodwill, gain or loss on disposal of assets and certain other items that we do not view as indicative of our ongoing performance.
We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss determined in accordance with U.S. GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of net income (loss) to Adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 13—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended September 30, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(2.4)	$2.2	$0.2	$(5.7)	$(5.7)
Interest expense, net	—	—	—	0.8	0.8
Tax expense (benefit)	—	—	—	(0.1)	(0.1)
Depreciation and amortization	4.6	2.7	0.7	0.4	8.4
Equity based compensation	—	—	—	1.1	1.1
Severance and reorganization costs	—	—	—	(0.4)	(0.4)
Loss on disposal of property and equipment	0.2	0.1	—	—	0.3
Adjusted EBITDA	$2.4	$5.0	$0.9	$(3.9)	$4.4

	Three Months Ended September 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(2.1)	$7.8	$2.9	$(9.5)	$(0.9)
Interest expense, net	—	—	—	1.4	1.4
Tax expense (benefit)	—	—	—	1.1	1.1
Depreciation and amortization	5.3	2.9	0.6	0.3	9.1
Equity based compensation	—	—	—	0.9	0.9
Severance and reorganization costs	0.1	—	—	—	0.1
Loss on disposal of property and equipment	—	—	—	0.5	0.5
Adjusted EBITDA	$3.3	$10.7	$3.5	$(5.3)	$12.2

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.3)	$(5.6)	$(2.7)	$3.8	$(4.8)
Interest expense, net	—	—	—	(0.6)	(0.6)
Tax expense (benefit)	—	—	—	(1.2)	(1.2)
Depreciation and amortization	(0.7)	(0.2)	0.1	0.1	(0.7)
Equity based compensation	—	—	—	0.2	0.2
Severance and reorganization costs	(0.1)	—	—	(0.4)	(0.5)
Loss on disposal of property and equipment	0.2	0.1	—	(0.5)	(0.2)
Adjusted EBITDA	$(0.9)	$(5.7)	$(2.6)	$1.4	$(7.8)
Adjusted EBITDA for the three months ended September 30, 2020 decreased $7.8 million to $4.4 million from $12.2 million for the three months ended September 30, 2019. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2020 decreased $0.9 million to $2.4 million from $3.3 million for the three months ended September 30, 2019, due to decreased revenues of $18.0 million, partially offset by a corresponding decrease in cost of services of $17.0 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA for the three months ended September 30, 2020 decreased $5.7 million to $5.0 million from $10.7 million for the three months ended September 30, 2019, due to a decrease in revenues of $26.4 million, partially offset by a corresponding decrease in cost of services of $20.6 million.

Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended September 30, 2020 decreased $2.6 million to $0.9 million from $3.5 million for the three months ended September 30, 2019, due to a decrease in revenue of $5.1 million, partially offset by a corresponding decrease in cost of services of $2.5 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2020 increased $1.4 million to a loss of $3.9 million from a loss of $5.3 million for the three months ended September 30, 2019. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The increase was primarily due to a reduction in the Company’s general and administrative costs.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 13—Segment Reporting” and “—Results of Operations” for further details.

	Nine Months Ended September 30, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(6.6)	$12.9	$0.8	$(18.9)	$(11.8)
Interest expense, net	—	—	—	2.7	2.7
Tax expense (benefit)	—	—	—	—	—
Depreciation and amortization	15.1	8.0	2.6	1.1	26.8
Equity based compensation	—	—	—	2.8	2.8
Severance and reorganization costs	0.4	0.2	—	—	0.6
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
Loss on disposal of property and equipment	0.2	0.1	—	(0.3)	—
Adjusted EBITDA	$9.1	$21.2	$3.4	$(14.7)	$19.0

	Nine Months Ended September 30, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(3.0)	$27.1	$7.7	$(27.3)	$4.5
Interest expense, net	—	—	—	4.6	4.6
Tax expense (benefit)	—	—	—	1.7	1.7
Depreciation and amortization	14.9	8.6	1.6	0.8	25.9
Equity based compensation	—	—	—	2.4	2.4
Severance and reorganization costs	0.1	—	—	—	0.1
Gain on retirement of debt	—	—	—	—	—
Loss on disposal of property and equipment	—	—	—	0.2	0.2
Adjusted EBITDA	$12.0	$35.7	$9.3	$(17.6)	$39.4

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(3.6)	$(14.2)	$(6.9)	$8.4	$(16.3)
Interest expense, net	—	—	—	(1.9)	(1.9)
Tax expense	—	—	—	(1.7)	(1.7)
Depreciation and amortization	0.2	(0.6)	1.0	0.3	0.9
Equity based compensation	—	—	—	0.4	0.4
Severance and reorganization costs	0.3	0.2	—	—	0.5
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
Loss on disposal of property and equipment	0.2	0.1	—	(0.5)	(0.2)
Adjusted EBITDA	$(2.9)	$(14.5)	$(5.9)	$2.9	$(20.4)

Adjusted EBITDA for the nine months ended September 30, 2020 decreased $20.4 million to $19.0 million from $39.4 million for the nine months ended September 30, 2019. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2020 decreased $2.9 million to $9.1 million from $12.0 million for the nine months ended September 30, 2019, due to decreased revenues of $36.5 million, partially offset by a corresponding decrease in cost of services of $33.1 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA for the nine months ended September 30, 2020 decreased $14.5 million to $21.2 million from $35.7 million for the nine months ended September 30, 2019, due to decreased revenues of $63.3 million, partially offset by a corresponding decrease in cost of services of $48.5 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the nine months ended September 30, 2020 decreased $5.9 million to $3.4 million from $9.3 million for the nine months ended September 30, 2019, due to decreased revenues of $10.6 million, partially offset by a corresponding decrease in cost of services of $4.7 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2020 increased $2.9 million to a loss of $14.7 million from a loss of $17.6 million for the nine months ended September 30, 2019. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The decrease was primarily due to a reduction in the Company’s general and administrative costs.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. The borrowing base under our Credit Facility is calculated monthly on a percentage of our eligible accounts receivable less certain reserves. As of September 30, 2020, our borrowing base was reduced to $13.4 million compared to $30.5 million as of December 31, 2019, as a result of decreased accounts receivable during the period. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business.
As of September 30, 2020, we had cash on hand of $3.4 million, operating cash flows of $27.3 million and availability under our Credit Facility of $10.4 million. As of October 21, 2020, our cash on hand and available borrowings under our Credit Facility approximated $14.0 million. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and to stay within our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. See additional information under “— Our Debt Obligations.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in millions)
Net cash provided by operating activities	$27.3	$36.3	$(9.0)	(25)%
Net cash used in investing activities	(5.6)	(19.0)	13.4	71%
Net cash used in financing activities	(25.2)	(11.9)	(13.3)	112%
Net change in cash	$(3.5)	$5.4	$(8.9)	(165)%
Operating Activities
Net cash provided by operating activities decreased $9.0 million to cash provided of $27.3 million for the nine months ended September 30, 2020 compared to cash provided of $36.3 million for the nine months ended September 30, 2019. The change in cash flows provided by operating activities is primarily attributable to cash collections related to accounts receivable, partially offset by cash payments related to our accounts payable and accrued expenses. The Company increased cash generated from working capital for the nine months ended September 30, 2020 by $8.4 million, or 100%, to cash generated from working capital of $8.4 million compared to the nine months ended September 30, 2019.
Investing Activities
Net cash used in investing activities decreased $13.4 million to a use of cash of $5.6 million for the nine months ended September 30, 2020 compared to a use of cash of $19.0 million for the nine months ended September 30, 2019. The change in cash flows used in investing activities is attributable to a significant reduction in capital expenditures during the current year in response to the economic events that have taken place in the industry, coupled with an increased level of fixed assets acquired during the nine months ended September 30, 2019, relative to the corresponding period of the current year.
Financing Activities
Net cash flows used in financing activities increased $13.3 million to a use of cash of $25.2 million for the nine months ended September 30, 2020 compared to a use of cash of $11.9 million for the nine months ended September 30, 2019. The change in cash flows from financing activities is primarily attributable to repayments on the principal balance of our Credit Facility and Encina Master Financing Agreement, settlement of the ESCO Note Payable and repurchases of our Class A Common Stock during the nine months ended September 30, 2020.
Supplemental Disclosures
We added fixed assets of $0.1 million that were non-cash additions and added $1.0 million of fixed assets through financing leases during the nine months ended September 30, 2020. In addition, we early terminated certain of our vehicle financing leases, thereby reducing our current and long-term obligations by $1.3 million.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was a deficit of $1.8 million as of September 30, 2020 compared to a surplus of $3.6 million as of December 31, 2019. The reduction in the Company’s operational activity, due to the current macroeconomic environment, is the primary reason for this decrease in working capital. In April 2020, we eliminated all planned growth capital expenditures for the remainder of 2020. While our maintenance capital expenditures have historically been low due to the quality of our asset base, we expect minimal capital expenditures for the remainder of 2020.
Our Debt Agreements
ESCO Notes Payable
In August 2017, we issued $7.0 million of Seller’s Notes as partial consideration for the acquisition of ESCO Leasing, LLC (“ESCO”). These notes included a note for $1.2 million, which was paid in August 2018 and a note for $5.8 million, which was settled during the nine months ended September 30, 2020. Both notes bore interest at 5.0% payable quarterly until their respective maturity dates.
During the year ended December 31, 2018, we provided notice to ESCO that we are seeking to be indemnified for breach of contract. We exercised our right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims. Interest on the outstanding principal balance was accrued through the maturity date of the Note Payable. During the nine months ended September 30, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, and recognized a gain on the retirement of the note of $2.1 million.
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
The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on our average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 1.75% and the applicable margin for Base Rate loans were 0.75% as of September 30, 2020. The weighted average interest rate for the borrowings under the Credit Facility was 3.2% during the nine months ended September 30, 2020. Effective October 1, 2020, the applicable margins for the LIBOR loans and Base Rate loans increased to 2.0% and 1.0%, respectively, which increases are due to the reduction of our average excess availability. The applicable margins for each of the loans are re-determined as of the first day of each calendar quarter.
Under the Credit Facility, the total loan capacity was $13.4 million, which was based on a borrowing base certificate in effect as of September 30, 2020. The Company had outstanding borrowings of $3.0 million under the Credit Facility, leaving a residual $10.4 million available for borrowings as of September 30, 2020. As of October 21, 2020, the Company had borrowings of $3.0 million under the Credit Facility and had available borrowings of $12.1 million. We were in compliance with the Credit Facility covenants as of September 30, 2020.

The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. The Credit Facility includes cash dominion provisions that permit the Administrative Agent to sweep cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Credit Facility. Such dominion is triggered when excess availability is less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination. When the Company is subject to dominion, for 30 consecutive days it is required to either (a) maintain excess availability in excess of the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination and no event of default has occurred and is continuing or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. The Credit Facility is scheduled to mature on August 16, 2022. During the three months ended March 31, 2020, the Company borrowed against the Credit Facility causing dominion to revert to the Administrative Agent, however after the 30 consecutive day period, as defined above, dominion reverted back to the Company in April 2020. The borrowings under the Credit Facility, and related issuance costs, were included in long-term debt, net in the Condensed Consolidated Balance Sheets as of September 30, 2020, as the Company was not subject to dominion.
In addition, the Credit Facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, we may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that our fixed charge coverage ratio is at least 1.0x for two consecutive quarters. Our Credit Facility generally permits us to make distributions required under the Tax Receivable Agreement (“TRA”), but a “Change of Control” under the TRA constitutes an event of default under our Credit Facility, and our Credit Facility does not permit us to make payments under the TRA upon acceleration of our obligations thereunder unless no event of default exists or would result therefrom and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. Our Credit Facility also requires us to maintain a fixed charge coverage ratio of at least 1.0x if our liquidity is less than $10.0 million until our liquidity is at least $10.0 million for 30 consecutive days. We are not subject to a fixed charge coverage ratio if we have no drawings under the Credit Facility and have at least $20.0 million of qualified cash.
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
Encina Master Financing and Security Agreement
In June 2018, we entered into a Master Financing and Security Agreement (“Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to us under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used to acquire certain capital equipment. Subsequent to the first financing, we borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. As of September 30, 2020, the aggregate principal balance outstanding was $20.2 million under the Financing Agreement. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023. The Financing Agreement is secured by a lien on certain of our high specification rig assets.

Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of September 30, 2020. In no event will LIBOR fall below 1.5%. The Financing Agreement requires that the Company maintain leverage ratios of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of September 30, 2020.
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
Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
The Company is also a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchnage Act”). Smaller reporting company means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in our Annual Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:
•our business strategy;
•our operating cash flows, the availability of capital and our liquidity;
•our future revenue, income and operating performance;
•the volatility in global crude oil demand and crude oil prices for an uncertain period of time that may lead to a significant reduction of domestic crude oil and natural gas production;
•global or national health concerns, including pandemics such as the outbreak of COVID-19;
•uncertainty regarding future actions of foreign oil producers, such as Saudi Arabia and Russia, and the risk that they take actions that will cause an over-supply of crude oil;
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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through the third quarter ended September 30, 2020, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. At the time of this filing, cases of COVID-19 in the U.S. remain high, including in Texas, where we conduct significant operations. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook.”
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of September 30, 2020, we had $3.0 million outstanding under our Credit Facility, with a weighted average interest rate of 3.2%. As of September 30, 2020, the aggregate principal balance outstanding was $20.2 million under the Financing Agreement, with an interest rate of 9.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.2 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2020, the top three trade receivable balances represented approximately 17%, 12%, and 10%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 14%, 9% and 9%, respectively, of total High Specification Rig net accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 31%, 23%, and 13%, respectively, of total Completion and Other Services net accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 56%, 31% and 18%, respectively, of total Processing Solutions net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Commodity Price Risk
The market for our services is indirectly exposed to fluctuations in the prices of oil and natural gas to the extent such fluctuations impact the activity levels of our E&P customers. See “— Recent Events” above for further details. Any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect demand for our services. We do not currently intend to hedge our indirect exposure to commodity price risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas and an oversupply of crude oil. Many exploration and production (“E&P”) companies have announced significant cuts in capital spending and production in response to reduced demand and declining prices. There has been a general slowdown in E&P company activity due to the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the oversupply of oil and natural gas in the market. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020, and have continued through the third quarter ended September 30, 2020, however, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. At the time of this filing, cases of COVID-19 in the U.S. were increasing rapidly, particularly in Texas, where we conduct significant operations.
Our customers may be forced to curtail or shut in production due to a lack of storage capacity.
The marketing of oil, natural gas and NGLs production depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and transportation capacity for our customers’ production may be limited or completely unavailable in the future. If there is insufficient capacity available on these systems, if these systems are unavailable to our customers, or if these systems are unavailable to our customers on commercially reasonable terms, the prices our customers receive for their production could be significantly depressed. In April 2020, extreme shortages of transportation and storage capacity caused the WTI oil futures price to go as low as a negative $37 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
As a result of any further storage and/or transportation shortages, our customers could be forced to shut in some or all of their production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while they construct or purchase their own facilities or system. If our customers are forced to shut in production, it would result in decreased demand for our services and lower utilization of our assets.

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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year ended December 31, 2019, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $44 per Barrel (“Bbl”) in January 2019 to a high of $67 per Bbl in April 2019. During the year ended December 31, 2019, the posted Henry Hub price for natural gas has ranged from a low of $2.07 per Million British Thermal Units (“MMbtu”) in August 2019 to a high of $3.59 per MMbtu in January 2019. For the period from January 1, 2020 through October 21, 2020, however, price for oil and natural gas declined significantly, with the price of oil reaching to lows of a negative $37 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
The recent significant decline in crude oil prices is largely attributable to the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, in March 2020, OPEC Plus failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the third quarter of 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June 2020; however, on July 15, 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. OPEC Plus is scheduled to meet again in the fourth quarter of 2020 and it is possible OPEC Plus may decide to further production increases. In May 2020, the Texas Railroad Commission decided against imposing oil production cuts, however, waived fees related to new crude oil storage projects. Several other state agencies have made similar decisions. We cannot predict whether any of these activities will reduce the global supply and demand imbalance or whether or when oil and natural gas production and economic activities will return to normalized levels. In the absence of additional reductions to global production, oil, natural gas and NGLs prices could remain at current levels, or decline further, for an extended period of time, which will adversely impact the demand for our services. If the prices of oil and natural gas continue to be volatile, reverse their recent increases or decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.
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
Our Credit Facility subjects us to significant financial and other restrictive covenants, such that our ability to comply with financial condition tests can be affected by events beyond our control, including economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. Further, the borrowing base of our Credit Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our Credit Facility. If we are unable to remain in compliance with the financial covenants of our Credit Facility, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
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
Our Credit Facility contains certain financial and other restrictive covenants, including a certain minimum fixed charge coverage ratio during certain testing periods. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. The Credit Facility includes cash dominion provisions that permit the Administrative Agent to sweep cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Credit Facility. Such dominion is triggered when excess availability is less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination. When the Company is subject to dominion, for 30 consecutive days it is required to either (a) maintain excess availability in excess of the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination and no event of default has occurred and is continuing or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. The Credit Facility is scheduled to mature on August 16, 2022. During the three months ended March 31, 2020, the Company borrowed against the Credit Facility causing dominion to revert to the Administrative Agent, however, after the 30 consecutive day period, as defined above, dominion reverted back to the Company in April 2020. The borrowings under the Credit Facility, and related issuance costs, were included in long-term debt, net in the Condensed Consolidated Balance Sheets as of September 30, 2020, as the Company was not subject to dominion. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources —Working Capital.”

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	October 23, 2020
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	October 23, 2020
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)