Form 10-K
period 2020-12-31
Ranger Energy Services, Inc.
filed 2021-02-26
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38183
RANGER ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-5449572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10350 Richmond, Suite 550
Houston, Texas 77042
(713) 895-8900
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $14.4 million, based on the closing market price as reported on the New York Stock Exchange of $2.95. As of February 24, 2021, the Registrant had 8,541,915 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K (“Annual Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
Forward‑looking statements may include statements about:
•competition and government regulations, including new and proposed legislation by the Biden Administration aimed at reducing the impact of climate change;
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
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
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

Summary of our Risk Factors
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not limited to, those relating to:
Risks Related to our Operations
•the novel coronavirus (COVID-19) outbreak and other future or unforeseen epidemics;
•reductions in capital spending within the oil and natural gas industry;
•the volatility of oil and natural gas pricing, as well as fuel conservation measures, impacting the supply and demand of oil and natural gas;
•significant capital expenditures that we may incur for new equipment as we grow our operations or as technological advances take place within the industry;
•difficulties we may have managing the growth of our business;
•the intense competition we face that may cause us to lose market share;
•our reliance upon a few large customers;
•customers may be forced to curtail or shut in production due to a lack of storage capacity;
•our reliance on a few key employees whose absence or loss could adversely affect our business;
•unsatisfactory safety performance may negatively affect our current and future customer relationships;
•claims for personal injury and property damages;
•changes to various federal or state regulations, including new and proposed legislation of the Biden Administration, creating delays or restrictions in services we provide; and
•interruptions, failures or attacks in our information technology systems.
Risks Related to our Ownership and Capital Structure
•the ability of CSL to direct the voting of a majority of our voting stock, and their interests may conflict with those of our other shareholders;
•certain of our directors and officers may have a conflict of interest in allocating their time or pursuing business opportunities;
•CSL and Bayou Holdings and their respective affiliates are not limited in their ability to compete with us and they could benefit from corporate opportunities that might otherwise be available to us;
•we are required to make payments under the Tax Receivable Agreement (“TRA”) for certain tax benefits that we may claim and such payments may be accelerated and/or significantly exceed the actual benefits, if any, and we will not be reimbursed if such benefits are subsequently disqualified;
•in the event cash payment obligations are accelerated under the TRA in connection with a change of control (such as certain mergers), the consideration payable to Class A Common Stockholders could be substantially reduced;
•our sole material asset is our equity interest in Ranger LLC and we are accordingly dependent upon distributions from Ranger LLC to pay our expenses (including taxes);
•we could face difficulties obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements;
•certain restrictions under the terms of our Credit Facility on our ability to pay cash dividends;
•future issuance of additional Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price;
•we may issue preferred or common stock in the future, which could adversely affect the voting power and/or value of our Class A Common Stock;
•within the meaning of NYSE rules, we are a “controlled company,” thereby qualify for and rely upon exemptions from certain corporate governance requirements; and
•within the meaning of SEC regulations, we are an “emerging growth company” and a “smaller reporting company,” therefore we are not required to comply with certain reporting requirements that apply to other public companies.

PART I
Except as otherwise indicated or required by the context, all references in this Annual Report to the “Company,” “Ranger,” “we,” “us” or “our” relate to Ranger Energy Services, Inc. (“Ranger, Inc.”) and its consolidated subsidiaries. References in this Annual Report to “Ranger LLC” refer to RNGR Energy Services, LLC, which owns our operating subsidiaries. References in this Annual Report to the “Legacy Owners” refer to Ranger Energy Holdings, LLC (“Ranger Holdings”), Ranger Energy Holdings II, LLC (“Ranger Holdings II”), Torrent Energy Holdings, LLC (“Torrent Holdings”) and Torrent Energy Holdings II, LLC (“Torrent Holdings II”), the entities through which our legacy investors, including CSL Capital Management, LLC (“CSL”), certain members of our management and other investors own their retained interest in us and Ranger LLC.
Item 1. Business
Overview
Ranger Energy Services, Inc. is a provider of onshore high specification (“high-spec”) well service rigs, wireline completion services and additional complementary services in the United States. We provide an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well. Our focus has been positioning ourselves to serve a high-quality customer base by leveraging our young fleet, improving systems and streamlining processes, making Ranger an operator of choice for U.S. E&P companies that require completion and production services.
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

The following diagram indicates our ownership structure as of February 24, 2021:

Legacy Owners(1)
(Class B Shares)
Legacy Owners(1)
(Class A Shares)
6,866,154 Class B Common Stock
41.8% Total Voting Power
3,213,410 Class A Common Stock
19.6% Total Voting Power
Public Shareholders(2)
(Class A Shares)
6,339,232 Class A Common Stock
38.6% Total Voting Power
Ranger Energy Services, Inc.
(Ranger Inc.)
(NYSE: RNGR)
Sole Managing Member
8,541,915 Ranger LLC Units
55.5% of Ranger LLC Units
6,866,154 Ranger Units
44.5% of Ranger Units
RNGR Energy Services, LLC
(Ranger LLC)
Operating Subsidiaries

_________________________
(1)    CSL, Bayou Well Holdings Company, LLC, certain members of our management and other investors own all of the equity interests in the Legacy Owners, where CSL holds a majority of the voting interests in each of the Legacy Owners.
(2)    Inclusive of unvested restricted share awards.
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
We have a fleet of 136 well service rigs, which we believe to be among the newest and most advanced in the industry and are considered to be high-spec rigs, with high operating horsepower (“HP”) (450 HP or greater) and tall mast heights (102 feet or higher).
The high‑spec well service rigs in our fleet, the substantial majority of which has been built since 2010, have an average age of approximately seven years and feature modern operating components sourced from leading U.S. manufacturers. Approximately 63% of our existing high‑spec well service rigs were manufactured by NOV, with the remaining manufactured by Dragon/Cooper, Service King, Rig Works, Taylor, Mustang and Stewart & Stevenson Crown. The following table provides a summary of information regarding our high-spec well service rig fleet.

HP Rating (1)	Mast Height	Mast Rating (2)	Number of High-Spec Rigs
550 — 600	112’ — 117’	250,000 — 300,000’	58
500	104’ — 108’	240,000 — 250,000’	58
450 — 475	102’ — 104’	200,000 — 250,000’	20
Total High-Spec Rigs			136
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
Services provided within our High Specification Rig and Completion and Other Services segments, as described above, are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well.
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
We have a fleet of 33 MRUs that are modern, reliable and equipped to handle large volumes of natural gas while operating across a broad array of oilfield conditions with minimal downtime and maintenance. Our MRUs are constructed and assembled by third‑party vendors in accordance with our proprietary designs and with our oversight of sourcing and procurement. Our MRUs can be stacked and scaled to handle a range of projects and natural gas volumes and can generate temperatures downwards of -20 degrees Fahrenheit. In addition, we own and operate five auxiliary NGL stabilizer units (designed to assist our MRUs that require additional capacity to separate and capture valuable NGLs), 78 NGL storage tanks with bulkhead delivery systems and capacities of 18,000 gallons, 13 trailer‑mounted natural gas generators and additional supporting auxiliary equipment. Our proprietary natural gas and NGL processing equipment is generally designed to be mobile and purpose‑built to increase efficiency and productivity while reducing safety risks. We also own and operate 50 gas coolers, which reduces the temperatures of the natural gas stream to allow further processing and meet pipeline specifications.
Other
We incur general corporate and administrative costs that are not attributable to any of the operating segments or business lines, which are reported as Other.  For further information regarding the results of operations for each segment, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data- Note 15 — Segment Reporting.”
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
Significant Customers
We have strong relationships with a broad customer base, including EOG Resources, Inc., ConocoPhillips and Pioneer Natural Resources Company. During the year ended December 31, 2020, EOG Resources, Inc. and Concho Resources accounted for approximately 21% and 17%, respectively, of our consolidated revenues where we provided services for approximately 130 distinct customers. During the year ended December 31, 2019, EOG Resources, Inc. and Concho Resources, Inc. accounted for approximately 17% and 14%, respectively, of our consolidated revenues. For the years ended December 31, 2020 and 2019, our top five customers represented approximately 57% and 49% of our consolidated revenues and no other customer represented more than 10% of our consolidated revenues.

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
Human Capital
We combine our services offerings with a highly skilled and experienced workforce, enabling us to consistently deliver exceptional service while maintaining high health, safety and environmental standards. We invest in attracting, developing and retaining talented personnel and believe we have good relationships with our employees. Our personnel are dedicated to redefining services for our customers, driving new thinking, raising standards and rising to challenges. We believe that our efficient operational performance, executed at a high level of integrity, strong safety record and low leverage provides a competitive advantage. As of December 31, 2020, we had approximately 700 full-time and part-time employees and we hire independent contractors on an as-needed basis. We are not a party to collective bargaining agreements, nor did we have any unionized labor.
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
Many of these regulatory requirements, including New Source Performance Standards (“NSPS”) and Maximum Achievable Control Technology standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines and significantly increase our capital expenditures and operating costs, which could adversely impact our business. For example, in June 2016, the EPA published additional final rules establishing new emissions standards for methane and additional standards for Volatile Organic Compounds from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. In September 2020, the EPA finalized amendments which removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, several lawsuits have been filed challenging these amendments, and on January 20, 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. Therefore, the extent of future implementation of these standards is uncertain at this time. In addition, some of our customers may operate on federal or tribal lands, and are subject to further regulation, including by tribal authorities and the federal Bureau of Land Management (“BLM”). Potentially applicable regulations include EPA’s June 2016 Federal Implementation Plan (“FIP”) to implement the Federal Minor New Source Review Program on tribal lands for oil and gas production. The FIP creates a permit-by-rule process for minor sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and gas production. In April 2018, the EPA proposed revisions to reportedly streamline the FIP. Neither the FIP nor the revisions apply in areas of ozone non-attainment, except, as the result of a May 2019 rule, to the Indian country portion of the Uinta Basin Ozone Nonattainment Area. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions.
In November 2016, the BLM finalized a rule regulating the venting and flaring of natural gas, leak detection, air emissions from equipment, well maintenance and unloading, drilling and completions and royalties potentially owed for loss of such emissions from oil and natural gas facilities producing on federal and tribal leases. In September 2018, the BLM issued a final rule rescinding the agency’s 2016 methane rule. However, in July 2020 and October 2020, federal district courts in California and Wyoming, respectively, vacated the rule, and on January 20, 2021, President Biden published an executive order calling for the review and potential revision of the September 2018 rule. Because of the foregoing, methane requirements on federal land remain uncertain at this time. Compliance with this and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if these or other similar requirements increase the cost of doing business for us and our customers, or reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.

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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain initiatives for climate change legislation to be proposed and passed into law. Additionally, on January 27, 2021, President Biden issued an executive order that calls for substantial action on climate change, calling for, among other things, the increased use of zero-emission vehicles by the federal government, increased production of offshore wind energy, the elimination of subsidies provided to the fossil fuel industry, and the suspension of the issuance of new leases for oil & gas development on federal lands to the extent permitted by law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding individually-determined reduction goals every five years after 2020. Although the United States withdrew from the Paris Agreement on November 4, 2020, President Biden signed an Executive Order on January 20, 2021 recommitting the United States to the Paris Agreement. However, the impacts of this executive order and the terms of any legislation or regulation to implement the United States’ commitment remain unclear at this time.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates for political office. These have included promises to pursue actions to limit emissions and curtail the production of oil and gas on federal land. For more information, see our regulatory disclosure titled “Hydraulic Fracturing.” Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.
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
Risks Related to Our Operations
Macroeconomic Conditions
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
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas and an oversupply of crude oil. Many E&P companies have announced significant cuts in capital spending and production in response to reduced demand and declining prices. There has been a general slowdown in E&P company activity due to the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the oversupply of oil and natural gas in the market. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020, and have continued through the year ended December 31, 2020, however, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, newly discovered strains of the virus and uncertainty surrounding the vaccine supplies and implementation. At the time of this filing, cases of COVID-19 in the U.S. remain high, particularly in Texas, where we conduct significant operations.
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
The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects and may increase our costs. Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims. Similarly, our operations involve the storage, handling and use of explosives. Accidents resulting from the use of explosives in our operations could expose us to reputational risks and liability for damages or otherwise adversely impact our operations or the operations of our customers. Any such occurrneces could have a material adverse effect on our operating results, financial condition and cash flows.
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
A terrorist attack, armed conflict or civil unrest could harm our business.
The occurrence or threat of terrorist attacks in the United States or other countries, anti‑terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East or domestic civil unrest, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Industry Conditions and Competition
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
•actions by the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, such as Russia and Saudi Arabia, with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year ended December 31, 2019, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of $44 per Barrel (“Bbl”) in January 2019 to a high of $67 per Bbl in April 2019. During the year ended December 31, 2019, the posted Henry Hub price for natural gas has ranged from a low of $2.07 per Million British Thermal Units (“MMbtu”) in August 2019 to a high of $3.59 per MMbtu in January 2019. During the year ended December 31, 2020, however, price for oil and natural gas declined significantly, with the closing price of oil reaching to lows of negative $37 per Bbl in April 2020. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations. During the second half of 2020, there was a partial recovery as the closing price of oil reached $49 per Bbl in December 2020 and increased further to over $63 per Bbl in February 2021, attributing to the continued volatility of oil pricing.
The significant decline in crude oil prices during 2020 is largely attributable to the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, in March 2020, OPEC Plus failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices through 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day (“mb/d”) in May and June 2020; however, on July 15, 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. On December 3, 2020, OPEC Plus agreed to increase production by an additional 1.0 mb/d beginning in January 2021, resulting in total production cuts of 7.1 mb/d by the end of February 2021.
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
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas products could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal, and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
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
Customers and Employees
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
Our top five customers represented approximately 57% and 49% of our consolidated revenues for 2020 and 2019, respectively. Within our High Specification Rig segment, our top five customers represented approximately 56% and 42% of our revenues for 2020 and 2019, respectively. Within our Completion and Other Services segment, our top five customers represented approximately 82% and 71% of our revenues for 2020 and 2019, respectively. Within our Processing Solutions segment, our top five customers represented approximately 67% and 82% of our revenues for 2020 and 2019. During the year ended December 31, 2020, EOG Resources, Inc. and Concho Resources, Inc., accounted for approximately 21% and 17%, respectively, of our consolidated revenues.
Our customers may be forced to curtail or shut in production due to a lack of storage capacity.
The marketing of oil, natural gas and NGLs production depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and transportation capacity for our customers’ production may be limited or completely unavailable in the future. If there is insufficient capacity available on these systems, if these systems are unavailable to our customers, or if these systems are unavailable to our customers on commercially reasonable terms, the prices our customers receive for their production could be significantly depressed. In April 2020, extreme shortages of transportation and storage capacity caused the WTI oil futures closing price to go as low as a negative $37 per Bbl. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
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
In November 2016, the BLM finalized a rule regulating the venting and flaring of natural gas, leak detection, air emissions from equipment, well maintenance and unloading, drilling and completions and royalties potentially owed for loss of such emissions from oil and natural gas facilities producing on federal and tribal leases. In September 2018, the BLM published a revised rule which rescinded and revised several components of the 2016 rule. However, in July 2020 and October 2020, federal district courts in California and Wyoming, respectively, vacated the rule, and on January 20, 2021, President Biden published an executive order calling for the review and potential revision of the September 2018 rule. Because of the foregoing, methane requirements on federal land remain uncertain at this time.
The EPA also issued a FIP in June 2016 to implement the Federal Minor New Source Review Program on tribal lands for oil and natural gas production. The FIP creates a permit‑by‑rule process for minor air sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and natural gas production. Neither the FIP nor the revisions apply in areas of ozone non-attainment, except, as the result of a May 2019 rule, to the Indian country portion of the Uinta Basin Ozone Nonattainment Area. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions. Additionally, the Biden Administration has taken several actions to curtail oil and gas development on federal lands; for more information, see our regulatory disclosure titled “Hydraulic Fracturing.”
Depending on the ultimate outcome of any agency reviews and pending litigation, these regulations could result in increased compliance costs or additional operating restrictions for us and our customers, and could have a material adverse effect on our business, liquidity position, cash flows, financial condition, results of operations, prospects, and demand for our services.
Governmental and Regulatory Changes
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
Our oil and natural gas customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to seismic events near underground disposal wells used for the disposal by injection of flow back and produced water or certain other oilfield fluids resulting from oil and natural gas activities. When caused by human activity, such events are called induced seismicity.
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
However, certain of our customers have operations on federal lands. On January 27, 2021, President Biden issued an executive order that suspends the issuance of new leases for oil & gas development on federal lands to the extent permitted by law and calls for a review of existing leasing and permitting practices for such activities on federal lands. Although the order does not apply to existing operations under valid leases, we cannot guarantee that further action will not be taken to curtail oil and gas development on federal land.
Various state and local governments have also implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction, and temporary or permanent bans on hydraulic fracturing in certain areas. For example, in April 2019, the State of Colorado adopted Senate Bill 19-181 which made sweeping changes to Colorado oil and gas law to include the adopting of rules to minimize emissions of methane and other air contaminants and the prioritization of public health and environmental concerns in decisions made by the COGCC. In keeping with these changes, in November 2020, COGCC made substantial revisions to several regulations concerning protections for public health, safety, welfare, wildlife, and environmental resources. For further information, see our disclosure “Part I, Item1. Business — State and Local Regulations.” In addition, state and federal regulatory agencies have recently focused on a possible connection between the disposal of wastewater in underground injection wells and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In response to these concerns, regulators in some states are seeking to impose additional requirements on hydraulic fracturing fluid disposal practices, including restrictions on the operations of produced water disposal wells and imposing more stringent requirements on the permitting of such wells. The adoption and implementation of any new laws or regulations that restrict our customers’ ability to dispose of produced water could result in increased operating costs for the customer, which in turn could indirectly reduce demand for our services.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Additionally, on January 27, 2021, President Biden issued an executive order that calls for substantial action on climate change, calling for, among other things, the increased use of zero-emission vehicles by the federal government, increased production of offshore wind energy, the elimination of subsidies provided to the fossil fuel industry, and the suspension of the issuance of new leases for oil & gas development on federal lands to the extent permitted by law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored Paris Agreement, for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Although the United States withdrew from the Paris Agreement on November 4, 2020, President Biden signed an Executive Order on January 20, 2021 recommitting the United States to the Paris Agreement. However, the impacts of this executive order and the terms of any legislation or regulation to implement the United States’ commitment remain unclear at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates for political office. These have included promises to pursue actions to limit emissions and curtail the production of oil and gas on federal land. For more information, see our regulatory disclosure titled “Hydraulic Fracturing.” Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
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
Cybersecurity and Data Privacy
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

Risks Related to Our Ownership and Capital Structure
CSL and Other Directors
CSL has the ability to direct the voting of a majority of our voting stock, and their interests may conflict with those of our other shareholders.
The Legacy Owners, CSL Opportunities II, CSL Fund II Preferred Holdings, LLC and CSL Energy Opportunities Master Fund, LLC (“CSL Master Fund”) own approximately 57.5% of our voting interests. CSL holds a majority of the voting interests in each of the Legacy Owners, CSL Opportunities II, CSL Fund II and CSL Master Fund. CSL and its affiliates beneficially own an aggregate of approximately 3,025,247 shares of Class A Common Stock, 6,416,154 units in Ranger LLC (“Ranger Units”) and 6,416,154 shares of our Class B Common Stock, par value $0.01 per share (“Class B Common Stock”). CSL’s beneficial ownership of greater than 50% of our voting stock means CSL will be able to control matters requiring shareholder approval, including the election of directors (other than certain rights of Bayou Holdings to designate nominees to our Board of Directors as discussed further herein), changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock (other than Bayou Holdings) will be able to affect the way we are managed or the direction of our business. Further, we entered into a stockholders’ agreement with the Legacy Owners and Bayou Holdings, CSL Opportunities II and CSL Fund II (together, the “Bridge Loan Lenders”). Among other things, the stockholders’ agreement provides (i) CSL with the right to designate a certain number of nominees to our Board of Directors for so long as CSL beneficially owns at least 10% of our common stock and (ii) Bayou Holdings with the right to designate two nominees to our Board of Directors for so long as CSL beneficially owns at least 50% of our common stock. The interests of CSL and Bayou Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.
Further, CSL and Bayou Holdings may have different tax positions from us, especially in light of the TRA we entered into with certain of our stockholders in connection with the Offering , that could influence their decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the TRA and the acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration CSL’s or Bayou Holdings’ tax or other considerations that may differ from the considerations of us or our other shareholders.
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
Our governing documents provide that CSL, Bayou Holdings and their respective affiliates (including portfolio investments of CSL and its affiliates) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:
•permits CSL, Bayou Holdings and their respective affiliates to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•provides that if CSL, Bayou Holdings or their respective affiliates, or any employee, partner, member, manager, officer or director of CSL, Bayou Holdings or their respective affiliates who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.
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
Tax Receivable Agreement (“TRA”) and Structure
We are required to make payments under the TRA for certain tax benefits that we may claim, and the amounts of such payments could be significant.
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
In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect to the tax attributes subject to the TRA.
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
As a result of either an early termination or a change of control, we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control that could be in the best interests of holders of our Class A Common Stock.  For example, if the TRA were terminated as of December 31, 2020 the present value of the estimated termination payments would, in the aggregate, be approximately $9.9 million (calculated using a discount rate equal to one-year LIBOR plus 150 basis points applied against an undiscounted liability of approximately $10.0 million). The foregoing amount is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.
In the event that our payment obligations under the TRA are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A Common Stock could be substantially reduced.
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
We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.
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

In certain circumstances, Ranger LLC will be required to make tax distributions to the Ranger Unit Holders, including us, and the tax distributions that Ranger LLC will be required to make may be substantial. To the extent we receive tax distributions in excess of our tax liabilities and obligations to make payments under the TRA and do not distribute such cash balances as dividends on our Class A Common Stock, the Ranger Unit Holders (other than us) would benefit from such accumulated cash balances if they exercise their Redemption Right.
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
We are a holding company. Our sole material asset is our equity interest in Ranger LLC and we are accordingly dependent upon distributions from Ranger LLC to pay taxes, make payments under the TRA and cover our corporate and other overhead expenses.
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

If Ranger LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Ranger LLC might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
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
Financial Leverage and Liquidity
We have debt obligations, and any additional future indebtedness, could adversely affect our financial condition.
As of December 31, 2020 and 2019 our total debt was $25.2 million and $42.4 million, respectively.
We may also incur additional indebtedness in the future. If we do so, the risks related to our level of debt could intensify. Our indebtedness could have adverse consequences, including:
•we may be unable to obtain financing in the future for working capital, capital expenditures, acquisitions, share repurchases, general corporate or other purposes;
•we may be unable to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
•we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, to the extent that we incur variable rate indebtedness;
•we may be competitively disadvantaged compared to our competitors that have greater access to capital resources; or
•we may fail to comply with the various covenants in instruments governing any existing or future indebtedness.
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
Our Credit Facility contains certain financial and other restrictive covenants, including a certain minimum fixed charge coverage ratio during certain testing periods. The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. The Credit Facility includes cash dominion provisions that permit the Administrative Agent to sweep cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Credit Facility. Such dominion is triggered when excess availability is less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination. When the Company is subject to dominion, for 30 consecutive days it is required to either (a) maintain excess availability in excess of the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination and no event of default has occurred and is continuing or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. During the first quarter of 2020, the Company borrowed against the Credit Facility causing dominion to revert to the Administrative Agent, however after the 30 consecutive day period, as defined above, dominion reverted back to the Company in the second quarter of 2020.
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
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, LIBOR and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has selected an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate, or “SOFR.” We are unable to predict the effect of the FCA Announcement or other reforms, whether currently enacted or enacted in the future. The outcome of reforms may result in increased interest expense to us. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Equity and Common Stock
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
We may sell additional shares of Class A Common Stock or securities convertible into Class A Common Stock in subsequent public offerings. As of February 24, 2021, we had 8,541,915 shares of Class A Common Stock outstanding, which may be resold immediately in the public market. As of February 24, 2021, the Legacy Owners and the Bridge Loan Lenders owned 6,866,154 shares of our Class B Common Stock. The Legacy Owners and the Bridge Loan Lenders are parties to a registration rights agreement, which requires us to effect the registration of any shares of Class A Common Stock held by a Legacy Owner or Bridge Loan Lender or that a Legacy Owner or Bridge Loan Lender receives upon redemption of its shares of Class B Common Stock.
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
Risks Associated with Owning Our Common Stock
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
Through its interests in the Legacy Owners, CSL holds a majority of the voting power of our capital stock. As a result, we are a controlled company within the meaning of NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of the Board of Directors consist of independent directors as defined under the rules of the NYSE;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our principal executive offices, which are located at 10350 Richmond, Suite 550, Houston, Texas 77042. As of December 31, 2020, we owned or leased maintenance facilities, yards and field offices around the U.S. and include the following:

Facility Location and Description	Purpose	Size of Location		Leased / Owned	Lease Expiration
High Specification Rigs		(square feet)	(acres)
Dickinson, North Dakota	Maintenance facility, Yard, Field office	11,120	3.5	Owned	*
Milliken, Colorado	Maintenance facility, Yard, Field office	124,000	23.0	Owned	*
Newtown, North Dakota	Maintenance facility, Yard, Field office	10,000	3.5	Owned	*
Odessa, Texas	Maintenance facility, Yard, Field office	5,000	5.0	Leased	2025
Pleasanton, Texas	Maintenance facility, Yard, Field office	7,800	3.0	Owned	*
Completion and Other Services
Midland, Texas	Maintenance facility, Yard, Field office	36,231	12.0	Leased	2027
_________________________
* Not applicable.
Additionally, we lease several smaller facilities, which generally have shorter terms. We believe that our facilities are adequate for our operations and their locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Item 3. Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our business, liquidity position, financial condition, results of operations or prospects. We are, however, named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including employee‑related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisers and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available in the future at economical prices. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. Information regarding legal proceedings is presented in “Part II, Item 8. Financial Statements and Supplementary Data—Note 12 — Commitments and Contingencies.”
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholders' Matters and Issuer Purchases of Equity
Securities
Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR,” and there is no public market for our Class B Common Stock. We have a significant number of beneficial shareholders or shareholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, thereby increasing the number holders of record. As of February 24, 2021, there were approximately 40 and four shareholders of record of our Class A Common Stock and Class B Common Stock, respectively.
We have not paid any dividends since our inception to holders of our Class A Common Stock. We currently intend to retain any future earnings to finance the growth of our business.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
In connection with the Offering, we entered into a master reorganization agreement in 2017 (the “Master Reorganization Agreement”) under which the parties thereto effected a series of restructuring transactions. Under the Master Reorganization Agreement, an aggregate $3.0 million liability was settled by the Company and CSL Energy Holdings I, LLC during the year ended December 31, 2019. At the Company’s discretion, the liability was settled through the issuance of 206,898 shares of Class A Common Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2020, the Company repurchased 344,828 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. See “Part II, Item 8. Financial Statements and Supplementary Data—Note 12 — Commitments and Contingencies,” for further details.
In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may have taken place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program was 12 months and therefore ended in June 2020. During the years ended December 31, 2020 and 2019, the Company repurchased 93,063 shares and 113,937 shares, respectively, of Class A Common Stock for an aggregate $0.7 million for both periods, in the open market.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended December 31, 2020.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October	—	$—	—	—
November	4,846	3.30	—	—
December	—	—	—	—
Total	4,846	$3.30	—	—
_________________________
(1)    Total number of shares repurchased in the fourth quarter of 2020 consists of 4,846 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

Stock Performance Graph
The graph below presents a comparison of the cumulative total return on our Class A Common Stock, assuming $100 was invested on August 10, 2017, the initial trading day for our common stock for the NYSE Composite Index and a self- determined peer group, which includes Basic Energy Services, Key Energy Services, KLX Energy Services and Nine Energy Service.

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
Not required.

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
Recent Events and Outlook
The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe during 2020 has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe decline in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The risks associated with the COVID-19 pandemic have impacted our workforce and the way we meet our business objectives. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020 and continued through the year-ended December 31, 2020; however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these financial statements is uncertain. At the time of this filing, cases of COVID-19 in the U.S. remain high, including in Texas, where we conduct significant operations.
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
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices through the year ended December 31, 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day (“mb/d”) in May and June 2020; however, on July 15, 2020 OPEC Plus agreed to increase production by 1.6 mb/d starting in August 2020. On December 3, 2020, OPEC Plus agreed to increase production by an additional 1.0 mb/d in January 2021, resulting in total production cuts of 7.1 mb/d by the end of February 2021. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry.
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
The U.S. government has implemented a number of programs in the wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.9 million as of December 31, 2020 under the CARES Act.
Our Segments
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
For additional financial information about our segments, please see “Part II, Item 8. Financial and Supplementary Data —Note 15 — Segment Reporting.”
How We Evaluate Our Operations
Management uses a variety of metrics to analyze our operating results and profitability, which include operating revenues, costs of conducting our operations, operating income (loss) and adjusted EBITDA, among others. Within our High Specification Rig segment, management uses additional metrics to analyze our activity levels and profitability, including rig hours and rig utilization.
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
Rig Utilization
Within our High Specification Rigs segment, we analyze rig utilization as a further important indicator of our activity levels and profitability. We measure rig utilization by reference to average monthly hours per rig, which is calculated by dividing (a) the approximate, aggregate operating well service rig hours for the periods presented by (b) the aggregate number of high specification rigs in our fleet during such period, as aggregated on a monthly basis utilizing a mid-month convention whereby a high-spec rig is added to our fleet during a month, meaning that we have taken delivery of such high-spec rig and is ready for service, is assumed to be in our fleet for one half of such month. We believe that rig utilization as measured by average monthly hours per high-spec rig is a meaningful indicator of the operational efficiency of our core revenue-producing assets, market demand for our well services and our ability to profitably capitalize on such demand. Our evaluation of our rig utilization as measured by average monthly hours per rig may not be comparable to that of our competitors.
The primary factors that have historically impacted, and will likely continue to impact, our actual aggregate well service rig hours for any specified period are (i) customer demand, which is influenced by factors such as commodity prices, the complexity of well completion operations and technological advances in our industry, and (ii) our ability to meet such demand, which is influenced by changes in our fleet size and resulting rig availability, as well as weather, employee availability and related factors. The primary factors that have historically impacted, and will likely continue to impact, the aggregate number of high-spec rigs in our fleet during any specified period are the extent and timing of changes in the size of our fleet to meet short-term and expected long-term demand, and our ability to successfully maintain a fleet capable of ensuring sufficient, but not excess, rig availability to meet such demand.
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

Results of Operations
The Year Ended December 31, 2020 compared to the Year Ended December 31, 2019
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information. The significant declines in operational activity, across all segments, as well as corporate-related expenses are related to the deterioration of crude oil pricing and significantly reduced demand for our services during the year ended December 31, 2020, as described in “—Recent Events and Outlook.” The information presented below is in millions.

	Year Ended December 31,		Variance
	2020	2019	$	%
Revenues
High specification rigs	$82.5	$132.1	$(49.6)	(38)%
Completion and other services	98.5	184.3	(85.8)	(47)%
Processing solutions	6.8	20.5	(13.7)	(67)%
Total revenues	187.8	336.9	(149.1)	(44)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	71.5	114.8	(43.3)	(38)%
Completion and other services	73.7	139.0	(65.3)	(47)%
Processing solutions	2.7	9.2	(6.5)	(71)%
Total cost of services	147.9	263.0	(115.1)	(44)%
General and administrative	22.1	26.7	(4.6)	(17)%
Depreciation and amortization	35.0	34.8	0.2	1%
Gain on debt retirement	(2.1)	—	(2.1)	(100)%
Total operating expenses	202.9	324.5	(121.6)	(38)%

Operating income (loss)	(15.1)	12.4	(27.5)	(222)%

Other expenses
Interest expense, net	3.4	5.8	(2.4)	(41)%
Total other expenses	3.4	5.8	(2.4)	(41)%

Income (loss) before income tax expense	(18.5)	6.6	(25.1)	(380)%
Income tax expense	—	2.2	(2.2)	(100)%
Net income (loss)	$(18.5)	$4.4	$(22.9)	(521)%
Revenues. Revenues decreased $149.1 million, or 44%, to $187.8 million for the year ended December 31, 2020 from $336.9 million for the year ended December 31, 2019. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues decreased $49.6 million, or 38%, to $82.5 million for the year ended December 31, 2020 from $132.1 million for the year ended December 31, 2019. The decrease in rig services revenue included a 36% decline in total rig hours to 160,300 for the year ended December 31, 2020 from 249,100 for the year ended December 31, 2019. The decreased rig hours attributed to a 35% reduction in rig utilization. The average revenue per rig hour decreased three percent to $514 compared to $527 for the year ended December 31, 2019. The decrease in rig hours, rig utilization and average revenue per rig hour is attributable to the decline in crude oil pricing.
Completion and Other Services. Completion and Other Services revenues decreased $85.8 million, or 47%, to $98.5 million for the year ended December 31, 2020 from $184.3 million for the year ended December 31, 2019. The decrease is primarily attributable to our wireline business, which accounted for approximately $56.0 million, or 65%, of the segment revenue decrease. The decrease in wireline services revenue included a 36% decrease in average active wireline units to seven units for the year ended December 31, 2020, from 11 units for the year ended December 31, 2019. All other service lines within the segment also experienced revenue declines due to the deterioration of crude oil pricing.
Processing Solutions. Processing Solutions revenues decreased $13.7 million, or 67%, to $6.8 million for the year ended December 31, 2020 from $20.5 million for the year ended December 31, 2019. The decrease was primarily attributable to a decline in mobilization and maintenance revenue related to our Mechanical Refrigeration Units (“MRU”). Additionally revenues related to MRU rentals declined $5.0 million and included an 80% decrease in average MRU’s rented.
Cost of services. Cost of services decreased $115.1 million, or 44%, to $147.9 million for the year ended December 31, 2020 from $263.0 million for the year ended December 31, 2019. As a percentage of revenue, cost of services was approximately 78% for both of the years ended December 31, 2020 and 2019. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services decreased $43.3 million, or 38%, to $71.5 million for the year ended December 31, 2020 from $114.8 million for the year ended December 31, 2019. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs. Additionally, the reduction corresponds with the decrease in rig hours and revenues.
Completion and Other Services. Completion and Other Services cost of services decreased $65.3 million, or 47%, to $73.7 million for the year ended December 31, 2020 from $139.0 million for the year ended December 31, 2019. The decrease was primarily attributable to a reduction in our wireline business, which accounted for approximately $41.9 million, or 64%, of the segment cost of services decrease. The decrease was attributable to a reduction in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services decreased $6.5 million, or 71%, to $2.7 million for the year ended December 31, 2020 from $9.2 million for the year ended December 31, 2019. The decrease was primarily attributable to a reduction in employee costs and costs associated with ancillary equipment rentals.
General and administrative. General and administrative expenses decreased $4.6 million, or 17%, to $22.1 million for the year ended December 31, 2020 from $26.7 million for the year ended December 31, 2019. The decrease in general and administrative expenses is primarily due to employee costs, which is related to our reduction in workforce, and lower professional fees during the year ended December 31, 2020.
Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 1%, to $35.0 million for the year ended December 31, 2020 from $34.8 million for the year ended December 31, 2019. The slight increase was attributable to depreciation expense for fixed assets placed into service during the year ended December 31, 2019, across all operating segments.
Gain on debt retirement. Gain on debt retirement increased $2.1 million, or 100%, to $2.1 million for the year ended December 31, 2020, which is attributable to the settlement of the ESCO Seller’s Notes during the year ended December 31, 2020.
Interest expense, net. Net interest expense decreased $2.4 million, or 41%, to $3.4 million for the year ended December 31, 2020 from $5.8 million for the year ended December 31, 2019. The decrease to net interest expense was attributable to the reduction of the principal balances on our Encina Master Financing Agreement (“Financing Agreement”) and Credit Facility.
Tax Expense. Tax expense decreased $2.2 million, or 100% from $2.2 million for the year ended December 31, 2019. The decrease was primarily attributable to the net loss incurred during the year ended December 31, 2020 compared to net income generated during the year ended December 31, 2019.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with US GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax provision or benefit, depreciation and amortization, equity‑based compensation, acquisition-related, severance and reorganization costs, gain or loss on disposal of assets, and certain other non-cash items that we do not view as indicative of our ongoing performance.
We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income or loss in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or loss determined in accordance with US GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of net income or loss, our most directly comparable financial measure calculated and presented in accordance with US GAAP, to Adjusted EBITDA.
The Year Ended December 31, 2020 compared to The Year Ended December 31, 2019

	Year Ended December 31, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(9.2)	$14.6	$0.9	$(24.8)	$(18.5)
Interest expense, net	—	—	—	3.4	3.4
Income Tax expense	—	—	—	—	—
Depreciation and amortization	20.2	10.2	3.2	1.4	35.0
Equity based compensation	—	—	—	3.7	3.7
Severance and reorganization costs	0.4	0.2	—	—	0.6
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
(Gain) loss on disposal of property and equipment	0.6	(0.2)	—	(0.3)	0.1
Adjusted EBITDA	$12.0	$24.8	$4.1	$(18.7)	$22.2

	Year Ended December 31, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(2.8)	$33.9	$9.1	$(35.8)	$4.4
Interest expense, net	—	—	—	5.8	5.8
Income Tax expense	—	—	—	2.2	2.2
Depreciation and amortization	20.1	11.4	2.2	1.1	34.8
Equity based compensation	—	—	—	3.3	3.3
Severance and reorganization costs	0.1	—	—	—	0.1
Gain on retirement of debt	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	—	0.2	0.2
Adjusted EBITDA	$17.4	$45.3	$11.3	$(23.2)	$50.8

	$ Variance
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(6.4)	$(19.3)	$(8.2)	$11.0	$(22.9)
Interest expense, net	—	—	—	(2.4)	(2.4)
Income Tax expense	—	—	—	(2.2)	(2.2)
Depreciation and amortization	0.1	(1.2)	1.0	0.3	0.2
Equity based compensation	—	—	—	0.4	0.4
Severance and reorganization costs	0.3	0.2	—	—	0.5
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
(Gain) loss on disposal of property and equipment	0.6	(0.2)	—	(0.5)	(0.1)
Adjusted EBITDA	$(5.4)	$(20.5)	$(7.2)	$4.5	$(28.6)
Adjusted EBITDA for the year ended December 31, 2020 decreased $28.6 million to $22.2 million from $50.8 million for the year ended December 31, 2019. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA decreased $5.4 million to $12.0 million from $17.4 million primarily due to a decrease in revenues of $49.6 million partially offset by a corresponding decrease in cost of services of 43.3 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA decreased $20.5 million to $24.8 million from $45.3 million due to a decrease in revenues of $85.8 million partially offset by a corresponding decrease in cost of services of $65.3 million.
Processing Solutions. Processing Solutions Adjusted EBITDA decreased $7.2 million to $4.1 million from $11.3 million due to a decrease in revenue of $13.7 million partially offset by a corresponding decrease in cost of services of $6.5 million.
Other.  Other Adjusted EBITDA increased for the year ended December 31, 2020 to a loss of $18.7 million from a loss $23.2 million due to decreased general and administrative expenses, which was related to a reduction of employee costs and professional fees. The balances included in Other reflect the general and administrative costs, interest expense, net and tax expense or benefit not directly attributable to any of our Segments.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. As of December 31, 2020, we had total liquidity of $16.0 million, consisting of $2.8 million of cash on hand and availability under our Revolving Credit Facility of $13.2 million.
As of December 31, 2020, our borrowing base, under the Credit Facility, was reduced to $20.7 million, compared to $30.5 million as of December 31, 2019, as a result of decreased operational activity, and accounts receivable, during the period. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “—Our Debt Obligations.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Years Ended December 31,		Variance
	2020	2019	$	%
	(in millions)
Net cash provided by operating activities	$25.5	$51.9	$(26.4)	(51)%
Net cash used in investing activities	(5.4)	(23.4)	18.0	77%
Net cash used in financing activities	(24.2)	(24.2)	—	—%
Net change in cash	$(4.1)	$4.3	$(8.4)	(195)%
Operating Activities
Net cash provided by operating activities decreased $26.4 million to $25.5 million for the year ended December 31, 2020 compared to $51.9 million for the year ended December 31, 2019. The change in cash flows provided by operating activities is attributable to cash collections related to accounts receivable, partially offset by cash payments related to our accounts payable and accrued expenses. Cash generated from working capital decreased to $4.0 million for the year ended December 31, 2020 from $7.4 million for the year ended December 31, 2019.
Investing Activities
Net cash used in investing activities decreased $18.0 million to a use of $5.4 million for the year ended December 31, 2020 compared to $23.4 million for the year ended December 31, 2019. The change in cash flows used in investing activities is attributable to a significant reduction in capital expenditures during the current year in response to the economic events that have taken place in the industry, as all planned growth capital expenditures were eliminated in April 2020. Additionally, there was an increased level of fixed assets acquired during the year ended December 31, 2019, relative to the corresponding period of the current year.
Financing Activities
Net cash used in financing activities remained flat at a use of cash of $24.2 million for both of the years ended December 31, 2020 and 2019. Although there was no change to net cash used in financing activities, during the year ended December 31, 2020, there were additional cash outflows related to the settlement of the ESCO Note Payable and repurchases of Class A Common Stock, which was offset by a reduction in net cash payments on the principal balance of our Credit Facility.
Supplemental Cash Flow Disclosures
We added assets of $0.1 million that were non-cash additions in the year ended December 31, 2020 and purchased $1.0 million in finance leased assets. In addition, we early terminated certain vehicle financing leases, thereby reducing our current and long-term obligations by $1.3 million.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $2.7 million and $3.6 million as of December 31, 2020 and 2019, respectively. The reduction in the Company’s operational activity, due to the current macroeconomic environment, is the primary reason for the decrease in working capital.
Our Debt Agreements
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
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims. Interest on the outstanding principal balance was accrued through the maturity date of the Note Payable. During the year ended December 31, 2020, the Company settled the indemnification claims, paid $3.8 million to settle the note and any unpaid interest, in full, and recognized a gain on the retirement of debt of $2.1 million.
Credit Facility
On August 16, 2017, Ranger, LLC entered into a $50.0 million senior revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”).
The applicable margin for LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 2.2% and the Credit Facility’s interest rate was 4.3% as of December 31, 2020. The weighted average interest rate for the borrowings under the Credit Facility was 3.2% for the year ended December 31, 2020.
Under the Credit Facility, the total loan capacity was $20.7 million, which was based on a borrowing base certificate in effect as of December 31, 2020. The Company had outstanding borrowings of $7.5 million under the Credit Facility, leaving a residual $13.2 million available for borrowing as of December 31, 2020. The Company was in compliance with the Credit Facility covenants as of December 31, 2020.
The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. Such calculation is submitted, in the form of a borrowing base certificate, to the Administrative Agent within ten business days of each preceding month end. The Credit Facility includes cash dominion provisions that permit the Administrative Agent to sweep cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Credit Facility. Such dominion is triggered when excess availability is less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination. When the Company is subject to dominion, for 30 consecutive days it is required to either (a) maintain excess availability in excess of the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination and no event of default has occurred and is continuing or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. During the first quarter of 2020, the Company borrowed against the Credit Facility causing dominion to revert to the Administrative Agent, however after the 30 consecutive day period, as defined above, dominion reverted back to the Company in the second quarter of 2020. The borrowings under the Credit Facility, and related issuance costs, were included in long-term debt, net in the Consolidated Balance Sheets as of December 31, 2020, as the Company was not subject to dominion and the scheduled maturity date is August 16, 2022.

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
Encina Master Financing and Security Agreement
June 22, 2018, the Company entered into a Financing Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. The Company utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. As of December 31, 2020, the aggregate principal balance outstanding under the Financing Agreement was $17.7 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.5%. As of December 31, 2020, LIBOR was 1.5%. Under the terms of the Financing Agreement, the Company is required to maintain a leverage ratio of 2.50 to 1.00. The Company was in compliance with the covenants under the Financing Agreement as of December 31, 2020.

Contractual and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2020:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Debt obligations (1)	$27.0	$11.2	$15.6	$0.2	$—
Finance lease obligations (1)	4.1	2.7	1.4	—	—
Operating lease obligations(2)	7.9	1.3	2.5	2.4	1.7
Total	$39.0	$15.2	$19.5	$2.6	$1.7
_________________________
(1)    Debt and finance lease obligations include estimated interest to be paid in future periods.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with US GAAP. In connection with preparing our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
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

Property and Equipment
Policy description
Property and equipment is stated at cost or estimated fair market value at the acquisition date less accumulated depreciation. Depreciation is charged to expense on the straight‑line basis over the estimated useful life of each asset, with estimated useful lives reviewed by management on an annual basis. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expenses as incurred. Assets under finance lease obligations and leasehold improvements are amortized over the shorter of the lease term or their respective estimated useful lives. Depreciation does not begin until property and equipment is placed in service. Once placed in service, depreciation on property and equipment continues while being repaired, refurbished or between periods of deployment.
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
During the first and second quarter of 2020, the Company noted a sustained decline in stock price due to the reduced demand and oversupply of oil and natural gas, which was an indication that the fair value of the Company’s long-lived assets could have fallen below their carrying values. As a result, an impairment analysis was performed and it was determined that no impairment existed.
Revenue Recognition
Policy description
In determining the appropriate amount of revenue to be recognized as the Company fulfills the obligations under its contracts with customers, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.
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
Income Taxes
Policy description
The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A release of a valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including our projections of future taxable income, which we continue to assess based on available information each reporting period.
Judgments and assumptions
The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under US GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
Equity‑Based Compensation
Policy description
We record equity‑based payments at fair value on the date of the grant, and expense the value of these awards in compensation expense over the applicable vesting periods.
Judgments and assumptions
We estimate the fair value of our performance stock units using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk free interest rate. Changes in these assumptions could change the fair value of our unit based awards and associated compensation expense in our consolidated statements of operations.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. As of December 31, 2020, we had $7.5 million and $17.7 million outstanding under our Credit Facility and Financing Agreement, respectively. For the year ended December 31, 2020, the Credit Facility and Financing Agreement had weighted average interest rates of 3.2% and 9.5%, respectively. A hypothetical 1.0% increase or decrease in the weighted average interest rates would cause our interest expense to fluctuate by approximately $0.3 million annually. We do not currently hedge our interest rate exposure.
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
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2020, the top three trade receivable balances represented 19%, 11% and 10%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 32%, 8% and 7%, respectively, of total High Specification Rig accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 25%, 17% and 14%, respectively, of total Completion Services accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented 62%, 28% and 18%, respectively, of total Processing Solutions accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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

Item 8. Financial Statements and Supplementary Data
RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of
Ranger Energy Services, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranger Energy Services, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
February 26, 2021

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$2.8	$6.9
Accounts receivable, net	25.9	41.5
Contract assets	1.1	1.2
Inventory	2.3	3.8
Prepaid expenses	3.6	5.3
Total current assets	35.7	58.7

Property and equipment, net	189.4	218.9
Intangible assets, net	8.5	9.3
Operating leases, right-of-use assets	5.8	6.5
Other assets	1.2	0.1
Total assets	$240.6	$293.5

Liabilities and Stockholders' Equity
Accounts payable	$10.5	$13.8
Accrued expenses	9.3	18.4
Finance lease obligations, current portion	2.5	5.1
Long-term debt, current portion	10.0	15.8
Other current liabilities	0.7	2.0
Total current liabilities	33.0	55.1

Operating leases, right-of-use obligations	5.2	4.5
Finance lease obligations	1.3	3.6
Long-term debt, net	14.5	26.6
Other long-term liabilities	1.8	0.7
Total liabilities	$55.8	$90.5

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 9,093,743 shares issued and 8,541,915 shares outstanding as of December 31, 2020; 8,839,788 shares issued and 8,725,851 shares outstanding as of December 31, 2019	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of December 31, 2020 and 2019	0.1	0.1
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares and 113,937 treasury shares as of December 31, 2020 and 2019, respectively	(3.8)	(0.7)
Accumulated deficit	(18.4)	(8.1)
Additional paid-in capital	123.9	121.8
Total controlling stockholders' equity	101.9	113.2
Noncontrolling interest	82.9	89.8
Total stockholders' equity	184.8	203.0
Total liabilities and stockholders' equity	$240.6	$293.5
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Revenues
High specification rigs	$82.5	$132.1
Completion and other services	98.5	184.3
Processing solutions	6.8	20.5
Total revenues	187.8	336.9

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	71.5	114.8
Completion and other services	73.7	139.0
Processing solutions	2.7	9.2
Total cost of services	147.9	263.0
General and administrative	22.1	26.7
Depreciation and amortization	35.0	34.8
Gain on debt retirement	(2.1)	—
Total operating expenses	202.9	324.5

Operating income (loss)	(15.1)	12.4

Other expenses
Interest expense, net	3.4	5.8
Total other expenses	3.4	5.8

Income (loss) before income tax expense	(18.5)	6.6
Income tax expense	—	2.2
Net income (loss)	(18.5)	4.4
Less: Net income (loss) attributable to non-controlling interests	(8.2)	2.6
Net income (loss) attributable to Ranger Energy Services, Inc.	$(10.3)	$1.8

Earnings (loss) per common share
Basic	$(1.21)	$0.21
Diluted	$(1.21)	$0.21
Weighted average common shares outstanding
Basic	8,532,923	8,634,013
Diluted	8,532,923	8,634,013
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except shares)

	Years Ended December 31,
	2020	2019	2020	2019
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	8,839,788	8,448,527	$0.1	$0.1
Issuance of shares under share-based compensation plans	340,110	229,446	—	—
Shares withheld for taxes on equity transactions	(86,155)	(45,082)	—	—
Issuance of Class A Common Stock to related party	—	206,897	—	—
Balance, end of period	9,093,743	8,839,788	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	(113,937)	—	$(0.7)	$—
Repurchase of Class A Common Stock	(437,891)	(113,937)	(3.1)	(0.7)
Balance, end of period	(551,828)	(113,937)	$(3.8)	$(0.7)

Accumulated deficit
Balance, beginning of period			$(8.1)	$(9.9)
Net income (loss) attributable to controlling interest			(10.3)	1.8
Balance, end of period			$(18.4)	$(8.1)

Additional paid-in capital
Balance, beginning of period			$121.8	$111.6
Equity based compensation			3.6	3.1
Shares withheld for taxes on equity transactions			(0.3)	(0.4)
Issuance of Class A Common Stock to related party			—	3.0
Benefit from reversal of valuation allowance			—	1.4
Impact of transactions affecting non-controlling interest			(1.2)	3.1
Balance, end of period			$123.9	$121.8

Total controlling interest stockholders’ equity
Balance, beginning of period			$113.2	$101.9
Net income (loss) attributable to controlling interest			(10.3)	1.8
Equity based compensation			3.6	3.1
Shares withheld for taxes on equity transactions			(0.3)	(0.4)
Issuance of Class A Common Stock to related party			—	3.0
Benefit from reversal of valuation allowance			—	1.4
Impact of transactions affecting non-controlling interest			(1.2)	3.1
Repurchase of Class A Common Stock			(3.1)	(0.7)
Balance, end of period			$101.9	$113.2

Non-controlling interest
Balance, beginning of period			$89.8	$90.1
Net income (loss) attributable to non-controlling interest			(8.2)	2.6
Equity based compensation			0.1	0.2
Impact of transactions affecting non-controlling interest			1.2	(3.1)
Balance, end of period			$82.9	$89.8

Total Stockholders’ Equity
Balance, beginning of period			$203.0	$192.0
Net income (loss)			(18.5)	4.4
Equity based compensation			3.7	3.3
Shares withheld for taxes on equity transactions			(0.3)	(0.4)
Issuance of Class A Common Stock to related party			—	3.0
Benefit from reversal of valuation allowance			—	1.4
Repurchase of Class A Common Stock			(3.1)	(0.7)
Balance, end of period			$184.8	$203.0
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(18.5)	$4.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.0	34.8
Equity based compensation	3.7	3.3
Gain on debt retirement	(2.1)	—
Other costs, net	2.6	0.9
Changes in operating assets and liabilities
Accounts receivable	15.6	5.2
Contract assets	0.1	1.9
Inventory	0.4	1.1
Prepaid expenses	1.7	(0.2)
Other assets	(1.1)	0.8
Accounts payable	(3.3)	(1.1)
Accrued expenses	(9.1)	0.5
Operating lease, right-of-use obligations	(0.6)	—
Other long-term liabilities	1.1	0.3
Net cash provided by operating activities	25.5	51.9

Cash Flows from Investing Activities
Purchase of property and equipment	(7.2)	(24.2)
Proceeds from disposal of property and equipment	1.8	0.8
Net cash used in investing activities	(5.4)	(23.4)

Cash Flows from Financing Activities
Borrowings under Credit Facility	44.6	26.7
Principal payments on Credit Facility	(47.1)	(35.2)
Principal payments on Encina Master Financing Agreement	(10.0)	(9.8)
Principal payments on ESCO Note Payable	(3.6)	—
Principal payments on financing lease obligations	(4.7)	(4.8)
Repurchase of Class A Common Stock	(3.1)	(0.7)
Shares withheld on equity transactions	(0.3)	(0.4)
Net cash used in financing activities	(24.2)	(24.2)

Increase (decrease) in Cash and Cash equivalents	(4.1)	4.3
Cash and Cash Equivalents, Beginning of Year	6.9	2.6
Cash and Cash Equivalents, End of Year	$2.8	$6.9

Supplemental Cash Flow Information
Interest paid	$2.9	$4.5
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$0.1	$(2.9)
Additions to fixed assets through financing leases	$(1.0)	$2.4
Early termination of financing leases	$1.3	$—
Initial operating leases, right-of-use asset additions	$—	$(8.3)
Issuance of Class A Common Stock to related party	$—	$3.0
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” or the “Company”) is a provider of onshore high specification (“high-spec”) well service rigs and complementary services in the United States. We provide an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well.
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
Recent Events
The outbreak of the novel coronavirus (“COVID-19”) has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and is likely to continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take effect at the close of the first quarter ended March 31, 2020, and continued through the issuance of these consolidated financial statements. The full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these consolidated financial statements is uncertain.
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices through the year ended December 31, 2020. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
Investments in which the Company exercises control are consolidated and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Company, are presented as a separate component of net income or loss and equity in the accompanying consolidated financial statements. The Company has ownership interests in Ranger LLC, which is consolidated within the Company’s consolidated financial statements but is not wholly owned by the Company. Changes in the Company’s ownership interest in Ranger LLC, while it retains its controlling interest, are accounted for as equity transactions.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:
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
Accounts Receivable, net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Before extending credit, the Company reviews a customer’s credit history and generally does not require collateral from its customers. The allowance for doubtful accounts is established as losses are estimated and are recorded through a provision for bad debts. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The allowance for doubtful accounts was $1.6 million for both of the years ended December 31, 2020 and 2019. Bad debt expense recorded for the years ended December 31, 2020 and 2019 was $0.1 million and $1.3 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable
2020	$1.6	$0.1	$(0.1)	$1.6
2019	$0.5	$1.3	$(0.2)	$1.6
Inventories
Inventories are carried at the lower of cost or net realizable value and primary consists of supplies held for the Completion and Other Services segment.
Leases
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, discounted at our annual incremental borrowing rate (“IBR”). ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU asset and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. For certain leases, where variable lease payments are incurred and relate primarily to common area maintenance, in substance fixed payments are included in the ROU asset and lease liability. For those leases that do not provide an implicit rate, we use an IBR based on the estimated rate of interest for a fully collateralized, fully amortizing loan over a similar term of the lease payments at commencement date. ROU assets also include any lease payments made and exclude lease incentives. Lease terms do not include options to extend or terminate the lease, as management does not consider them reasonably certain to exercise at this time. Leases with terms of 12 months or less are considered short-term leases and therefore payments are recorded as an expense on a straight line basis over the lease term. Any lease and non-components are combined.
Operating Leases
The Company enters into operating leases, primarily for real estate, with terms that vary from less than 12 months to seven years, where certain of the leases contain escalation clauses. The operating leases are included in Operating lease right-of-use assets, Other current liabilities and Operating lease right-of-use obligations in the Consolidated Balance Sheets. Lease costs associated with our yards and field offices are included in Cost of Services and our executive offices are included in General and Administrative expenses in the Consolidated Statements of Operations.
Finance Leases
The Company enters into lease arrangements for certain equipment, which are considered finance leases and generally have a term of three to five years. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Finance lease obligations, current portion and Finance lease obligations in our Consolidated Balance Sheets.

Property and Equipment, net
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
During the first and second quarter of 2020, the Company noted a sustained decline in stock price due to the reduced demand and oversupply of oil and natural gas, which was an indication that the fair value of the Company’s long-lived assets could have fallen below their carrying values. As a result, an impairment analysis was performed and it was determined that no impairment existed.
Intangible Assets
Identified intangible assets with determinable lives consist of customer relationships. Customer relationships are straight-line amortized over their estimated useful lives.
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
The Company’s financial instruments consist of cash and cash equivalents, trade receivables and trade payables, where the carrying amount approximates fair value due to the short‑term nature of each instrument. The fair value of long‑term debt approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2020 and 2019.
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
All revenue transactions are presented on a net of sales tax in the Consolidated Statement of Operations.
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $1.1 million and $1.2 million as of December 31, 2020 and 2019, respectively. Substantially all of the contract assets as of December 31, 2020 and 2019 were invoiced during the subsequent periods.
The Company does not have any contract liabilities included in the Consolidated Balance Sheets as of December 31, 2020 and 2019.
Income Taxes
The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under US GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities and associated valuation allowances during the period. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of December 31, 2020 and 2019, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. The Company’s tax filings for 2019, 2018 and 2017 are subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination.  These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts.
The Company records income tax related interest and penalties, if applicable, as a component of tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2020 and 2019.
Equity-Based Compensation
The Consolidated Financial Statements reflect various equity-based compensation awards granted by Ranger. These awards include restricted stock awards and performance stock units. The Company recognizes compensation expense related to equity-based awards based on the estimated fair value of the awards on the date of grant. The fair value of the equity-based awards on the grant date is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of the restricted stock awards are estimated using the market price of the Company’s shares on the grant date. The fair value of the performance stock units are estimated using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk free interest rate. Changes in these assumptions could change the fair value of our unit based awards and associated compensation expense in our Consolidated Statements of Operations. Forfeitures of all equity-based compensation are recognized as they occur.

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
Recent Accounting Pronouncements
Recently issued accounting standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology to reflect expected credit losses. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date to be performed based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the effect of this accounting standard on its consolidated financial statements.
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
Note 3 — Property and Equipment, Net
Property and equipment include the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2020	2019
High specification rigs	20	$127.2	$127.2
High specification rigs machinery and equipment	5 - 10	39.7	38.3
Completions and other services machinery and equipment	5 - 10	56.5	55.8
Process solutions machinery and equipment	3 - 30	45.9	40.8
Vehicles	3 - 15	20.4	25.9
Other property and equipment	5 - 25	10.9	10.1
Property and equipment		300.6	298.1
Less: accumulated depreciation		(113.0)	(85.5)
Construction in progress		1.8	6.3
Property and equipment, net		$189.4	$218.9
Depreciation expense was $34.2 million and $34.1 million for the years ended December 31, 2020 and 2019, respectively.

Note 4 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2020	2019
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(2.9)	(2.1)
Intangible assets, net		$8.5	$9.3
Amortization expense was $0.8 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the years ending December 31,	Amount
2021	$0.7
2022	0.7
2023	0.7
2024	0.7
2025	0.8
Thereafter	4.9
Total	$8.5
Note 5 — Accrued Expenses
Accrued expenses are comprised of the following (in millions):

	December 31,
	2020	2019
Accrued payables	$2.7	$8.3
Accrued compensation	4.5	6.3
Accrued taxes	1.0	1.8
Accrued insurance	1.1	2.0
Accrued expenses	$9.3	$18.4
Note 6 — Leases
Operating Leases
Lease costs and other information related to operating leases are as follows (in millions):

	Years Ended December 31,
	2020	2019
Short-term lease costs	$1.9	$5.4
Operating lease cost	$2.6	$3.0
Operating cash outflows from operating leases	$2.6	$2.9

Weighted average remaining lease term	6.1 years	5.8 years
Weighted average discount rate	8.5%	9.3%

As of December 31, 2020, aggregate future minimum lease payments under operating leases was (in millions):

For the years ending December 31,	Total
2021	$1.2
2022	1.3
2023	1.2
2024	1.2
2025	1.2
Thereafter	1.7
Total future minimum lease payments	7.8
Less: amount representing interest	(1.9)
Present value of future minimum lease payments	5.9
Less: current portion of operating lease obligations	(0.7)
Long-term portion of finance lease obligations	$5.2
Finance Leases
Lease costs and other information related to finance leases are as follows (in millions):

	Years Ended December 31,
	2020	2019
Amortization of finance leases	$4.7	$5.2
Interest on lease liabilities	$0.4	$0.8
Financing cash outflows from finance leases	$4.7	$4.8

Weighted average remaining lease term	1.2 years	1.4 years
Weighted average discount rate	3.9%	4.3%
As of December 31, 2020, aggregate future minimum lease payments under finance leases was (in millions):

For the years ending December 31,	2020
2021	$2.7
2022	1.0
2023	0.4
2024	—
2025	—
Thereafter	—
Total future minimum lease payments	4.1
Less: amount representing interest	(0.3)
Present value of future minimum lease payments	3.8
Less: current portion of finance lease obligations	(2.5)
Long-term portion of finance lease obligations	$1.3
On February 22, 2021, the Company entered into an agreement to sell and leaseback certain of our vehicles for cash consideration of $3.5 million.

Note 7 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	December 31,
	2020	2019
ESCO Notes Payable	$—	$5.8
Wells Fargo Credit Facility	7.2	9.5
Encina Master Financing Agreement	17.3	27.1
Total Debt	24.5	42.4
Current portion of long-term debt	(10.0)	(15.8)
Long term-debt, net	$14.5	$26.6
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
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims. Interest on the outstanding principal balance was accrued through the maturity date of the Note Payable. During the year ended December 31, 2020, the Company settled the indemnification claims, paid $3.8 million to settle the note and any unpaid interest, in full, and recognized a gain on the retirement of debt of $2.1 million. Please see ‘Note 12 — Commitments and Contingencies’ for further details.
Credit Facility
On August 16, 2017, Ranger, LLC entered into a $50.0 million senior revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”). The Company’s eligible accounts receivable serves as collateral for the borrowings under the Credit Facility.
The applicable margin for LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger, LLC’s average excess availability under the Credit Facility. The applicable margin for the LIBOR loan was 2.2% and the Base Rate loan interest rate was 4.3% as of December 31, 2020. The weighted average interest rate for the borrowings under the Credit Facility was 3.2% for the year ended December 31, 2020.
Under the Credit Facility, the total loan capacity was $20.7 million, which was based on a borrowing base certificate in effect as of December 31, 2020. The Company had outstanding borrowings of $7.5 million under the Credit Facility, leaving a residual $13.2 million available for borrowing as of December 31, 2020. The Company was in compliance with the Credit Facility covenants as of December 31, 2020. There were capitalized fees of $0.7 million associated with the Credit Facility, which are included on the Consolidated Balance Sheets as a discount to the long term debt. Such fees will be amortized through maturity and are included in Interest Expense, net on the Consolidated Statements of Operations. Unamortized debt issuance costs as of December 31, 2020 was $0.3 million.
The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. Such calculation is submitted, in the form of a borrowing base certificate, to the Administrative Agent within ten business days of each preceding month end. The Credit Facility includes cash dominion provisions that permit the Administrative Agent to sweep cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Credit Facility. Such dominion is triggered when excess availability is less than the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination. When the Company is subject to dominion, for 30 consecutive days it is required to either (a) maintain excess availability in excess of the greater of $6.25 million and 12.5% of the lesser of (x) the maximum revolver amount and (y) the borrowing base as of such date of determination and no event of default has occurred and is continuing or (b) have no revolver drawings and available cash of at least $20.0 million for dominion to revert back to the Company. During the first quarter of 2020, the Company borrowed against the Credit Facility causing dominion to revert to the Administrative Agent, however after the 30 consecutive day period, as defined above, dominion reverted back to the Company in the second quarter of 2020. The borrowings under the Credit Facility, and related issuance costs, were included in Long-term debt, net in the Consolidated Balance Sheets as of December 31, 2020, as the Company was not subject to dominion and the scheduled maturity date is August 16, 2022.
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Financing Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. The Company utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high specification rig assets. As of December 31, 2020, the aggregate principal balance outstanding under the Financing Agreement was $17.7 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.5%. As of December 31, 2020, LIBOR was 1.5%. Under the terms of the Financing Agreement, the Company is required to maintain a leverage ratio of 2.50 to 1.00. The Company was in compliance with the covenants under the Financing Agreement as of December 31, 2020.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included on the Consolidated Balance Sheets as a discount to the Long-term Debt, net. Such fees will be amortized through maturity and are included in Interest Expense, net on the Consolidated Statements of Operations. Unamortized debt issuance costs as of December 31, 2020 was $0.4 million.
Scheduled Debt Maturities
As of December 31, 2020, aggregate principal repayments of total debt for the next five years are as follows (in millions):

For the years ending December 31,	Total
2021	$10.0
2022	15.0
2023	0.2
Total	$25.2
Note 8 — Equity
Equity Based Compensation
Overview
The Company has a Long-Term Incentive Plan (“LTIP”) for executives, employees, consultants and non-employee directors, under which awards can be granted in the form of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance awards, dividend equivalents, other stock-based awards, cash awards and substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 2,850,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board or an alternative committee appointed by the Board.
RSAs
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. The aggregate fair value of RSAs granted during the years ended December 31, 2020 and 2019 was $2.5 million and $4.5 million, respectively. As of December 31, 2020, there was an aggregate of $3.3 million of unrecognized expense related to RSAs issued, which are expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the unvested activity for RSAs during the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2019	481,710
Granted	590,091	$7.59	2.1 years
Forfeited	(80,767)
Vested	(229,446)
Unvested at December 31, 2019	761,588	$7.84	1.8 years
Granted	649,039	$3.84	1.8 years
Forfeited	(59,790)
Vested	(340,110)
Unvested at December 31, 2020	1,010,727	$5.30	1.5 years
Performance Stock Units (“PSUs”)
The Company has granted performance awards to certain key employees, in the form of PSUs, which are earned based on the achievement of certain market factors and performance targets at the discretion of the board of directors. The PSUs are subject to a three year measurement period during which the number of Class A Common Stock to be issued in settlement of the PSUs remains uncertain until the end of the measurement period and will generally cliff vest based on the level of achievement with respect to the applicable performance criteria. Subsequent to such measurement period, the vesting of PSUs is subject to certification by the board of directors. As defined in the respective PSU agreements, the performance criteria applicable to these awards is relative and absolute total shareholder return (“TSR”). Achievement with respect to the relative TSR criteria is determined by the Company’s TSR compared to the TSR of the defined peer group during the measurement period. Achievement with respect to the absolute TSR criteria is based on a measurement of the Company’s stock price growth during the measurement period.
The PSUs that were granted during the years ended December 31, 2020 and 2019 will cliff vest, subject to the achievement of applicable performance criteria and certification by the board of directors, on April 23, 2023 and March 21, 2022, respectively. As of December 31, 2020, there was an aggregate of $0.9 million of unrecognized compensation cost related to PSUs.
The following table summarizes the unvested activity for PSUs during the years ended December 31, 2020 and 2019:

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested as of January 1, 2019	35,482			35,482
Granted	52,960	$11.96		52,960	$9.50
Unvested as of December 31, 2019	88,442			88,442
Granted	60,631	$6.33	2.3 years	60,631	$3.62	2.3 years
Unvested as of December 31, 2020	149,073		1.4 years	149,073		1.4 years
Purchases of Equity Securities
During the year ended December 31, 2020, the Company repurchased 344,828 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. See ‘Note 12 — Commitments and Contingencies’ for further details.
In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program was 12 months and therefore ended in June 2020. During the years ended December 31, 2020 and 2019, the Company repurchased 93,063 shares and 113,937 shares, respectively, of Class A Common Stock for an aggregate $0.7 million for both periods, in the open market.

The following table summarizes the activity of treasury stock for the years ended December 31, 2020 and 2019:

	Treasury Stock
	Quantity	Amount
Balance at January 1, 2019	—	$—
Repurchase of Class A Common Stock	(113,937)	(0.7)
Balance at December 31, 2019	(113,937)	(0.7)
Repurchase of Class A Common Stock	(437,891)	(3.1)
Balance at December 31, 2020	(551,828)	$(3.8)
Share Issuance to Related Party
In connection with the Offering, the Company entered into a master reorganization agreement in 2017, under which the parties thereto effected a series of restructuring transactions. Under the master reorganization agreement, an aggregate of $3.0 million liability was settled by the Company and CSL Energy Holdings I, LLC during the year ended December 31, 2019. At the Company’s discretion the liability was settled with the issuance of 206,898 Class A Common Stock.
Note 9 — Risk Concentrations
Customer Concentrations
For the year ended December 31, 2020, two customers, EOG Resources (“EOG”) and Concho Resources, Inc. (“Concho”), accounted for approximately 21% and 17%, respectively, of the Company’s consolidated revenues. As of December 31, 2020, approximately 11% and 10%, respectively, of the consolidated accounts receivable balance was due from these customers.
For the year ended December 31, 2019, two customers, EOG and Concho, accounted for approximately 17% and 14%, respectively, of the Company’s consolidated revenues. As of December 31, 2019, approximately 12% and 8% respectively, of the consolidated accounts receivable balance was due from these customers.
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
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the years ended December 31, 2020 and 2019 was 21%. Total income tax expense for the year ended December 31, 2020 and 2019 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to non-deductible expenses, other state taxes, in addition to the adjustment for non-controlling interest that is not subject to federal tax.
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

	Years Ended December 31,
	2020	2019
Current provision (benefit)
Federal	$—	$—
State	(0.2)	0.4
Total current provision (benefit)	(0.2)	0.4

Deferred provision (benefit)
Federal	0.2	1.4
State	—	0.4
Total deferred expense (benefit)	0.2	1.8
Income tax expense (benefit)	$—	$2.2

A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 21% for 2020 and 2019 to income tax expense follows (in millions):

	December 31,
	2020	2019
Income (loss) before income taxes	$(18.5)	$6.6
Statutory rate	21%	21%
Income tax expense (benefit) computed at statutory rate	$(3.9)	$1.4

Reconciling items
State income taxes, net of federal tax benefit	(0.1)	0.9
Nontaxable (loss) income allocated to non-controlling interest	1.7	(0.6)
Valuation allowance	2.1	—
Non-deductible expenses and other	0.2	0.5
Income tax expense (benefit)	$—	$2.2
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

	December 31,
	2020	2019
Deferred income tax assets
Net operating loss carryforward	$16.4	$16.4
Valuation allowance	(5.3)	(3.5)
Net deferred income tax asset	$11.1	$12.9

Deferred income tax liabilities
Investment in partnership	$(11.1)	$(12.9)
Property and equipment	(0.5)	(0.5)
Deferred income tax liability	(11.6)	(13.4)
Net deferred income tax liability	$(0.5)	$(0.5)
As of December 31, 2020, the Company has net operating loss carryforwards of approximately $71.5 million, consisting of $9.8 million of section 382 limited losses expiring beginning in 2034, an estimated $20.6 million of non-section 382 limited losses expiring beginning in 2037 and $41.1 million of non-section 382 limited losses which carryforward indefinitely.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. As of December 31, 2020, the Company had deferred payroll tax payments of $1.9 million, however there were no other material tax impacts to the consolidated financial statements as it related to COVID-19 measures.

Note 11 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of income (loss) allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of common stock. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of basic and diluted earnings or loss per share for the years ended December 31, 2020 and 2019 (in millions, except share and per share data):

	Years Ended December 31,
	2020	2019
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(10.3)	$1.8
Net income (loss) attributable to Class A Common Stock	$(10.3)	$1.8

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(10.3)	$1.8
Net income (loss) attributable to Class A Common Stock	$(10.3)	$1.8

Weighted average shares (denominator):
Weighted average number of shares - basic	8,532,923	8,634,013
Weighted average number of shares - diluted	8,532,923	8,634,013

Basic earnings (loss) per share	$(1.21)	$0.21
Diluted earnings (loss) per share	$(1.21)	$0.21
During the years ended December 31, 2020 and 2019, the Company excluded 6.9 million shares of Class A Common Stock issuable upon conversion of the Company’s Class B Common Stock for both periods and 1.3 million and 1.2 million, respectively, equity-based awards in calculating diluted earnings or loss per share, as the effect was anti-dilutive.
Note 12 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO Leasing, LLC that the Company is seeking to be indemnified for breach of contract. The Company exercised its right to stop payments of the remaining principal balance of $5.8 million on the Seller’s Notes and any unpaid interest, pending resolution of certain indemnification claims. During the year ended December 31, 2020, the Company paid an aggregate of $6.2 million to ESCO, of which $3.8 million was paid to settle the Seller’s Note, and any unpaid interest, and $2.4 million was paid to repurchase shares of the Company’s Class A Common Stock. See “Note 7 — Debt” and “Note 8 — Equity” for further details of the debt and equity settlements.
Note 13 — Related Party Transactions
Stockholders’ Agreement
In connection with the Offering, Ranger entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the Legacy Owners and the Bridge Loan Lenders (defined below). Among other things, the Stockholders’ Agreement provides CSL and Bayou Wells Holdings Company, LLC (“Bayou Holdings”) with the right to designate nominees to Ranger’s board of directors (each, as applicable, a “CSL Director” or “Bayou Director”) as follows:
•for so long as CSL beneficially owns at least 50% of Ranger’s common stock, at least three members of the Board of Directors shall be CSL Directors and at least two members of the Board of Directors shall be Bayou Directors (which may include Richard Agee, Brett Agee or any other person that may be designated by Bayou Holdings in accordance with the terms of the stockholders’ agreement);
•for so long as CSL beneficially owns less than 50% but at least 30% of Ranger’s common stock, at least three members of the Board of Directors shall be CSL Directors;

•for so long as CSL beneficially owns less than 30% but at least 20% of Ranger’s common stock, at least two members of the Board of Directors shall be CSL Directors;
•for so long as CSL beneficially owns less than 20% but at least 10% of Ranger’s common stock, at least one member of the Board of Directors shall be a CSL Director; and
•once CSL beneficially owns less than 10% of Ranger’s common stock, CSL will not have any Board designation rights.
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
Payments
The Company incurred $0.7 million and $0.9 million in expenses to CSL and other board members for the years ended December 31, 2020 and 2019, respectively, primarily related to office rent, where such lease terminated during the fourth quarter of 2020. As of December 31, 2020 amounts due to or from CSL and other board members was negligible.
In connection with the IPO, the Company entered into a master reorganization agreement in 2017, under which the parties thereto effected a series of restructuring transactions. Under the master reorganization agreement, an aggregate of $3.0 million liability was settled by the Company and CSL Energy Holdings I, LLC during the year ended December 31, 2019. At the Company’s discretion the liability was settled with the issuance of 206,898 Class A Common Stock.
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

Note 14 — Segment Reporting
The Company’s operations are located in the United States and organized into three reporting segments: High Specification Rigs, Completion and Other Services and Processing Solutions. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying consolidated financial statements. The reportable segments have been categorized based on services provided in each line of business. The CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, rig hours and rig utilization. The tables below present the operating income (loss) measurement, as the Company believes this is most consistent with the principals used in measuring the financial statements.
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
    Completion and Other Services. The Completion and Other Services segment provides wireline completion services necessary to bring a well on production and other ancillary services consisting primarily of the Company’s wireline and snubbing lines of business along with other, non-rig well services to enhance the production of a well.
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
Segment information for the years ended December 31, 2020 and 2019 is as follows (in millions):

	Year Ended December 31, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$82.5	$98.5	$6.8	$—	$187.8
Cost of services	71.5	73.7	2.7	—	147.9
General and administrative	—	—	—	22.1	22.1
Depreciation and amortization	20.2	10.2	3.2	1.4	35.0
Gain on debt retirement	—	—	—	(2.1)	(2.1)
Operating income (loss)	(9.2)	14.6	0.9	(21.4)	(15.1)
Interest expense, net	—	—	—	3.4	3.4
Income tax expense	—	—	—	—	—
Net income (loss)	$(9.2)	$14.6	$0.9	$(24.8)	$(18.5)

Capital expenditures	$5.0	$2.0	$0.5	$0.3	$7.8

	As of December 31, 2020
Property and equipment, net	$115.8	$30.8	$37.7	$5.1	$189.4
Total assets	$154.3	$41.1	$38.4	$6.8	$240.6

	Year Ended December 31, 2019
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
Revenues	$132.1	$184.3	$20.5	$—	$336.9
Cost of services	114.8	139.0	9.2	—	263.0
General and administrative	—	—	—	26.7	26.7
Depreciation and amortization	20.1	11.4	2.2	1.1	34.8
Gain on debt retirement	—	—	—	—	—
Operating income (loss)	(2.8)	33.9	9.1	(27.8)	12.4
Interest expense, net	—	—	—	5.8	5.8
Income tax expense	—	—	—	2.2	2.2
Net income (loss)	$(2.8)	$33.9	$9.1	$(35.8)	$4.4

Capital expenditures	$11.1	$4.1	$7.8	$0.5	$23.5

	As of December 31, 2019
Property and equipment, net	$132.2	$40.8	$40.5	$5.4	$218.9
Total assets	$186.1	$57.4	$42.6	$7.4	$293.5

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
Our internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 10 requires that is incorporated herein by reference.
Item 11. Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Please see the information appearing in the proposal for the ratification of the appointment of our independent registered public accounting firm in the definitive proxy statement for our 2021 Annual Meeting of Shareholders for the information this Item 14 requires that is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements.
See index to Consolidated Financial Statements included beginning on Page 48.
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

10.5	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.6	Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.7†	Indemnification Agreement (Darron M. Anderson) incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 22, 2017)
10.8†	Indemnification Agreement (William M. Austin) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.9†	Indemnification Agreement (Brett T. Agee) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.10†	Indemnification Agreement (Richard E. Agee) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.11†	Indemnification Agreement (Charles S. Leykum) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)

10.12†	Indemnification Agreement (Merrill A. Miller Jr.) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.13†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.14†	Indemnification Agreement (Gerald Cimador) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on January 5, 2018)
10.15†	Indemnification Agreement (Byron Dunn) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on March 26, 2020)
10.16†	Executive Agreement (Darron M. Anderson) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 10, 2018)
10.17	Employment Agreement (J. Brandon Blossman) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 7, 2018)
10.18†	Indemnification Agreement (J. Brandon Blossman) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on June 7, 2018)
10.19	Master Financing and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 22, 2018)
10.20†	Indemnification Agreement (Michael C. Kearney) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on July 31, 2018)
10.21†	Employment Agreement, (Mario H. Hernandez) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on February 21, 2019)
10.22†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2018) (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K Filed with the Commission on February 28, 2020)

10.23†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2019) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Commission on May 1, 2019)

10.24†	Indemnification Agreement, dated as of November 28, 2018, by and between the Company and Mario H. Hernandez
*10.25†	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2020)
*21.1	List of subsidiaries of Ranger Energy Services, Inc.
*23.1	Consent of BDO USA, LLP
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.INS	XBRL Instance Document
*101.LAB	XBRL Labels Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.SCH	XBRL Schema Document
_________________________

*	Filed as an exhibit to this Annual Report on Form 10-K
**	Furnished as an exhibit to this Annual Report on Form 10-K
†	Compensatory plan or arrangement
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

Ranger Energy Services, Inc.

/s/ Darron M. Anderson	February 26, 2021
Darron M. Anderson	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darron M. Anderson	President, Chief Executive Officer and Director	February 26, 2021
Darron M. Anderson	(Principal Executive Officer)

/s/ J. Brandon Blossman	Chief Financial Officer	February 26, 2021
J. Brandon Blossman	(Principal Financial Officer)

/s/ Mario H. Hernandez	Chief Accounting Officer	February 26, 2021
Mario H. Hernandez	(Principal Accounting Officer)

/s/ Merrill A. Miller Jr.	Chairman of the Board	February 26, 2021
Merrill A. Miller, Jr.

/s/ William M. Austin	Director	February 26, 2021
William M. Austin

/s/ Brett T. Agee	Director	February 26, 2021
Brett T. Agee

/s/ Richard E. Agee	Director	February 26, 2021
Richard E. Agee

/s/ Krishna Shivram	Director	February 26, 2021
Krishna Shivram

/s/ Charles S. Leykum	Director	February 26, 2021
Charles S. Leykum

/s/ Gerald C. Cimador	Director	February 26, 2021
Gerald C. Cimador

/s/ Michael C. Kearney	Director	February 26, 2021
Michael C. Kearney

/s/ Byron A. Dunn	Director	February 26, 2021
Byron A. Dunn