Form 10-Q
period 2021-03-31
Ranger Energy Services, Inc.
filed 2021-05-06
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2021, the registrant had 8,849,818 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1.5	$2.8
Accounts receivable, net	27.3	25.9
Contract assets	1.7	1.1
Inventory	2.3	2.3
Prepaid expenses	4.6	3.6
Total current assets	37.4	35.7

Property and equipment, net	182.8	189.4
Intangible assets, net	8.3	8.5
Operating leases, right-of-use assets	5.6	5.8
Other assets	1.2	1.2
Total assets	$235.3	$240.6

Liabilities and Stockholders' Equity
Accounts payable	$9.3	$10.5
Accrued expenses	10.9	9.3
Finance lease obligations, current portion	4.1	2.5
Long-term debt, current portion	10.3	10.0
Other current liabilities	0.7	0.7
Total current liabilities	35.3	33.0

Operating leases, right-of-use obligations	5.0	5.2
Finance lease obligations	2.6	1.3
Long-term debt, net	13.7	14.5
Other long-term liabilities	1.8	1.8
Total liabilities	58.4	55.8

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 9,329,306 shares issued and 8,777,478 shares outstanding as of March 31, 2021; 9,093,743 shares issued and 8,541,915 shares outstanding as of December 31, 2020	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of March 31, 2021 and December 31, 2020	0.1	0.1
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of March 31, 2021 and December 31, 2020	(3.8)	(3.8)
Accumulated deficit	(23.0)	(18.4)
Additional paid-in capital	125.0	123.9
Total controlling stockholders' equity	98.4	101.9
Noncontrolling interest	78.5	82.9
Total stockholders' equity	176.9	184.8
Total liabilities and stockholders' equity	$235.3	$240.6
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues
High specification rigs	$21.7	$34.9
Completion and other services	15.5	43.3
Processing solutions	1.1	2.8
Total revenues	38.3	81.0

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	19.0	29.9
Completion and other services	14.6	31.7
Processing solutions	0.5	1.5
Total cost of services	34.1	63.1
General and administrative	3.5	5.0
Depreciation and amortization	8.0	8.9
Total operating expenses	45.6	77.0

Operating income (loss)	(7.3)	4.0

Other expenses
Interest expense, net	0.6	1.1
Total other expenses	0.6	1.1

Income (loss) before income tax expense	(7.9)	2.9
Tax expense	0.4	0.1
Net income (loss)	(8.3)	2.8
Less: Net income (loss) attributable to noncontrolling interests	(3.7)	1.3
Net income (loss) attributable to Ranger Energy Services, Inc.	$(4.6)	$1.5

Earnings (loss) per common share
Basic	$(0.54)	$0.17
Diluted	$(0.54)	$0.15
Weighted average common shares outstanding
Basic	8,581,642	8,617,781
Diluted	8,581,642	15,549,684
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Three Months Ended March 31,
	2021	2020	2021	2020
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	9,093,743	8,839,788	$0.1	$0.1
Issuance of shares under share-based compensation plans	333,076	152,633	—	—
Shares withheld for taxes on equity transactions	(97,513)	(44,591)	—	—
Balance, end of period	9,329,306	8,947,830	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(113,937)	$(3.8)	$(0.7)
Repurchase of Class A Common Stock	—	(437,891)	—	(3.1)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(18.4)	$(8.1)
Net income (loss) attributable to controlling interest			(4.6)	1.5
Balance, end of period			$(23.0)	$(6.6)

Additional paid-in capital
Balance, beginning of period			$123.9	$121.8
Equity based compensation amortization			0.9	0.7
Shares withheld for taxes on equity transactions			(0.5)	(0.1)
Impact of transactions affecting noncontrolling interest			0.7	(2.2)
Balance, end of period			$125.0	$120.2

Total controlling interest shareholders’ equity
Balance, beginning of period			$101.9	$113.2
Net income (loss) attributable to controlling interest			(4.6)	1.5
Equity based compensation amortization			0.9	0.7
Shares withheld for taxes on equity transactions			(0.5)	(0.1)
Impact of transactions affecting noncontrolling interest			0.7	(2.2)
Repurchase of Class A Common Stock			—	(3.1)
Balance, end of period			$98.4	$110.0

Noncontrolling interest
Balance, beginning of period			$82.9	$89.8
Net income (loss) attributable to noncontrolling interest			(3.7)	1.3
Impact of transactions affecting noncontrolling interest			(0.7)	2.2
Equity based compensation amortization			—	0.1
Balance, end of period			$78.5	$93.4

Total Stockholders' Equity
Balance, beginning of period			$184.8	$203.0
Net income (loss)			(8.3)	2.8
Equity based compensation amortization			0.9	0.8
Shares withheld for taxes on equity transactions			(0.5)	(0.1)
Repurchase of Class A Common Stock			—	(3.1)
Balance, end of period			$176.9	$203.4
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(8.3)	$2.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.0	8.9
Equity based compensation	0.9	0.8
Gain on sale of property and equipment	(0.4)	—
Gain on debt retirement	—	(2.1)
Other costs, net	0.4	0.1
Changes in operating assets and liabilities
Accounts receivable	(1.4)	(0.7)
Contract assets	(0.6)	(2.5)
Inventory	—	(0.3)
Prepaid expenses	(1.0)	2.0
Other assets	—	(0.4)
Accounts payable	(1.2)	(1.3)
Accrued expenses	1.7	1.2
Operating lease, right-of-use obligations	(0.2)	0.6
Other long-term liabilities	0.2	(0.6)
Net cash (used in) provided by operating activities	(1.9)	8.5

Cash Flows from Investing Activities
Purchase of property and equipment	(0.4)	(4.7)
Proceeds from disposal of property and equipment	0.4	0.1
Net cash used in investing activities	—	(4.6)

Cash Flows from Financing Activities
Borrowings under Credit Facility	6.4	16.9
Principal payments on Credit Facility	(5.3)	(5.6)
Principal payments on Encina Master Financing Agreement	(2.5)	(2.5)
Payments on Installment Purchases	(0.2)	—
Proceeds from financing of sale-leaseback	3.5	—
Principal payments on financing lease obligations	(0.8)	(1.3)
Shares withheld on equity transactions	(0.5)	(0.1)
Repurchase of Class A Common Stock	—	(3.1)
Principal payments on ESCO Note Payable	—	(3.7)
Net cash provided by financing activities	0.6	0.6

Increase (decrease) in Cash and Cash equivalents	(1.3)	4.5
Cash and Cash Equivalents, Beginning of Period	2.8	6.9
Cash and Cash Equivalents, End of Period	$1.5	$11.4

Supplemental Cash Flow Information
Interest paid	$0.5	$1.0
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$(0.6)	$(0.8)
Additions to fixed assets through financing leases	$(0.2)	$(0.5)
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
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and natural gas liquids (“NGLs”) prices through the first quarter of 2021. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry.
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
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have or may negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of the Company’s customers to conduct business, which would result in a decrease in demand for services and lower utilization of the Company’s assets; limitations on the ability of suppliers to provide materials or equipment, limitations on the ability of the Company’s employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; and limitations on the ability of customers to pay us on a timely basis. If prolonged, such factors may also negatively affect the carrying values of the Company’s property and equipment and intangible assets. At the close of the first quarter of 2020, the Company initiated cost reductions throughout the organization, including a reduction in the workforce and salary reductions. Additionally, various other operational, travel and organizational expense reductions will continue to manage costs to preserve liquidity through the downturn. We believe these actions will provide sufficient liquidity to finance our operations for twelve months post issuance of these condensed consolidated financial statements. During the first quarter of 2021, increased activity can be attributed to stay-at-home orders and other restrictions being lifted in certain geographical areas, however any future containment measure could curtail such growth. We will continue to actively monitor the situation and may take further actions that alter business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of the Company’s employees, customers and stakeholders.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements and the unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2020 and 2019, included in the Annual Report filed on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). Interim results for the periods presented may not be indicative of results that will be realized for future periods.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2021.
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
Note 3 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	March 31, 2021	December 31, 2020
High specification rigs	20	$127.3	$127.2
High specification rigs machinery and equipment	5 - 10	40.4	39.7
Completion and other services machinery and equipment	5 - 10	56.5	56.5
Processing solutions machinery and equipment	3 - 30	46.0	45.9
Vehicles	3 - 15	20.5	20.4
Other property and equipment	5 - 25	10.8	10.9
Property and equipment		301.5	300.6
Less: accumulated depreciation		(120.5)	(113.0)
Construction in progress		1.8	1.8
Property and equipment, net		$182.8	$189.4

Depreciation expense was $7.8 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively.
Note 4 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2021	December 31, 2020
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(3.1)	(2.9)
Intangible assets, net		$8.3	$8.5
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Amount
2022	$0.7
2023	0.7
2024	0.7
2025	0.7
2026	0.8
Thereafter	4.7
Total	$8.3
Note 5 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2021	December 31, 2020
Accrued payables	$4.0	$2.7
Accrued compensation	5.5	4.5
Accrued taxes	0.7	1.0
Accrued insurance	0.7	1.1
Accrued expenses	$10.9	$9.3
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three months ended March 31, 2021 and 2020, are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Short-term lease costs	$0.3	$0.8
Operating lease cost	$0.3	$0.7
Operating cash outflows from operating leases	$0.3	$0.7

Weighted average remaining lease term	5.9 years	5.8 years
Weighted average discount rate	8.5%	9.3%

Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2022	$1.2
2023	1.2
2024	1.2
2025	1.2
2026	1.2
Thereafter	1.4
Total future minimum lease payments	7.4
Less: amount representing interest	(1.7)
Present value of future minimum lease payments	5.7
Less: current portion of operating lease obligations	(0.7)
Long-term portion of finance lease obligations	$5.0
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Finance lease obligations, current portion and Finance lease obligations in the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2021, the Company entered into an agreement to sell certain of the fixed assets and subsequently leased back such assets and received cash of $3.5 million to be paid over 18 to 60 months. This transaction did not qualify for sale accounting.
Lease costs and other information related to finance leases for the three months ended March 31, 2021 and 2020, are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Amortization of finance leases	$0.8	$1.4
Interest on lease liabilities	$0.1	$0.2
Financing cash outflows from finance leases	$0.8	$1.3

Weighted average remaining lease term	3.0 years	1.5 years
Weighted average discount rate	6.2%	4.2%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2022	$4.4
2023	2.2
2024	0.6
Total future minimum lease payments	7.2
Less: amount representing interest	(0.5)
Present value of future minimum lease payments	6.7
Less: current portion of finance lease obligations	(4.1)
Long-term portion of finance lease obligations	$2.6

Note 7 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	March 31, 2021	December 31, 2020
Credit Facility	$8.3	$7.2
Encina Master Financing Agreement	14.9	17.3
Installment Purchases	0.8	—
Total Debt	24.0	24.5
Current portion of long-term debt	(10.3)	(10.0)
Long term-debt, net	$13.7	$14.5
Credit Facility
On August 16, 2017, Ranger Services, entered into a $50.0 million senior secured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serves as collateral for the borrowings under the Credit Facility and is scheduled to mature in August 2022.
The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The applicable margins for the LIBOR loan was 2.1% and the Base Rate loan was 4.3% as of March 31, 2021. The weighted average interest rate for the borrowings under the Credit Facility was 2.5% for the three months ended March 31, 2021.
Under the Credit Facility, the total loan capacity was $19.8 million, which was based on a borrowing base certificate in effect as of March 31, 2021. The Company had outstanding borrowings of $8.6 million under the Credit Facility, leaving a residual $11.2 million available for borrowings as of March 31, 2021. The Company was in compliance with the Credit Facility covenants as of March 31, 2021. The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the Credit Facility. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2021 was $0.3 million.
Encina Master Financing and Security Agreement
On June 22, 2018, the Company entered into a Master Financing and Security Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. The Company utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high-spec rig assets. As of March 31, 2021, the aggregate principal balance outstanding under the Financing Agreement was $15.2 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of March 31, 2021. Under the terms of the Financing Agreement, in no event will LIBOR fall below 1.5% and it requires the Company to maintain a leverage ratio of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of March 31, 2021.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included in the Condensed Consolidated Balance Sheets as a discount to the long term debt. Such fees will continue to be amortized through maturity and are included in Interest Expense, net in the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs as of March 31, 2021 was $0.3 million.
Other Installment Purchases
During the three months ended March 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2021, the aggregate principal balance outstanding under the Installment Agreements was $0.8 million and each balance is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.

ESCO Notes Payable
In connection with the IPO and the ESCO Leasing, LLC (“ESCO”) acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of Seller’s Notes as partial consideration for the ESCO acquisition. These notes included a note for $5.8 million, which was settled in March 2020. During the three months ended March 31, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, in full, and recognized a gain on the retirement of debt of $2.1 million, which is included in the Condensed Consolidated Statement of Operations within General and administrative expenses.
Debt Obligations and Scheduled Maturities
As of March 31, 2021, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending March 31,	Total
2022	$10.3
2023	14.0
2024	0.3
Total	$24.6
Note 8 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. As of March 31, 2021, there was an aggregate $2.5 million of unrecognized expense related to restricted shares issued which are expected to be recognized over a weighted average period of 1.2 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to a three-year performance period. As of March 31, 2021, there was an aggregate $0.8 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.5 years.
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
Note 9 — Risk Concentrations
Customer Concentrations
For the three months ended March 31, 2021, one customer, EOG Resources, accounted for 24% of the Company’s consolidated revenues. As of March 31, 2021, approximately 12% of the net accounts receivable balance was due from this customer.
For the three months ended March 31, 2020, two customers, EOG Resources and Concho Resources, Inc., accounted for 18% and 17%, respectively, of the Company’s consolidated revenues. As of March 31, 2020, approximately 28% of the accounts receivable balance was due from these customers.

Note 10 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2021 and 2020 was (5.4)% and 5.9%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Total income tax expense for the three months ended March 31, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to changes in the valuation allowance related to pre-tax book income or loss and the impact of permanent differences between book and taxable income or loss attributable to noncontrolling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to noncontrolling interest is subject to tax when reported as a component of the noncontrolling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2021, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2019, 2018, 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2021, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2021, there were no material tax impacts to the condensed consolidated financial statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.9 million as of March 31, 2021, where 50% of the deferral is due by December 31, 2021. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 11 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of net income (loss) allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings (loss) per share were as follows (in millions, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(4.6)	$1.5
Net income (loss) attributable to Class A Common Stock	$(4.6)	$1.5

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$(4.6)	$1.5
Effect of noncontrolling interest, net of tax	—	0.9
Net income (loss) attributable to Class A Common Stock	$(4.6)	$2.4

Weighted average shares (denominator):
Weighted average number of shares - basic	8,581,642	8,617,781
Effect of share-based awards	—	65,749
Effect of noncontrolling interest, net of tax	—	6,866,154
Weighted average number of shares - diluted	8,581,642	15,549,684

Basic income (loss) per share	$(0.54)	$0.17
Diluted income (loss) per share	$(0.54)	$0.15
During the three months ended March 31, 2021, the Company excluded approximately 0.9 million of equity-based awards and 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share. During the three months ended March 31, 2020, the Company excluded 0.7 million of equity-based awards. These items were excluded from the calculation of earnings (loss) per share, for the respective periods, as the effect was anti-dilutive.
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
Segment information as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended March 31, 2021
Revenues	$21.7	$15.5	$1.1	$—	$38.3
Cost of services	19.0	14.6	0.5	—	34.1
Depreciation and amortization	4.8	2.2	0.6	0.4	8.0
Operating income (loss)	(2.1)	(1.3)	—	(3.9)	(7.3)
Interest expense, net	—	—	—	0.6	0.6
Net income (loss)	$(2.1)	$(1.3)	$—	$(4.9)	$(8.3)
Capital expenditures	$1.0	$0.2	$—	$—	$1.2
	As of March 31, 2021
Property and equipment, net	$111.8	$28.8	$37.1	$5.1	$182.8
Total assets	$152.1	$39.2	$37.1	$6.9	$235.3

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended March 31, 2020
Revenues	$34.9	$43.3	$2.8	$—	$81.0
Cost of services	29.9	31.7	1.5	—	63.1
Depreciation and amortization	5.3	2.7	0.6	0.3	8.9
Operating income (loss)	(0.3)	8.9	0.7	(5.3)	4.0
Interest expense, net	—	—	—	1.1	1.1
Net income (loss)	$(0.3)	$8.9	$0.7	$(6.5)	$2.8
Capital expenditures	$4.6	$1.2	$0.2	$—	$6.0
	As of December 31, 2020
Property and equipment, net	$115.8	$30.8	$37.7	$5.1	$189.4
Total assets	$154.3	$41.1	$38.4	$6.8	$240.6

Note 14 — Subsequent Events
On April 9, 2021, the Company, through certain of its subsidiaries, entered into a sale-leaseback agreement for operational facilities in Colorado. The sales price of the facility was $13.0 million, and the cash proceeds from the transaction have provided the Company with additional liquidity. The lease has a 15 year term with a two percent annual escalation in rental payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2019 (our “Annual Report”). We assume no obligation to update any of these forward-looking statements. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. (“Ranger, Inc.”) and its consolidated subsidiaries.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 13 — Segment Reporting.”
Recent Events and Outlook
The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe decline in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The risks associated with the COVID-19 pandemic have impacted our workforce and the way we meet our business objectives. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020 and has continued through the first quarter ended March 31, 2021; however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these financial statements is uncertain.
COVID-19 and numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. While commodity prices, as well as our stock price, have improved with the rollout of COVID-19 vaccines, we expect this global equity market volatility to continue at least until the outbreak of COVID-19 stabilizes, if not longer. Additionally, increased activity during 2021 can be attributed to stay-at-home orders and other restrictions being lifted in certain geographical areas, however any future containment measures could curtail such growth. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates.
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices through the year ended December 31, 2020. On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day (“MBbls/d”) in May and June 2020; however, on July 15, 2020 OPEC Plus agreed to increase production by 1.6 MBbls/d starting in August 2020. On December 3, 2020, OPEC Plus agreed to further increase production by an additional 1.0 MBbls/d in January 2021, resulting in total production cuts of 7.1 MBbls/d by the end of February 2021. Currently, OPEC Plus estimates that global oil demand will increase by 5.6 MBbls/d. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry.
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
The U.S. government has implemented a number of programs in the wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.9 million as of March 31, 2021 under the CARES Act.
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

Results of Operations
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information. The significant declines in operational activity, across all segments, as well as corporate-related expenses are related to the deterioration of crude oil pricing and significantly reduced demand for our services since March 2020, primarily due to the effects of COVID-19, as described in “—Recent Events and Outlook.”

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenues
High specification rigs	$21.7	$34.9	$(13.2)	(38)%
Completion and other services	15.5	43.3	(27.8)	(64)%
Processing solutions	1.1	2.8	(1.7)	(61)%
Total revenues	38.3	81.0	(42.7)	(53)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	19.0	29.9	(10.9)	(36)%
Completion and other services	14.6	31.7	(17.1)	(54)%
Processing solutions	0.5	1.5	(1.0)	(67)%
Total cost of services	34.1	63.1	(29.0)	(46)%
General and administrative	3.5	5.0	(1.5)	(30)%
Depreciation and amortization	8.0	8.9	(0.9)	(10)%
Total operating expenses	45.6	77.0	(31.4)	(41)%

Operating income (loss)	(7.3)	4.0	(11.3)	(283)%

Other expenses
Interest expense, net	0.6	1.1	(0.5)	(45)%
Total other expenses	0.6	1.1	(0.5)	(45)%

Income (loss) before income tax expense	(7.9)	2.9	(10.8)	(372)%
Tax expense	0.4	0.1	0.3	300%
Net income (loss)	$(8.3)	$2.8	$(11.1)	(396)%
Revenues. Revenues for the three months ended March 31, 2021 decreased $42.7 million, or 53%, to $38.3 million from $81.0 million for the three months ended March 31, 2020. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended March 31, 2021 decreased $13.2 million, or 38%, to $21.7 million from $34.9 million for the three months ended March 31, 2020. The decrease in rig services revenue included a 31% decrease in total rig hours to 43,200 for the three months ended March 31, 2021 from 62,400 for the three months ended March 31, 2020. The decreased rig hours attributed to a 29% reduction in rig utilization. The average revenue per rig hour decreased 12% to $493 from $558 for the three months ended March 31, 2020.
Completion and Other Services. Completion and Other Services revenues for the three months ended March 31, 2021 decreased $27.8 million, or 64%, to $15.5 million from $43.3 million for the three months ended March 31, 2020. The decrease was primarily attributable to our wireline business, which accounted for approximately $23.2 million, or 84%, of the segment revenue decrease. The decrease in wireline services revenue included a 45% decrease in average active wireline units to six units for the three months ended March 31, 2021 from eleven units for the three months ended March 31, 2020. All other service lines also had comparable revenue reductions.
Processing Solutions. Processing Solutions revenues for the three months ended March 31, 2021 decreased $1.7 million, or 61%, to $1.1 million from $2.8 million for the three months ended March 31, 2020. The decrease was primarily attributable to a decline in mobilization and maintenance revenue related to our Mechanical Refrigeration Units (“MRU”), which was attributable to a decline in MRU utilization. Our average MRU utilization for the three months ended March 31, 2021 and 2020, was nine percent and 17%, respectively. The MRU utilization decrease was due to certain of our customer contracts that terminated during the first quarter of 2020, as scheduled, without renewal.

Cost of services (excluding depreciation and amortization). Cost of services for the three months ended March 31, 2021 decreased $29.0 million, or 46%, to $34.1 million from $63.1 million for the three months ended March 31, 2020. As a percentage of revenue, cost of services was 89% and 78% for the three months ended March 31, 2021 and 2020, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended March 31, 2021 decreased $10.9 million, or 36% to $19.0 million from $29.9 million for the three months ended March 31, 2020. The decrease was primarily attributable to a reduction in variable expenses, notably employee costs and repair and maintenance costs. Additionally, the reduction corresponds with the decrease in rig hours and revenues.
Completion and Other Services. Completion and Other Services cost of services for the three months ended March 31, 2021 decreased $17.1 million, or 54%, to $14.6 million from $31.7 million for the three months ended March 31, 2020. The decrease was primarily attributable to a reduction in the wireline business, which accounted for approximately $14.2 million, or 83%, of the segment cost of sales decrease. The decrease was primarily attributable to a reduction in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services for the three months ended March 31, 2021 decreased $1.0 million, or 67%, to $0.5 million from $1.5 million for the three months ended March 31, 2020. The decrease was primarily attributable to a reduction in employee costs and costs associated with ancillary equipment rentals, corresponding with a decrease in revenue.
General & Administrative. General and administrative expenses for the three months ended March 31, 2021 decreased $1.5 million, or 30%, to $3.5 million from $5.0 million. During the three months ended March 31, 2020, general and administrative expenses included a gain on debt retirement of $2.1 million related to the settlement of the ESCO Seller’s Notes. The decrease during the three months ended March 31, 2021 is attributable to lower employee costs, which is related to our reduction in workforce in 2020, and lower professional fees.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2021 decreased $0.9 million, or 10%, to $8.0 million from $8.9 million for the three months ended March 31, 2020. The decrease is attributable to depreciation expense for fixed assets that were retired and disposed of during the trailing 12 months.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2021 decreased $0.5 million, or 45%, to $0.6 million from $1.1 million for the three months ended March 31, 2020. The decrease to net interest expense was attributable to the reduction of the principal balances on our Encina Master Financing Agreement and Credit Facility, coupled with a decrease in London Interbank Offering Rate (“LIBOR”).
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

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 13—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended March 31, 2021
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(2.1)	$(1.3)	$—	$(4.9)	$(8.3)
Interest expense, net	—	—	—	0.6	0.6
Income Tax expense	—	—	—	0.4	0.4
Depreciation and amortization	4.8	2.2	0.6	0.4	8.0
Equity based compensation	—	—	—	0.9	0.9
Gain on retirement of debt	—	—	—	—	—
Gain on disposal of property and equipment	—	—	—	(0.4)	(0.4)
Severance and reorganization costs	—	—	—	(1.4)	(1.4)
Adjusted EBITDA	$2.7	$0.9	$0.6	$(4.4)	$(0.2)

	Three Months Ended March 31, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(0.3)	$8.9	$0.7	$(6.5)	$2.8
Interest expense, net	—	—	—	1.1	1.1
Income Tax expense	—	—	—	0.1	0.1
Depreciation and amortization	5.3	2.7	0.6	0.3	8.9
Equity based compensation	—	—	—	0.8	0.8
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
Gain on disposal of property and equipment	—	—	—	(0.2)	(0.2)
Severance and reorganization costs	—	—	—	—	—
Adjusted EBITDA	$5.0	$11.6	$1.3	$(6.5)	$11.4

	Change $
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(1.8)	$(10.2)	$(0.7)	$1.6	$(11.1)
Interest expense, net	—	—	—	(0.5)	(0.5)
Income Tax expense	—	—	—	0.3	0.3
Depreciation and amortization	(0.5)	(0.5)	—	0.1	(0.9)
Equity based compensation	—	—	—	0.1	0.1
Gain on retirement of debt	—	—	—	2.1	2.1
Gain on disposal of property and equipment	—	—	—	(0.2)	(0.2)
Severance and reorganization costs	—	—	—	(1.4)	—
Adjusted EBITDA	$(2.3)	$(10.7)	$(0.7)	$2.1	$(11.6)
Adjusted EBITDA for the three months ended March 31, 2021 decreased $11.6 million to a loss of $0.2 million from $11.4 million for the three months ended March 31, 2020. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2021 decreased $2.3 million to $2.7 million from $5.0 million for the three months ended March 31, 2020, due to decreased revenues of $13.2 million, partially offset by a corresponding decrease in cost of services of $10.9 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA for the three months ended March 31, 2021 decreased $10.7 million to $0.9 million from $11.6 million for the three months ended March 31, 2020, due to decreased revenues of $27.8 million, partially offset by a corresponding decrease in cost of services of $17.1 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended March 31, 2021 decreased $0.7 million to $0.6 million from $1.3 million for the three months ended March 31, 2020, due to decreased revenues of $1.7 million, partially offset by a corresponding decrease in cost of services of $1.0 million.
Other. Other Adjusted EBITDA for the three months ended March 31, 2021 decreased $2.1 million to a loss of $4.4 million from a loss of $6.5 million for the three months ended March 31, 2020. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions. The increase was primarily due to a reduction in the Company’s general and administrative costs.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. As of March 31, 2021, we had total liquidity of $12.7 million, consisting of $1.5 million of cash on hand and availability under our Revolving Credit Facility of $11.2 million.
As of March 31, 2021, our borrowing base under the Credit Facility was reduced to $19.8 million compared to $31.5 million and $20.7 million as of March 31, 2020 and December 31, 2020, respectively, as a result of decreased operational activity and accounts receivable. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “— Our Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Net cash (used in) provided by operating activities	$(1.9)	$8.5	$(10.4)	(122)%
Net cash used in investing activities	—	(4.6)	4.6	100%
Net cash provided by financing activities	0.6	0.6	—	—%
Net change in cash	$(1.3)	$4.5	$(5.8)	(129)%
Operating Activities
Net cash used in operating activities increased $10.4 million to cash used of $1.9 million for three months ended March 31, 2021 compared to cash provided of $8.5 million for the three months ended March 31, 2020. The change in cash flows from operating activities is primarily attributable to a decrease in gross margins and operating income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The use of working capital cash increased $0.3 million, or 15%, to a use of $2.3 million for the three months ended March 31, 2021, compared to a use of $2.0 million for the three months ended March 31, 2020.
Investing Activities
Net cash used in investing activities decreased $4.6 million from a use of cash of $4.6 million for the three months ended March 31, 2020. The change in cash flows from investing activities is attributable to a significant reduction in capital expenditures during the trailing twelve months due to the economic events that have taken place in the industry.
Financing Activities
Net cash provided by financing activities remained flat at $0.6 million for both the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2020, we had increased borrowings under the Credit Facility that were partially offset by the settlement of the ESCO Seller’s Notes and repurchases of Class A Common Stock. During the three months ended March 31, 2021, we entered into a sale-leaseback transaction with certain of our fixed assets, coupled with net borrowings under the Credit Facility.

Supplemental Disclosures
We added fixed assets of $0.2 million that were non-cash additions. Additionally, we entered into installment agreements, thereby increasing our current and long-term obligations by $0.6 million that were also non-cash additions.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $2.1 million as of March 31, 2021 compared to $2.7 million as of December 31, 2020. The reduction in the Company’s operational activity, due to the current macroeconomic environment, is the primary reason for this decrease in working capital.
Our Debt Agreements
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
The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on our average excess availability under the Credit Facility. The applicable margins for each of the loans are re-determined as of the first day of each calendar quarter. The applicable margins for the LIBOR and Base Rate loans were 2.1% and 4.3%, respectively, as of March 31, 2021. The weighted average interest rate for the borrowings under the Credit Facility was 2.5% during the three months ended March 31, 2021.
Under the Credit Facility, the total loan capacity is $19.8 million, which was based on a borrowing base certificate in effect as of March 31, 2021. The Company had outstanding borrowings of $8.6 million under the Credit Facility, leaving a residual $11.2 million available for borrowings as of March 31, 2021. The Company was in compliance with the Credit Facility covenants as of March 31, 2021. As of May 5, 2021, the Company did not have any borrowings under the Credit Facility and had a borrowing base of $20.4 million.
Covenants and Other Restrictions
In addition, the Credit Facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for certain distributions, including distributions of cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Facility and either (a) excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 22.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $10.0 million or (b) if our fixed charge coverage ratio is at least 1.0x on a pro forma basis, excess availability at all times during the preceding 90 consecutive days, on a pro forma basis and after giving effect to such distribution, is not less than the greater of (1) 17.5% of the lesser of (A) the maximum revolver amount and (B) the then-effective borrowing base and (2) $7.0 million. If the foregoing threshold under clause (b) is met, we may not make such distributions (but may make certain other distributions, including under clause (a) above) prior to the earlier of the date that is (a) 12 months from closing or (b) the date that our fixed charge coverage ratio is at least 1.0x for two consecutive quarters. Our Credit Facility generally permits us to make distributions required under the Tax Receivable Agreement (“TRA”), but a “Change of Control” under the TRA constitutes an event of default under our Credit Facility, and our Credit Facility does not permit us to make payments under the TRA upon acceleration of our obligations thereunder unless no event of default exists or would result therefrom and we have been in compliance with the fixed charge coverage ratio for the most recent 12-month period on a pro forma basis. Our Credit Facility also requires us to maintain a fixed charge coverage ratio of at least 1.0x if our liquidity is less than $10.0 million, until our liquidity is at least $10.0 million for 30 consecutive days. We are not subject to a fixed charge coverage ratio if we have no drawings under the Credit Facility and have at least $20.0 million of qualified cash.
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

Encina Master Financing and Security Agreement
In June 2018, we entered into a Master Financing and Security Agreement (“Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to us under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used to acquire certain capital equipment. Subsequent to the first financing, we borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. As of March 31, 2021, the aggregate principal balance outstanding under the Financing Agreement was $15.2 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023. The Financing Agreement is secured by a lien on certain of our high specification rig assets.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of March 31, 2021. In no event will LIBOR fall below 1.5%. The Financing Agreement requires that the Company maintain leverage ratios of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of March 31, 2021.
Other Installment Purchases
During the three months ended March 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2021, the aggregate principal balance outstanding under the Installment Agreements was $0.8 million and each balance is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Sale-Leaseback Transaction
In April 2021, the Company entered into a sale-leaseback agreement for operational facilities in Colorado. The sales price of the facility was $13.0 million and the cash proceeds from the transaction have provided the Company with additional liquidity. The lease has a 15 year term with a two percent annual escalation in rental payments.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2020.
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
The Company is also a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Smaller reporting company means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.

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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through the March 31, 2021, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook.”
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of March 31, 2021, we had $8.6 million outstanding under our Credit Facility, with a weighted average interest rate of 2.5%. As of March 31, 2021, the aggregate principal balance outstanding was $15.2 million under the Financing Agreement, with an interest rate of 9.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.2 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2021, the top three trade receivable balances represented approximately 13%, 12%, and 9%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 20%, 9% and 7%, respectively, of total High Specification Rig net accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 27%, 25%, and 15%, respectively, of total Completion and Other Services net accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 57%, 32% and 11%, respectively, of total Processing Solutions net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A Common Stock are described under “Risk Factors,” included in our Annual Report. This information should be considered carefully, together with other information in the Quarterly Report and the other reports and materials we file with the SEC.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2021.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	—
February 1, 2021 - February 28, 2021	3,207	5.51	—	—
March 1, 2021 - March 31, 2021	94,306	6.00	—	—
Total	97,513	$5.99	—	—
_________________________
(1)    Total number of shares repurchased during the first quarter of 2021 consists of 97,513 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the 2017 Plan.

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	May 6, 2021
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	May 6, 2021
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)