Form 10-Q
period 2021-06-30
Ranger Energy Services, Inc.
filed 2021-07-30
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2021, the registrant had 11,030,560 shares of Class A Common Stock and 6,866,154 shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$3.4	$2.8
Accounts receivable, net	35.5	25.9
Contract assets	3.0	1.1
Inventory	2.7	2.3
Prepaid expenses	6.1	3.6
Total current assets	50.7	35.7

Property and equipment, net	182.6	189.4
Goodwill	1.8	—
Intangible assets, net	8.1	8.5
Operating leases, right-of-use assets	6.3	5.8
Other assets	1.0	1.2
Total assets	$250.5	$240.6

Liabilities and Stockholders' Equity
Accounts payable	$13.5	$10.5
Accrued expenses	9.9	9.3
Other financing liability, current portion	2.6	—
Long-term debt, current portion	10.4	10.0
Other current liabilities	3.9	3.2
Total current liabilities	40.3	33.0

Operating leases, right-of-use obligations	5.0	5.2
Other financing liability	13.4	—
Long-term debt, net	12.5	14.5
Other long-term liabilities	3.1	3.1
Total liabilities	74.3	55.8

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 10,682,388 shares issued and 10,130,560 shares outstanding as of June 30, 2021; 9,093,743 shares issued and 8,541,915 shares outstanding as of December 31, 2020	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of June 30, 2021 and December 31, 2020	0.1	0.1
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of June 30, 2021 and December 31, 2020	(3.8)	(3.8)
Accumulated deficit	(28.6)	(18.4)
Additional paid-in capital	139.5	123.9
Total controlling stockholders' equity	107.3	101.9
Noncontrolling interest	68.9	82.9
Total stockholders' equity	176.2	184.8
Total liabilities and stockholders' equity	$250.5	$240.6
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
High specification rigs	$29.0	$11.4	$50.7	$46.3
Completion and other services	19.8	17.7	35.3	61.0
Processing solutions	1.2	1.6	2.3	4.4
Total revenues	50.0	30.7	88.3	111.7

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	24.0	10.1	43.0	40.0
Completion and other services	19.2	13.3	33.8	45.0
Processing solutions	0.9	0.4	1.4	1.9
Total cost of services	44.1	23.8	78.2	86.9
General and administrative	6.2	5.5	9.7	10.5
Depreciation and amortization	8.2	9.5	16.2	18.4
Total operating expenses	58.5	38.8	104.1	115.8

Operating loss	(8.5)	(8.1)	(15.8)	(4.1)

Other expenses
Interest expense, net	0.7	0.8	1.3	1.9
Total other expenses	0.7	0.8	1.3	1.9

Loss before income tax expense	(9.2)	(8.9)	(17.1)	(6.0)
Tax (benefit) expense	(0.1)	—	0.3	0.1
Net loss	(9.1)	(8.9)	(17.4)	(6.1)
Less: Net loss attributable to noncontrolling interests	(3.5)	(4.0)	(7.2)	(2.7)
Net loss attributable to Ranger Energy Services, Inc.	$(5.6)	$(4.9)	$(10.2)	$(3.4)

Loss per common share
Basic	$(0.59)	$(0.58)	$(1.13)	$(0.40)
Diluted	$(0.59)	$(0.58)	$(1.13)	$(0.40)
Weighted average common shares outstanding
Basic	9,523,127	8,474,077	9,055,077	8,545,925
Diluted	9,523,127	8,474,077	9,055,077	8,545,925
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	9,329,306	8,947,830	$0.1	$0.1	9,093,743	8,839,788	$0.1	$0.1
Issuance of shares under share-based compensation plans	123,672	117,502	—	—	456,748	270,135	—	—
Shares withheld for taxes on equity transactions	(26,590)	(33,837)	—	—	(124,103)	(78,428)	—	—
Share issuance for acquisition	1,256,000	—	—	—	1,256,000	—	—	—
Balance, end of period	10,682,388	9,031,495	$0.1	$0.1	10,682,388	9,031,495	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(113,937)	$(3.8)	$(0.7)
Repurchase of Class A Common Stock	—	—	—	—	—	(437,891)	—	(3.1)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(23.0)	$(6.6)			$(18.4)	$(8.1)
Net loss attributable to controlling interest			(5.6)	(4.9)			(10.2)	(3.4)
Balance, end of period			$(28.6)	$(11.5)			$(28.6)	$(11.5)

Additional paid-in capital
Balance, beginning of period			$125.0	$120.2			$123.9	121.8
Equity based compensation amortization			0.9	0.9			1.8	1.6
Shares withheld for taxes on equity transactions			(0.2)	(0.2)			(0.7)	(0.3)
Share issuance for acquisitions			7.7	—			7.7	—
Impact of transactions affecting noncontrolling interest			6.1	0.1			6.8	(2.1)
Balance, end of period			$139.5	$121.0			$139.5	$121.0

Total controlling interest shareholders’ equity
Balance, beginning of period			$98.4	$110.0			$101.9	$113.2
Net loss attributable to controlling interest			(5.6)	(4.9)			(10.2)	(3.4)
Equity based compensation amortization			0.9	0.9			1.8	1.6
Shares withheld for taxes on equity transactions			(0.2)	(0.2)			(0.7)	(0.3)
Share issuance for acquisition			7.7	—			7.7	—
Impact of transactions affecting noncontrolling interest			6.1	0.1			6.8	(2.1)
Repurchase of Class A Common Stock			—	—			—	(3.1)
Balance, end of period			$107.3	$105.9			$107.3	$105.9

Noncontrolling interest
Balance, beginning of period			$78.5	$93.4			$82.9	$89.8
Net loss attributable to noncontrolling interest			(3.5)	(4.0)			(7.2)	(2.7)
Equity based compensation amortization			—	—			—	0.1
Impact of transactions affecting noncontrolling interest			(6.1)	(0.1)			(6.8)	2.1
Balance, end of period			$68.9	$89.3			$68.9	$89.3

Total Stockholders' Equity
Balance, beginning of period			$176.9	$203.4			$184.8	$203.0
Net loss			(9.1)	(8.9)			(17.4)	(6.1)
Equity based compensation amortization			0.9	0.9			1.8	1.7
Shares withheld for taxes on equity transactions			(0.2)	(0.2)			(0.7)	(0.3)
Share issuance from acquisition			7.7	—			7.7	—
Repurchase of Class A Common Stock			—	—			—	(3.1)
Balance, end of period			$176.2	$195.2			$176.2	$195.2
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(17.4)	$(6.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16.2	18.4
Equity based compensation	1.8	1.7
Gain on debt retirement	—	(2.1)
Other costs, net	1.1	1.8
Changes in operating assets and liabilities, net effects of business combinations
Accounts receivable	(6.8)	25.4
Contract assets	(1.9)	0.1
Inventory	0.4	1.4
Prepaid expenses	(1.0)	3.5
Other assets	0.8	(0.2)
Accounts payable	2.4	(8.7)
Accrued expenses	0.7	(10.4)
Operating lease, right-of-use obligations	(0.5)	(1.1)
Other long-term liabilities	0.1	0.5
Net cash (used in) provided by operating activities	(4.1)	24.2

Cash Flows from Investing Activities
Purchase of property and equipment	(1.8)	(5.8)
Proceeds from disposal of property and equipment	0.4	0.3
Purchase of business, net of cash received	(3.5)	—
Net cash used in investing activities	(4.9)	(5.5)

Cash Flows from Financing Activities
Borrowings under Credit Facility	20.6	32.6
Principal payments on Credit Facility	(18.4)	(37.6)
Principal payments on Encina Master Financing Agreement	(5.0)	(5.0)
Payments on Installment Purchases	(0.3)	—
Proceeds from financing of sale-leasebacks	15.6	—
Principal payments on financing lease obligations	(2.2)	(2.6)
Shares withheld on equity transactions	(0.7)	(0.3)
Principal payments on ESCO Note Payable	—	(3.6)
Repurchase of Class A Common Stock	—	(3.1)
Net cash provided by (used in) financing activities	9.6	(19.6)

Increase (decrease) in Cash and Cash equivalents	0.6	(0.9)
Cash and Cash Equivalents, Beginning of Period	2.8	6.9
Cash and Cash Equivalents, End of Period	$3.4	$6.0

Supplemental Cash Flow Information
Interest paid	$0.9	$1.7
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$(1.1)	$0.1
Additions to fixed assets through financing leases	$(0.7)	$(1.0)
Issuance of Class A Common Stock for acquisition	$(7.7)	$—
Early termination of financing leases	$—	$0.7
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
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and natural gas liquids (“NGLs”) prices through the second quarter of 2021. With the combined effects of the increased production levels earlier in 2020, the recent increase in production and the reduction in demand caused by COVID-19, the global oil and natural gas supply and demand imbalance persists and continues to have a significant adverse effect on the oil and gas industry.
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have or may negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of the Company’s customers to conduct business, which would result in a decrease in demand for services and lower utilization of the Company’s assets; limitations on the ability of suppliers to provide materials or equipment, limitations on the ability of the Company’s employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; and limitations on the ability of customers to pay us on a timely basis. If prolonged, such factors may also negatively affect the carrying values of the Company’s property and equipment and intangible assets. At the close of the first quarter of 2020, the Company initiated cost reductions throughout the organization, including a reduction in the workforce and salary reductions. However, during the second quarter of 2021 certain employee salaries were reinstated. Additionally, various other operational, travel and organizational expense reductions will continue to manage costs to preserve liquidity through the downturn. We believe these actions will provide sufficient liquidity to finance our operations for twelve months post issuance of these condensed consolidated financial statements. During the first half of 2021, increased activity can be attributed to stay-at-home orders and other restrictions being lifted in certain geographical areas, however any future containment measure, as a result of the emergence of new strains or variants of COVID-19 or otherwise, could curtail such growth. We will continue to actively monitor the situation and may take further actions that alter business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of the Company’s employees, customers and stakeholders.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2021.
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

Note 3 — Business Combinations
Patriot Well Solutions (“Patriot”) Acquisition
On May 14, 2021, the Company and certain of its subsidiaries completed the acquisition of Patriot (the “Patriot Acquisition”), a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale. The purchase was accounted for using the acquisition method of accounting under FASBs Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the date of acquisition.
As consideration for the Patriot Acquisition, pursuant to the Membership Interest Purchase Agreement, the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock and cash payments of $3.3 million, net of cash acquired. The financial results of Patriot are included in the Completion and Other Services reporting segment. The pro forma results of operations for the Patriot Acquisition is not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations.

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	June 30, 2021	December 31, 2020
High specification rigs	20	$127.0	$127.2
High specification rigs machinery and equipment	5 - 10	41.8	39.7
Completion and other services machinery and equipment	5 - 10	59.3	56.5
Processing solutions machinery and equipment	3 - 30	46.7	45.9
Vehicles	3 - 15	23.5	20.4
Other property and equipment	5 - 25	11.0	10.9
Property and equipment		309.3	300.6
Less: accumulated depreciation		(128.4)	(113.0)
Construction in progress		1.7	1.8
Property and equipment, net		$182.6	$189.4
Depreciation expense was $8.0 million and $9.3 million for the three months ended June 30, 2021 and 2020, respectively, and $15.8 million and $18.0 million for the six months ended June 30, 2021 and 2020, respectively.
During the three and six months ended June 30, 2020, the Company noted a sustained decline in stock price due to the reduced demand and oversupply of oil and natural gas, which was an indication that the fair value of the Company’s long-lived assets could have fallen below their carrying values. As a result, an impairment analysis was performed and it was determined that no impairment existed. Please see “Note 1 — Organization and Business Operations—Recent Events” for additional information regarding the macroeconomic environment and “Part I, Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Significant Accounting Policies — Long-Lived Asset Impairment” of the Annual Report for the Company’s policy of testing long-lived assets for impairments.
Note 5 — Goodwill and Intangible Assets
During the three and six months ended June 30, 2021, the Company recognized $1.8 million of goodwill in connection with the Patriot Acquisition.
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2021	December 31, 2020
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(3.3)	(2.9)
Intangible assets, net		$8.1	$8.5
Amortization expense was $0.2 million for both of the three months ended June 30, 2021 and 2020, and $0.4 million for both of the six months ended June 30, 2021 and 2020. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Amount
2022	$0.7
2023	0.7
2024	0.7
2025	0.7
2026	0.7
Thereafter	4.6
Total	$8.1

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2021	December 31, 2020
Accrued payables	$3.9	$2.7
Accrued compensation	4.8	4.5
Accrued taxes	1.0	1.0
Accrued insurance	0.2	1.1
Accrued expenses	$9.9	$9.3
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and six months ended June 30, 2021 and 2020, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Short-term lease costs	$0.5	$0.6	$0.8	$1.4
Operating lease cost	$0.5	$0.7	$0.8	$1.4
Operating cash outflows from operating leases	$0.4	$0.7	$0.7	$1.4

Weighted average remaining lease term			5.1 years	6.0 years
Weighted average discount rate			8.6%	9.3%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2022	$2.0
2023	1.4
2024	1.2
2025	1.2
2026	1.2
Thereafter	1.2
Total future minimum lease payments	8.2
Less: amount representing interest	(1.7)
Present value of future minimum lease payments	6.5
Less: current portion of operating lease obligations	(1.5)
Long-term portion of finance lease obligations	$5.0
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Lease costs and other information related to finance leases for the three and six months ended June 30, 2021 and 2020, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of finance leases	$0.8	$1.4	$1.6	$2.8
Interest on lease liabilities	$0.1	$0.1	$0.2	$0.3
Financing cash outflows from finance leases	$1.4	$1.4	$2.2	$2.6

Weighted average remaining lease term			1.5 years	1.5 years
Weighted average discount rate			3.5%	4.0%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2022	$2.5
2023	1.1
2024	0.4
2025	0.1
Total future minimum lease payments	4.1
Less: amount representing interest	(0.2)
Present value of future minimum lease payments	3.9
Less: current portion of finance lease obligations	(2.4)
Long-term portion of finance lease obligations	$1.5
Note 8 — Other Financing Liabilities
During the three and six months ended June 30, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently leased back the property. The Company received cash of $12.1 million from the sale and the lease has a 15 year term with an annual rent escalation of two percent per annum. During the six months ended June 30, 2021, the Company entered into an agreement to sell certain of other fixed assets and subsequently leased back such assets and received cash of $3.5 million to be paid over 18 to 60 months.
The sale of the fixed assets during the three and six months ended June 30, 2021, did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in property and equipment, net and are depreciating over their original useful lives.
As of June 30, 2021, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending June 30,	Total
2022	$2.6
2023	1.4
2024	0.7
2025	0.7
2026	0.7
Thereafter	9.9
Total future minimum lease payments	$16.0
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	June 30, 2021	December 31, 2020
Credit Facility	$9.5	$7.2
Encina Master Financing Agreement	12.4	17.3
Installment Purchases	1.0	—
Promissory Note	—	—
Total Debt	22.9	24.5
Current portion of long-term debt	(10.4)	(10.0)
Long term-debt, net	$12.5	$14.5

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
The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The applicable margins for the LIBOR loan was 2.1% and the Base Rate loan was 4.3% as of June 30, 2021. The weighted average interest rate for the borrowings under the Credit Facility was 2.6% for the six months ended June 30, 2021. The applicable margin for the LIBOR and Base Rate loans will decrease to 1.75% and 0.75% effective July 1, 2021 due to an increase in the average availability.
Under the Credit Facility, the total loan capacity was $22.5 million, which was based on a borrowing base certificate in effect as of June 30, 2021. The Company had outstanding borrowings of $9.7 million under the Credit Facility, leaving a residual $12.8 million available for borrowings as of June 30, 2021. The Company was in compliance with the Credit Facility covenants as of June 30, 2021. The Company capitalized fees of $0.7 million associated with the Credit Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the Credit Facility. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2021 was $0.2 million.
Encina Master Financing and Security Agreement
On June 22, 2018, the Company entered into a Master Financing and Security Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to the Company under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used by the Company to acquire certain capital equipment. Subsequent to the first financing, the Company borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. The Company utilized the additional net proceeds to acquire certain capital equipment. The Financing Agreement is secured by a lien on certain high-spec rig assets. As of June 30, 2021, the aggregate principal balance outstanding under the Financing Agreement was $12.7 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of June 30, 2021. Under the terms of the Financing Agreement, in no event will LIBOR fall below 1.5% and it requires the Company to maintain a leverage ratio of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of June 30, 2021.
The Company capitalized fees of $0.9 million associated with the Financing Agreement, which are included in the Condensed Consolidated Balance Sheets as a discount to the long term debt. Such fees will continue to be amortized through maturity and are included in Interest Expense, net in the Condensed Consolidated Statements of Operations. Unamortized debt issuance costs as of June 30, 2021 was $0.3 million.
Other Installment Purchases
During the three and six months ended June 30, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2021, the aggregate principal balance outstanding under the Installment Agreements was $1.0 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
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

Debt Obligations and Scheduled Maturities
As of June 30, 2021, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending June 30,	Total
2022	$10.4
2023	12.7
2024	0.3
Total	$23.4
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the three and six months ended June 30, 2021, the Company granted 500,073 restricted shares with an aggregate value of $3.0 million. During the three and six months ended June 30, 2020, the Company granted 465,304 restricted shares with an aggregate fair value of $2.0 million. As of June 30, 2021, there was an aggregate $4.7 million of unrecognized expense related to restricted shares issued which are expected to be recognized over a weighted average period of 1.9 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period.
During the three and six months ended June 30, 2021, the Company granted 145,270 target shares of market based performance stock units at a relative and absolute grant date fair value of approximately $9.24 and $7.45 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on March 15, 2024. During the three and six months ended June 30, 2020, the Company granted 121,262 target shares of market based performance stock units at a relative and absolute grant date fair value of $6.33 per share and $3.62 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on April 3, 2023. As of June 30, 2021, there was an aggregate $1.8 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.9 years.
Share Repurchases
During the six months ended June 30, 2020, the Company repurchased 344,828 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. See Note 14 — Commitments and Contingencies for further details.
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

Note 11 — Risk Concentrations
Customer Concentrations
For the three months ended June 30, 2021, two customers, EOG Resources and ConocoPhillips, accounted for 20% and 14%, respectively, of the Company’s consolidated revenues. For the six months ended June 30, 2021, the same two customers accounted for 22% and 12%, respectively, of the Company’s consolidated revenues. As of June 30, 2021, approximately 28% of the net accounts receivable balance was due from these customers.
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
Note 12 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2021 and 2020 was (1.7)% and 0.0%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Total income tax expense for the three and six months ended June 30, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to changes in the valuation allowance related to pre-tax book income or loss and the impact of permanent differences between book and taxable income or loss attributable to noncontrolling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to noncontrolling interest is subject to tax when reported as a component of the noncontrolling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2021, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2019, 2018, 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2021, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and six months ended June 30, 2021, there were no material tax impacts to the condensed consolidated financial statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.9 million as of June 30, 2021, where 50% of the deferral is due by December 31, 2021. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 13 — Loss per Share
Loss per share is based on the amount of net loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute loss per share were as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss (numerator):
Basic:
Net loss attributable to Ranger Energy Services, Inc.	$(5.6)	$(4.9)	$(10.2)	$(3.4)
Net loss attributable to Class A Common Stock	$(5.6)	$(4.9)	$(10.2)	$(3.4)

Diluted:
Net loss attributable to Ranger Energy Services, Inc.	$(5.6)	$(4.9)	$(10.2)	$(3.4)
Net loss attributable to Class A Common Stock	$(5.6)	$(4.9)	$(10.2)	$(3.4)

Weighted average shares (denominator):
Weighted average number of shares - basic	9,523,127	8,474,077	9,055,077	8,545,925
Weighted average number of shares - diluted	9,523,127	8,474,077	9,055,077	8,545,925

Basic loss per share	$(0.59)	$(0.58)	$(1.13)	$(0.40)
Diluted loss per share	$(0.59)	$(0.58)	$(1.13)	$(0.40)
During the three and six months ended June 30, 2021 and 2020, the Company excluded approximately 1.3 million and 0.9 million of equity-based awards, respectively. For all periods presented in the table above, the Company excluded 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share. These items were excluded from the calculation of the loss per share, as the effect was anti-dilutive.
Note 14 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
During the year ended December 31, 2018, the Company provided notice to ESCO that the Company sought to be indemnified for breach of contract. The Company exercised the right to stop payments of the remaining principal balance of $5.8 million on the Seller's Notes and any unpaid interest, pending resolution of certain indemnification claims. During the six months ended June 30, 2020, the Company paid an aggregate of $6.2 million to ESCO, of which $3.8 million was paid to settle the Seller’s Note, and any unpaid interest, and $2.4 million was paid to repurchase shares of the Company’s Class A Common Stock. Please see “Note 9 — Debt” and “Note 10 — Equity” for further details of the debt and equity settlements.
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
Segment information as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended June 30, 2021
Revenues	$29.0	$19.8	$1.2	$—	$50.0
Cost of services	24.0	19.2	0.9	—	44.1
Depreciation and amortization	4.7	2.5	0.7	0.3	8.2
Operating income (loss)	0.3	(1.9)	(0.4)	(6.5)	(8.5)
Interest expense, net	—	—	—	0.7	0.7
Net income (loss)	0.3	(1.9)	(0.4)	(7.1)	(9.1)
Capital expenditures	$1.4	$0.9	$—	$—	$2.3

	Six Months Ended June 30, 2021
Revenues	$50.7	$35.3	$2.3	$—	$88.3
Cost of services	43.0	33.8	1.4	—	78.2
Depreciation and amortization	9.5	4.7	1.3	0.7	16.2
Operating income (loss)	(1.8)	(3.2)	(0.4)	(10.4)	(15.8)
Interest expense, net	—	—	—	1.3	1.3
Net income (loss)	(1.8)	(3.2)	(0.4)	(12.0)	(17.4)
Capital expenditures	$2.4	$1.1	$—	$—	$3.5

	As of June 30, 2021
Property and equipment, net	$108.6	$32.8	$36.3	$4.9	$182.6
Total assets	$158.4	$47.8	$37.1	$7.2	$250.5

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended June 30, 2020
Revenues	$11.4	$17.7	$1.6	$—	$30.7
Cost of services	10.1	13.3	0.4	—	23.8
Depreciation and amortization	5.2	2.6	1.3	0.4	9.5
Operating income (loss)	(3.9)	1.8	(0.1)	(5.9)	(8.1)
Interest expense, net	—	—	—	0.8	0.8
Net income (loss)	$(3.9)	$1.8	$(0.1)	$(6.7)	$(8.9)
Capital expenditures	$(0.3)	$0.5	$0.2	$0.3	$0.7

	Six Months Ended June 30, 2020
Revenues	$46.3	$61.0	$4.4	$—	$111.7
Cost of services	40.0	45.0	1.9	—	86.9
Depreciation and amortization	10.5	5.3	1.9	0.7	18.4
Operating income (loss)	(4.2)	10.7	0.6	(11.2)	(4.1)
Interest expense, net	—	—	—	1.9	1.9
Net income (loss)	(4.2)	10.7	0.6	(13.2)	(6.1)
Capital expenditures	$4.3	$1.7	$0.4	$0.3	$6.7

	As of December 31, 2020
Property and equipment, net	$115.8	$30.8	$37.7	$5.1	$189.4
Total assets	$154.3	$41.1	$38.4	$6.8	$240.6

Note 16 — Subsequent Events
PerfX Wireline Services, LLC (“PerfX”) Acquisition
On July 8, 2021 (the “Acquisition Date”), the Company and certain of its subsidiaries, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with PerfX Wireline Services, LLC, a Nevada limited liability company (the “PerfX Acquisition”). As consideration for the assets acquired pursuant to the Asset Purchase Agreement, the Company issued 1,000,000 shares of Class A Common Stock, in addition to a Secured Promissory Note of $11.4 million, which bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. The PerfX Acquisition will be accounted for using the acquisition method of accounting in accordance with ASC 805. The results of operations for the acquisition will be included in the accompanying condensed consolidated statements of operations from the Acquisition Date. The initial accounting for the PerfX Acquisition has not yet been completed, however management expects to finalize during the year ending December 31, 2021.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 13 — Segment Reporting.”
Recent Events and Outlook
Patriot Well Solutions (“Patriot”) Acquisition
During the three and six months ended June 30, 2021, the Company and certain of its subsidiaries completed the acquisition of Patriot (the “Patriot Acquisition”), a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale. The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the date of acquisition.
PerfX Wireline Services, LLC (“PerfX”) Acquisition
On July 8, 2021, the Company and certain of its subsidiaries executed an Asset Purchase Agreement with PerfX Wireline Services, LLC to acquire certain assets (the “PerfX Acquisition”). As consideration for the assets acquired pursuant to the Asset Purchase Agreement, the Company issued 1,000,000 shares of Class A Common Stock, in addition to a Secured Promissory Note of $11.4 million (the “Secured Promissory Note”), which bears an interest rate of 8.5% per annum. The Secured Promissory Note holds certain assets as collateral through the scheduled maturity date of January 31, 2024.
Coronavirus (“COVID-19”)
The outbreak of the novel coronavirus (“COVID-19”) in the first quarter of 2020 and its continued spread across the globe has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe decline in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The risks associated with the COVID-19 pandemic have impacted our workforce and the way we meet our business objectives. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020 and has continued through the second quarter ended June 30, 2021; however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the date hereof.
COVID-19 and numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. While commodity prices, as well as our stock price, have improved with the rollout of COVID-19 vaccines, we expect this global equity market volatility to continue at least until the outbreak of COVID-19, including new variants, stabilizes, if not longer. Additionally, increased activity during 2021 can be attributed to stay-at-home orders and other restrictions being lifted in certain geographical areas, however any future containment measures could curtail such growth. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates.
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices through the year ended December 31, 2020. Since then, OPEC Plus has agreed to varying production levels in attempts to align production levels with demand as economies begin to reopen around the world, most recently agreeing to increase production by 400,000 barrels a day beginning in August 2021. There can be no assurance that the future actions, or inaction, of OPEC Plus or other major oil producers will not have material effects on commodity prices.
Factors deriving from the COVID-19 response, as well as the oil oversupply, that have and may continue to negatively impact sales, liquidity and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers to provide materials or equipment, limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; reduction of capital expenditures and discretionary spend; limitations on the ability of our customers to conduct business; and limitations on the ability of our customers to pay us on a timely basis. If prolonged, whether as a result of new strains or variants of COVID-19 or otherwise, such factors may also negatively affect the carrying values of our property and equipment and intangible assets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and stakeholders.
The U.S. government has implemented a number of programs in the wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.9 million as of June 30, 2021 under the CARES Act.
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

Results of Operations
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information. The significant declines in operational activity, across all segments, as well as corporate-related expenses are related to the deterioration of crude oil pricing and significantly reduced demand for our services since March 2020, primarily due to the effects of COVID-19, as described in “—Recent Events and Outlook.”

	Three Months Ended
	June 30,		Variance
	2021	2020	$	%
Revenues
High specification rigs	$29.0	$11.4	$17.6	154%
Completion and other services	19.8	17.7	2.1	12%
Processing solutions	1.2	1.6	(0.4)	(25)%
Total revenues	50.0	30.7	19.3	63%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	24.0	10.1	13.9	138%
Completion and other services	19.2	13.3	5.9	44%
Processing solutions	0.9	0.4	0.5	125%
Total cost of services	44.1	23.8	20.3	85%
General and administrative	6.2	5.5	0.7	13%
Depreciation and amortization	8.2	9.5	(1.3)	(14)%
Total operating expenses	58.5	38.8	19.7	51%

Operating loss	(8.5)	(8.1)	(0.4)	5%

Other expenses
Interest expense, net	0.7	0.8	(0.1)	(13)%
Total other expenses	0.7	0.8	(0.1)	(13)%

Loss before income tax expense	(9.2)	(8.9)	(0.3)	3%
Tax (benefit) expense	(0.1)	—	(0.1)	(100)%
Net loss	$(9.1)	$(8.9)	$(0.2)	2%
Revenues. Revenues for the three months ended June 30, 2021 increased $19.3 million, or 63%, to $50.0 million from $30.7 million for the three months ended June 30, 2020. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended June 30, 2021 increased $17.6 million, or 154%, to $29.0 million from $11.4 million for the three months ended June 30, 2020. The increase in rig services revenue included a 104% increase in total rig hours to 50,100 for the three months ended June 30, 2021 from 24,600 for the three months ended June 30, 2020. The increased rig hours attributed to a 109% increase in rig utilization. The average revenue per rig hour increased 27% to $587 from $463 for the three months ended June 30, 2020.
Completion and Other Services. Completion and Other Services revenues for the three months ended June 30, 2021 increased $2.1 million, or 12%, to $19.8 million from $17.7 million for the three months ended June 30, 2020. The increase was attributable to our wireline business, which includes activity from the acquisition of Patriot during the three months ended June 30, 2021. The consolidated wireline activity accounted for approximately $0.3 million of the segment revenue increase, which includes $2.3 million of revenue from Patriot. The increase in wireline services revenue included a 24% increase in average active wireline units to six units for the three months ended June 30, 2021 from five units for the three months ended June 30, 2020. All other service lines also had comparable revenue increases.
Processing Solutions. Processing Solutions revenues for the three months ended June 30, 2021 decreased $0.4 million, or 25%, to $1.2 million from $1.6 million for the three months ended June 30, 2020. The decrease was primarily attributable to a decline in rental revenue related to our Mechanical Refrigeration Units (“MRU”), which was attributable to a decline in MRU utilization. Our average MRU utilization for the three months ended June 30, 2021 and 2020, was 9% and 12%, respectively.

Cost of services (excluding depreciation and amortization). Cost of services for the three months ended June 30, 2021 increased $20.3 million, or 85%, to $44.1 million from $23.8 million for the three months ended June 30, 2020. As a percentage of revenue, cost of services was 88% and 78% for the three months ended June 30, 2021 and 2020, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended June 30, 2021 increased $13.9 million, or 138% to $24.0 million from $10.1 million for the three months ended June 30, 2020. The increase was primarily attributable to an increase in variable expenses, notably employee costs and repair and maintenance costs. Additionally, the increase corresponds with the increase in rig hours and revenues.
Completion and Other Services. Completion and Other Services cost of services for the three months ended June 30, 2021 increased $5.9 million, or 44%, to $19.2 million from $13.3 million for the three months ended June 30, 2020. The increase was primarily attributable to an increase in the wireline business, which includes activity from the acquisition of Patriot during the three months ended June 30, 2021. The consolidated wireline activity accounted for approximately $3.4 million of the segment cost of sales increase, which includes $2.8 million of costs related to Patriot. The increase was primarily attributable to an increase in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services for the three months ended June 30, 2021 increased $0.5 million, or 125%, to $0.9 million from $0.4 million for the three months ended June 30, 2020. The increase was primarily attributable to increased employee costs and costs associated with ancillary equipment.
General & Administrative. General and administrative expenses for the three months ended June 30, 2021 increased $0.7 million, or 13%, to $6.2 million from $5.5 million. The increase during the three months ended June 30, 2021 is attributable to increased professional fees related to the acquisition of Patriot.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2021 decreased $1.3 million, or 14%, to $8.2 million from $9.5 million for the three months ended June 30, 2020. The decrease is attributable to depreciation expense for fixed assets that were retired and disposed of during the trailing 12 months.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2021 decreased $0.1 million, or 13%, to $0.7 million from $0.8 million for the three months ended June 30, 2020. The slight decrease to net interest expense was attributable to the reduction of the principal balance on our Encina Master Financing Agreement.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information. The significant declines in operational activity, across all segments, as well as corporate-related expenses are related to the deterioration of crude oil pricing and significantly reduced demand for our services since March 2020, primarily due to the effects of COVID-19, as described in “—Recent Events and Outlook.”

	Six Months Ended
	June 30,		Variance
	2021	2020	$	%
Revenues
High specification rigs	$50.7	$46.3	$4.4	10%
Completion and other services	35.3	61.0	(25.7)	(42)%
Processing solutions	2.3	4.4	(2.1)	(48)%
Total revenues	88.3	111.7	(23.4)	(21)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	43.0	40.0	3.0	8%
Completion and other services	33.8	45.0	(11.2)	(25)%
Processing solutions	1.4	1.9	(0.5)	(26)%
Total cost of services	78.2	86.9	(8.7)	(10)%
General and administrative	9.7	10.5	(0.8)	(8)%
Depreciation and amortization	16.2	18.4	(2.2)	(12)%
Total operating expenses	104.1	115.8	(11.7)	(10)%

Operating loss	(15.8)	(4.1)	(11.7)	285%

Other expenses
Interest expense, net	1.3	1.9	(0.6)	(32)%
Total other expenses	1.3	1.9	(0.6)	(32)%

Loss before income tax expense	(17.1)	(6.0)	(11.1)	185%
Tax (benefit) expense	0.3	0.1	0.2	200%
Net loss	$(17.4)	$(6.1)	$(11.3)	185%
Revenues. Revenues for the six months ended June 30, 2021 decreased $23.4 million, or 21%, to $88.3 million from $111.7 million for the six months ended June 30, 2020. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the six months ended June 30, 2021 increased $4.4 million, or 10%, to $50.7 million from $46.3 million for the six months ended June 30, 2020. The increase in rig services revenue included a 7% increase in total rig hours to 93,300 for the six months ended June 30, 2021 from 87,000 for the six months ended June 30, 2020. The increased rig hours attributed to a 10% increase in rig utilization. The average revenue per rig hour increased 2% to $543 from $531 for the six months ended June 30, 2020.
Completion and Other Services. Completion and Other Services revenues for the six months ended June 30, 2021 decreased $25.7 million, or 42%, to $35.3 million from $61.0 million for the six months ended June 30, 2020. The decrease was primarily attributable to our wireline business, which includes activity from the acquisition of Patriot during the three months ended June 30, 2021. The wireline activity accounted for approximately $22.9 million of the segment revenue decrease, however includes $2.3 million of revenue from Patriot. The decrease in wireline services revenue included a 24% decrease in average active wireline units to six units for the six months ended June 30, 2021 from eight units for the six months ended June 30, 2020. All other service lines also had comparable revenue reductions.
Processing Solutions. Processing Solutions revenues for the six months ended June 30, 2021 decreased $2.1 million, or 48%, to $2.3 million from $4.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decline in rental revenue related to our MRUs, which was attributable to a decline in MRU utilization. Our average MRU utilization for the six months ended June 30, 2021 and 2020, was 9% and 15%, respectively. The MRU utilization decrease was due to certain of our customer contracts that terminated during 2020, as scheduled, without renewal.

Cost of services (excluding depreciation and amortization). Cost of services for the six months ended June 30, 2021 decreased $8.7 million, or 10%, to $78.2 million from $86.9 million for the six months ended June 30, 2020. As a percentage of revenue, cost of services was 89% and 78% for the six months ended June 30, 2021 and 2020, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the six months ended June 30, 2021 increased $3.0 million, or 8% to $43.0 million from $40.0 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase in variable expenses, notably employee costs and repair and maintenance costs. Additionally, the increase corresponds with the increase in rig hours and revenues.
Completion and Other Services. Completion and Other Services cost of services for the six months ended June 30, 2021 decreased $11.2 million, or 25%, to $33.8 million from $45.0 million for the six months ended June 30, 2020. The decrease was primarily attributable to a reduction in the wireline business, which includes activity from the acquisition of Patriot during the six months ended June 30, 2021. The consolidated wireline activity accounted for approximately $10.8 million of the segment cost of sales decrease, which includes $2.8 million of costs related to Patriot. The decrease was primarily attributable to a reduction in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services for the six months ended June 30, 2021 decreased $0.5 million, or 26%, to $1.4 million from $1.9 million for the six months ended June 30, 2020. The decrease was primarily attributable to a reduction in employee costs and costs associated with ancillary equipment rentals, corresponding with a decrease in revenue.
General & Administrative. General and administrative expenses for the six months ended June 30, 2021 decreased $0.8 million, or 8%, to $9.7 million from $10.5 million. During the six months ended June 30, 2020, general and administrative expenses included a gain on debt retirement of $2.1 million related to the settlement of the ESCO Seller’s Notes.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2021 decreased $2.2 million, or 12%, to $16.2 million from $18.4 million for the six months ended June 30, 2020. The decrease is attributable to depreciation expense for fixed assets that were retired and disposed of during the trailing 12 months.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2021 decreased $0.6 million, or 32%, to $1.3 million from $1.9 million for the six months ended June 30, 2020. The decrease to net interest expense was attributable to the reduction of the principal balance on our Encina Master Financing Agreement.
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

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 13—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended June 30, 2021
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$0.3	$(1.9)	$(0.4)	$(7.1)	$(9.1)
Interest expense, net	—	—	—	0.7	0.7
Income Tax expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	4.7	2.5	0.7	0.3	8.2
Equity based compensation	—	—	—	0.9	0.9
Gain on disposal of property and equipment	—	—	—	0.5	0.5
Severance and reorganization costs	—	—	—	0.3	0.3
Acquisition related costs	—	—	—	0.6	0.6
Adjusted EBITDA	$5.0	$0.6	$0.3	$(3.9)	$2.0

	Three Months Ended June 30, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(3.9)	$1.8	$(0.1)	$(6.7)	$(8.9)
Interest expense, net	—	—	—	0.8	0.8
Income Tax expense	—	—	—	—	—
Depreciation and amortization	5.2	2.6	1.3	0.4	9.5
Equity based compensation	—	—	—	0.9	0.9
Gain on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Severance and reorganization costs	0.4	0.2	—	0.4	1.0
Acquisition related costs	—	—	—	—	—
Adjusted EBITDA	$1.7	$4.6	$1.2	$(4.3)	$3.2

	Variance ($)
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$4.2	$(3.7)	$(0.3)	$(0.4)	$(0.2)
Interest expense, net	—	—	—	(0.1)	(0.1)
Income Tax expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(0.5)	(0.1)	(0.6)	(0.1)	(1.3)
Equity based compensation	—	—	—	—	—
Gain on disposal of property and equipment	—	—	—	0.6	0.6
Severance and reorganization costs	(0.4)	(0.2)	—	(0.1)	(0.7)
Acquisition related costs	—	—	—	0.6	0.6
Adjusted EBITDA	$3.3	$(4.0)	$(0.9)	$0.4	$(1.2)
Adjusted EBITDA for the three months ended June 30, 2021 decreased $1.2 million to $2.0 million from $3.2 million for the three months ended June 30, 2020. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2021 increased $3.3 million to $5.0 million from $1.7 million for the three months ended June 30, 2020, primarily due to increased revenues of $17.6 million, partially offset by a corresponding increase in cost of services of $13.9 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA for the three months ended June 30, 2021 decreased $4.0 million to $0.6 million from $4.6 million for the three months ended June 30, 2020, primarily due to increased revenues of $2.1 million, offset by an increase in cost of services of $5.9 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended June 30, 2021 decreased $0.9 million to $0.3 million from $1.2 million for the three months ended June 30, 2020, due to decreased revenues of $0.4 million, and increased cost of services of $0.5 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2021 decreased $0.4 million to a loss of $3.9 million from a loss of $4.3 million for the three months ended June 30, 2020. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	Six Months Ended June 30, 2021
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(1.8)	$(3.2)	$(0.4)	$(12.0)	$(17.4)
Interest expense, net	—	—	—	1.3	1.3
Income Tax expense	—	—	—	0.3	0.3
Depreciation and amortization	9.5	4.7	1.3	0.7	16.2
Equity based compensation	—	—	—	1.8	1.8
Gain on retirement of debt	—	—	—	—	—
Gain on disposal of property and equipment	—	—	—	0.1	0.1
Severance and reorganization costs	$—	$—	$—	$(1.1)	$(1.1)
Acquisition related costs	—	—	—	0.6	0.6
Adjusted EBITDA	$7.7	$1.5	$0.9	$(8.3)	$1.8

	Six Months Ended June 30, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(4.2)	$10.7	$0.6	$(13.2)	$(6.1)
Interest expense, net	—	—	—	1.9	1.9
Income Tax expense	—	—	—	0.1	0.1
Depreciation and amortization	10.5	5.3	1.9	0.7	18.4
Equity based compensation	—	—	—	1.7	1.7
Gain on retirement of debt	—	—	—	(2.1)	(2.1)
Gain on disposal of property and equipment	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	0.4	0.2	—	0.4	1.0
Acquisition related costs	—	—	—	—	—
Adjusted EBITDA	$6.7	$16.2	$2.5	$(10.8)	$14.6

	Variance ($)
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$2.4	$(13.9)	$(1.0)	$1.2	$(11.3)
Interest expense, net	—	—	—	(0.6)	(0.6)
Income Tax expense	—	—	—	0.2	0.2
Depreciation and amortization	(1.0)	(0.6)	(0.6)	—	(2.2)
Equity based compensation	—	—	—	0.1	0.1
Gain on retirement of debt	—	—	—	2.1	2.1
Gain on disposal of property and equipment	—	—	—	0.4	0.4
Severance and reorganization costs	(0.4)	(0.2)	—	(1.5)	(2.1)
Acquisition related costs	—	—	—	0.6	0.6
Adjusted EBITDA	$1.0	$(14.7)	$(1.6)	$2.5	$(12.8)
Adjusted EBITDA for the six months ended June 30, 2021 decreased $12.8 million to $1.8 million from $14.6 million for the six months ended June 30, 2020. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2021 increased $1.0 million to $7.7 million from $6.7 million for the six months ended June 30, 2020, primarily due to increased revenues of $4.4 million, partially offset by a corresponding increase in cost of services of $3.0 million.

Completion and Other Services. Completion and Other Services Adjusted EBITDA for the six months ended June 30, 2021 decreased $14.7 million to $1.5 million from $16.2 million for the six months ended June 30, 2020, primarily due to decreased revenues of $25.7 million, partially offset by a decrease in cost of services of $11.2 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the six months ended June 30, 2021 decreased $1.6 million to $0.9 million from $2.5 million for the six months ended June 30, 2020, primarily due to decreased revenues of $2.1 million, partially offset by a decrease in cost of services of $0.5 million.
Other. Other Adjusted EBITDA for the six months ended June 30, 2021 decreased $2.5 million to a loss of $8.3 million from a loss of $10.8 million for the six months ended June 30, 2020. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. As of June 30, 2021, we had total liquidity of $16.2 million, consisting of $3.4 million of cash on hand and availability under our Revolving Credit Facility of $12.8 million.
As of June 30, 2021, our borrowing base under the Credit Facility was $22.5 million compared to $10.8 million and $20.7 million as of June 30, 2020 and December 31, 2020, respectively, as a result of slightly increased operational activity and accounts receivable balances. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “— Our Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in millions)
Net cash (used in) provided by operating activities	$(4.1)	$24.2	$(28.3)	(117)%
Net cash used in investing activities	(4.9)	(5.5)	0.6	11%
Net cash provided by (used in) financing activities	9.6	(19.6)	29.2	(149)%
Net change in cash	$0.6	$(0.9)	$1.5	(167)%
Operating Activities
Net cash used in operating activities increased $28.3 million to cash used of $4.1 million for six months ended June 30, 2021 compared to cash provided of $24.2 million for the six months ended June 30, 2020. The change in cash flows from operating activities is primarily attributable to a decrease in gross margins and operating income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The use of working capital cash decreased $15.6 million to a use of $6.3 million for the six months ended June 30, 2021, compared to cash generated of $9.0 million for the six months ended June 30, 2020.
Investing Activities
Net cash used in investing activities decreased $0.6 million from a use of cash of $5.5 million for the six months ended June 30, 2020. The change in cash flows from investing activities is attributable to a significant reduction in capital expenditures during the trailing twelve months due to the economic events that took place in the industry.
Financing Activities
Net cash provided by financing activities increased $29.2 million from a use of cash of $19.6 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we entered into sale-leaseback transactions related to certain of our fixed assets, coupled with additional net borrowings under the Credit Facility.

Supplemental Disclosures
During the six months ended June 30, 2021, the Company acquired Patriot by issuing $7.7 million of Class A Common Stock. Additionally, we entered into installment agreements, thereby increasing our current and long-term obligations by $1.1 million and added fixed assets of $0.7 million, all of which were non-cash additions
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $10.4 million as of June 30, 2021 compared to $2.7 million as of December 31, 2020. The working capital has increased due to increased activity, as well as the working capital attributable to Patriot.
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
The applicable margin for the LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on our average excess availability under the Credit Facility. The applicable margins for each of the loans are re-determined as of the first day of each calendar quarter. The applicable margins for the LIBOR and Base Rate loans were 2.1% and 4.3%, respectively, as of June 30, 2021. The weighted average interest rate for the borrowings under the Credit Facility was 2.6% during the six months ended June 30, 2021. The applicable margin for the LIBOR and Base Rate loans will decrease to 1.75% and 0.75% effective July 1, 2021 due to an increase in the average availability.
Under the Credit Facility, the total loan capacity is $22.5 million, which was based on a borrowing base certificate in effect as of June 30, 2021. The Company had outstanding borrowings of $9.7 million under the Credit Facility, leaving a residual $12.8 million available for borrowings as of June 30, 2021. The Company was in compliance with the Credit Facility covenants as of June 30, 2021.
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
Encina Master Financing and Security Agreement
In June 2018, we entered into a Master Financing and Security Agreement (“Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The amount available to be provided by the Lender to us under the Financing Agreement was contemplated to be not less than $35.0 million, and not to exceed $40.0 million. The first financing was required to be in an amount up to $22.0 million, which was used to acquire certain capital equipment. Subsequent to the first financing, we borrowed an additional $17.8 million, net of expenses and in two tranches, under the Financing Agreement. As of June 30, 2021, the aggregate principal balance outstanding under the Financing Agreement was $12.7 million. The total borrowings under the Financing Agreement were borrowed in three tranches, where the amounts outstanding are payable ratably over 48 months from the time of each borrowing. The three tranches mature in July 2022, November 2022 and January 2023. The Financing Agreement is secured by a lien on certain of our high specification rig assets.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of June 30, 2021. In no event will LIBOR fall below 1.5%. The Financing Agreement requires that the Company maintain leverage ratios of 2.5 to 1.0. The Company was in compliance with the covenants under the Financing Agreement as of June 30, 2021.
Other Installment Purchases
During the six months ended June 30, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2021, the aggregate principal balance outstanding under the Installment Agreements was $1.0 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Sale-Leaseback Transactions
During the three and six months ended June 30, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently leased back the property. The Company received cash of $12.1 million from the sale and the lease has a 15 year term with an annual rent escalation of 2% per annum. During the six months ended June 30, 2021, the Company entered into an agreement to sell certain of other fixed assets and subsequently leased back such assets and received cash of $3.5 million to be paid over 18 to 60 months.
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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through June 30, 2021, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook.”
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of June 30, 2021, we had $9.7 million outstanding under our Credit Facility, with a weighted average interest rate of 2.6%. As of June 30, 2021, the aggregate principal balance outstanding was $12.7 million under the Financing Agreement, with an interest rate of 9.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.2 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2021, the top three trade receivable balances represented approximately 20%, 9%, and 8%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 33%, 7% and 7%, respectively, of total High Specification Rig net accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 24%, 19%, and 10%, respectively, of total Completion and Other Services net accounts receivable. Within our Processing Solutions segment, the top three trade receivable balances represented approximately 37%, 36% and 22%, respectively, of total Processing Solutions net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may experience difficulties in integrating acquired assets, including assets acquired in the Patriot Acquisition and the PerfX Acquisition, into our business and in realizing the expected benefits of an acquisition.
The success of an acquisition, if completed, will depend in part on our ability to realize anticipated business opportunities from combining acquired assets, including assets acquired in the Patriot Acquisition and the PerfX Acquisition, with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits, and could harm our financial performance. If we are unable to successfully or timely integrate acquired assets with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits, and our business, results of operations and financial condition could be materially and adversely affected.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2021.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	26,268	$5.57	—	—
May 1, 2021 - May 31, 2021	322	7.90	—	—
June 1, 2021 - June 30, 2021	—	—	—	—
Total	26,590	$6.74	—	—
_________________________
(1)    Total number of shares repurchased during the second quarter of 2021 consists of 26,590 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the 2017 Plan.

Item 6. Exhibits
    The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
2.1†
Asset Purchase Agreement, dated July 8, 2021 by and among PerfX Wireline Services, LLC, Bravo Wireline, LLC, Ranger Energy Services, Inc., Charlie Thomas, Shelby Sullivan, Jeff Thomas and Jimmie Hayes (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021

3.1
Amended and Restated Certificate of Incorporation of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001-38183) filed with the Commission on August 22, 2017)

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
10.1
Secured Promissory Note, date July 8, 2021 by and among Bravo Wireline, LLC and Chief Investments, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021)

10.2	Guaranty Agreement, dated as of July 8, 2021 by Ranger Energy Services, Inc. in favor of Chief Investments, LLC
10.3
Employment Agreement between Ranger Energy Services, LLC and William M. Austin (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on July 23, 2021)

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	July 30, 2021
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)

/s/ Mario H. Hernandez	July 30, 2021
Mario H. Hernandez	Date
Chief Accounting Officer
(Principal Accounting Officer)