Form 10-Q
period 2021-09-30
Ranger Energy Services, Inc.
filed 2021-11-05
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2021, the registrant had 18,053,878 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2.8	$2.8
Restricted cash	42.0	—
Accounts receivable, net	57.6	25.9
Contract assets	7.8	1.1
Inventory	2.8	2.3
Prepaid expenses	12.5	3.6
Total current assets	125.5	35.7

Property and equipment, net	196.8	189.4
Intangible assets, net	8.0	8.5
Operating leases, right-of-use assets	7.2	5.8
Other assets	1.4	1.2
Total assets	$338.9	$240.6

Liabilities and Stockholders' Equity
Accounts payable	$8.7	$10.5
Accrued expenses	32.9	9.3
Other financing liability, current portion	2.3	—
Long-term debt, current portion	35.0	10.0
Other current liabilities	45.9	3.2
Total current liabilities	124.8	33.0

Operating leases, right-of-use obligations	5.9	5.2
Other financing liability	12.7	—
Long-term debt, net	16.3	14.5
Other long-term liabilities	3.3	3.1
Total liabilities	163.0	55.8

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 11,716,996 shares issued and 11,165,168 shares outstanding as of September 30, 2021; 9,093,743 shares issued and 8,541,915 shares outstanding as of December 31, 2020	0.1	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; 6,866,154 shares issued and outstanding as of September 30, 2021 and December 31, 2020	0.1	0.1
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of September 30, 2021 and December 31, 2020	(3.8)	(3.8)
Accumulated deficit	(34.2)	(18.4)
Additional paid-in capital	152.2	123.9
Total controlling stockholders' equity	114.4	101.9
Noncontrolling interest	61.5	82.9
Total stockholders' equity	175.9	184.8
Total liabilities and stockholders' equity	$338.9	$240.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
High specification rigs	$29.9	$14.5	$80.6	$60.8
Completion and other services	50.8	18.9	86.1	79.9
Processing solutions	1.0	1.2	3.3	5.6
Total revenues	81.7	34.6	170.0	146.3

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	25.1	12.3	68.1	52.3
Completion and other services	48.4	14.0	82.2	59.0
Processing solutions	0.5	0.3	1.9	2.2
Total cost of services	74.0	26.6	152.2	113.5
General and administrative	7.1	4.6	16.8	15.1
Depreciation and amortization	8.7	8.4	24.9	26.8
Total operating expenses	89.8	39.6	193.9	155.4

Operating loss	(8.1)	(5.0)	(23.9)	(9.1)

Other expenses
Interest expense, net	1.2	0.8	2.5	2.7
Total other expenses	1.2	0.8	2.5	2.7

Loss before income tax expense	(9.3)	(5.8)	(26.4)	(11.8)
Tax (benefit) expense	(0.2)	(0.1)	0.1	—
Net loss	(9.1)	(5.7)	(26.5)	(11.8)
Less: Net loss attributable to noncontrolling interests	(3.5)	(2.5)	(10.7)	(5.2)
Net loss attributable to Ranger Energy Services, Inc.	$(5.6)	$(3.2)	$(15.8)	$(6.6)

Loss per common share
Basic	$(0.51)	$(0.38)	$(1.63)	$(0.77)
Diluted	$(0.51)	$(0.38)	$(1.63)	$(0.77)
Weighted average common shares outstanding
Basic	11,011,864	8,506,781	9,714,508	8,532,788
Diluted	11,011,864	8,506,781	9,714,508	8,532,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	10,682,388	9,031,495	$0.1	$0.1	9,093,743	8,839,788	$0.1	$0.1
Issuance of shares under share-based compensation plans	150,432	51,975	—	—	607,180	322,110	—	—
Shares withheld for taxes on equity transactions	(15,824)	(2,881)	—	—	(139,927)	(81,309)	—	—
Share issuance for acquisitions	900,000	—	—	—	2,156,000	—	—	—
Balance, end of period	11,716,996	9,080,589	$0.1	$0.1	11,716,996	9,080,589	$0.1	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1
Balance, end of period	6,866,154	6,866,154	$0.1	$0.1	6,866,154	6,866,154	$0.1	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(113,937)	$(3.8)	$(0.7)
Repurchase of Class A Common Stock	—	—	—	—	—	(437,891)	—	(3.1)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(28.6)	$(11.5)			$(18.4)	$(8.1)
Net loss attributable to controlling interest			(5.6)	(3.2)			(15.8)	(6.6)
Balance, end of period			$(34.2)	$(14.7)			$(34.2)	$(14.7)

Additional paid-in capital
Balance, beginning of period			$139.5	$121.0			$123.9	$121.8
Equity based compensation amortization			0.3	1.1			2.1	2.7
Shares withheld for taxes on equity transactions			(0.2)	—			(0.9)	(0.3)
Share issuance for acquisitions			8.7	—			16.4	—
Impact of transactions affecting noncontrolling interest			3.9	(0.1)			10.7	(2.2)
Balance, end of period			$152.2	$122.0			$152.2	$122.0

Total controlling interest shareholders’ equity
Balance, beginning of period			$107.3	$105.9			$101.9	$113.2
Net loss attributable to controlling interest			(5.6)	(3.2)			(15.8)	(6.6)
Equity based compensation amortization			0.3	1.1			2.1	2.7
Shares withheld for taxes on equity transactions			(0.2)	—			(0.9)	(0.3)
Share issuance for acquisition			8.7	—			16.4	—
Impact of transactions affecting noncontrolling interest			3.9	(0.1)			10.7	(2.2)
Repurchase of Class A Common Stock			—	—			—	(3.1)
Balance, end of period			$114.4	$103.7			$114.4	$103.7

Noncontrolling interest
Balance, beginning of period			$68.9	$89.3			$82.9	$89.8
Net loss attributable to noncontrolling interest			(3.5)	(2.5)			(10.7)	(5.2)
Equity based compensation amortization			—	—			—	0.1
Impact of transactions affecting noncontrolling interest			(3.9)	0.1			(10.7)	2.2
Balance, end of period			$61.5	$86.9			$61.5	$86.9

Total Stockholders' Equity
Balance, beginning of period			$176.2	$195.2			$184.8	$203.0
Net loss			(9.1)	(5.7)			(26.5)	(11.8)
Equity based compensation amortization			0.3	1.1			2.1	2.8
Shares withheld for taxes on equity transactions			(0.2)	—			(0.9)	(0.3)
Share issuance from acquisition			8.7	—			16.4	—
Repurchase of Class A Common Stock			—	—			—	(3.1)
Balance, end of period			$175.9	$190.6			$175.9	$190.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(26.5)	$(11.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24.9	26.8
Equity based compensation	2.1	2.8
(Gain) Loss on debt retirement	0.2	(2.1)
Other costs, net	1.2	3.0
Changes in operating assets and liabilities, net effects of business combinations
Accounts receivable	(24.5)	20.4
Contract assets	(6.7)	0.3
Inventory	2.5	0.9
Prepaid expenses	(6.7)	3.4
Other assets	(0.6)	(0.6)
Accounts payable	(7.8)	(5.6)
Accrued expenses	23.8	(9.9)
Other current liabilities	40.2	—
Operating lease, right-of-use obligations	1.1	(1.4)
Other long-term liabilities	0.2	1.1
Net cash provided by operating activities	23.4	27.3

Cash Flows from Investing Activities
Purchase of property and equipment	(3.9)	(6.4)
Proceeds from disposal of property and equipment	0.4	0.8
Purchase of businesses, net of cash received	(2.4)	—
Net cash used in investing activities	(5.9)	(5.6)

Cash Flows from Financing Activities
Borrowings under Credit Facility	74.7	35.9
Principal payments on Credit Facility	(52.5)	(42.9)
Borrowings under Eclipse M&E	12.5	—
Deferred financing costs on Eclipse	(2.4)	—
Principal payments on Secured Promissory Note	(0.6)	—
Principal payments on Encina Master Financing Agreement	(17.7)	(7.5)
Payments on Installment Purchases	(0.4)	—
Proceeds from financing of sale-leasebacks	15.6	—
Principal payments on financing lease obligations	(3.7)	(3.7)
Shares withheld on equity transactions	(1.0)	(0.3)
Principal payments on ESCO Note Payable	—	(3.6)
Repurchase of Class A Common Stock	—	(3.1)
Net cash provided by financing activities	24.5	(25.2)

Increase in cash, cash equivalents and restricted cash	42.0	(3.5)
Cash, cash equivalents and restricted cash, Beginning of Period	2.8	6.9
Cash, cash equivalents and restricted cash, End of Period	$44.8	$3.4

Supplemental Cash Flow Information
Interest paid	$1.3	$2.3
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$(0.1)	$0.1
Additions to fixed assets through installment purchases and financing leases	$(2.5)	$(1.0)
Issuance of Class A Common Stock for acquisition	$(16.4)	$—
Secured Promissory Note	$(11.4)	$—
Early termination of financing leases	$—	$1.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Recent Events
Basic Energy (“Basic”) Acquisition
On September 15, 2021, Ranger Energy Acquisition, LLC, a Delaware corporation and wholly owned subsidiary of the Company entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries (the “Basic Sellers”), closing on October 1, 2021. The Company purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations, and rolling stock assets required to support the operating assets being purchased and real property locations inclusive of, but not limited to, real property owned in New Mexico, Oklahoma and Texas. The Company paid $36.65 million in cash to Basic, subject to normal closing adjustments and assumed liabilities. See Note 16 — Subsequent Events for further details.
Coronavirus (“COVID-19”)
The outbreak of the novel COVID-19 has spread across the globe and has been declared a public health emergency by the World Health Organization and a National Emergency by the President of the United States. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has, and is likely to continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take effect at the close of the first quarter ended March 31, 2020, and continued through the issuance of these Condensed Consolidated Financial Statements. The full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these Condensed Consolidated Financial Statements is uncertain.
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil prices to decline significantly and resulted in continued volatility in oil, natural gas and natural gas liquids (“NGLs”) prices through the third quarter of 2021.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements and the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2020 and 2019, included in the Annual Report filed on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). Interim results for the periods presented may not be indicative of results that will be realized for future periods.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies of the Annual Report.
Restricted Cash
The Company’s restricted cash consisted of cash the Company was contractually obligated to utilize for the purchase of the Basic Energy assets and related transactions costs. The Company completed the Basic Energy Acquisition on October 1, 2021 and included this purchase as a liability in Other current liabilities in the Condensed Consolidated Balance Sheets. On October 1, 2021, the Company issued Series A Preferred Stock in connection with the receipt of the restricted cash. See Note 16 — Subsequent Events for further details.

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
•Assets acquired and liabilities assumed in business combinations;
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
Note 3 — Business Combinations
The Company completed two acquisitions during the nine months ended September 30, 2021 with both purchases accounted for using the acquisition method of accounting under the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for each of the acquisitions are included in the accompanying Condensed

Consolidated Statements of Operations from the respective date of each acquisition. Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into Ranger’s Condensed Consolidated Balance Sheets. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition.
Patriot Well Solutions (“Patriot”) Acquisition
On May 14, 2021, the Company acquired all of the outstanding stock of Patriot, a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale.
As consideration for the Patriot Acquisition the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock and cash payments of $3.3 million, net of cash acquired. The financial results of Patriot are included in the Completion and Other Services reporting segment. The pro forma results of operations for the Patriot Acquisition is not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations.
PerfX Wireline Services (“PerfX”) Acquisition
On July 8, 2021, the Company acquired all of the outstanding stock of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX, the Company significantly expanded its scale and scope of the existing wireline business, which now includes production services.
The aggregate consideration was $20.1 million, which included 1,000,000 shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that will be issued by the Company on the 12-month anniversary of the acquisition date. The Secured Promissory Note bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. Refer to “Note 9 — Debt” for further details related to the Secured Promissory Note.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur. The Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled.
The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Cash	$1.0
Accounts receivable	4.6
Inventory	2.4
Prepaid and other current assets	0.9
Property and equipment	17.6
Total assets acquired	26.5
Accounts payable	5.4
Accrued expenses	1.0
Total liabilities assumed	6.4
Allocated purchase price	$20.1
The following is supplemental pro-forma revenue, operating loss, net loss and loss per share had the PerfX Acquisition occurred as of January 1, 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Revenue	$224.9	$225.0
Operating loss	$(27.2)	$(13.9)
Net loss	$(30.1)	$(20.8)
Basic and diluted loss per share	$(1.90)	$(1.20)
The supplemental pro forma information presented above are being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the

Company owned and operation the PerfX Acquisition assets since January 1, 2020. There were no material non-recurring pro-forma adjustments present. The financial results of PerfX are included in the Completion and Other Services reporting segment. The Company reported revenue and operating income during the three and nine months ended September 30, 2021 that included approximately $27.9 million and $0.5 million, respectively. The transaction costs related to the PerfX Acquisition approximated $0.7 million.
Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2021	December 31, 2020
High specification rigs	20	$127.2	$127.2
High specification rigs machinery and equipment	5 - 10	42.9	39.7
Completion and other services machinery and equipment	5 - 10	77.2	56.5
Processing solutions machinery and equipment	3 - 30	46.7	45.9
Vehicles	3 - 15	26.7	20.4
Other property and equipment	5 - 25	10.5	10.9
Property and equipment		331.2	300.6
Less: accumulated depreciation		(137.0)	(113.0)
Construction in progress		2.6	1.8
Property and equipment, net		$196.8	$189.4
Depreciation expense was $8.6 million and $8.2 million for the three months ended September 30, 2021 and 2020, respectively, and $24.4 million and $26.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 — Goodwill and Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2021	December 31, 2020
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(3.4)	(2.9)
Intangible assets, net		$8.0	$8.5
Amortization expense was $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020 respectfully. Amortization expense was $0.5 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2022	$0.7
2023	0.7
2024	0.7
2025	0.7
2026	0.8
Thereafter	4.4
Total	$8.0

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2021	December 31, 2020
Accrued payables	$19.0	$2.7
Accrued compensation	8.7	4.5
Accrued taxes	2.0	1.0
Accrued insurance	3.2	1.1
Accrued expenses	$32.9	$9.3
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2021 and 2020, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Short-term lease costs	$1.1	$0.3	$1.9	$1.7
Operating lease cost	$0.5	$0.7	$1.3	$2.1
Operating cash outflows from operating leases	$0.4	$0.7	$1.1	$2.1

Weighted average remaining lease term			5.2 years	6.0 years
Weighted average discount rate			8.8%	9.3%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2022	$2.3
2023	1.5
2024	1.4
2025	2.2
2026	1.4
Thereafter	0.7
Total future minimum lease payments	9.5
Less: amount representing interest	(1.9)
Present value of future minimum lease payments	7.6
Less: current portion of operating lease obligations	(1.7)
Long-term portion of finance lease obligations	$5.9
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

Lease costs and other information related to finance leases for the three and nine months ended September 30, 2021 and 2020, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of finance leases	$0.6	$1.0	$2.2	$3.8
Interest on lease liabilities	$0.1	$0.1	$0.3	$0.4
Financing cash outflows from finance leases	$0.2	$1.1	$2.4	$3.7

Weighted average remaining lease term			1.5 years	1.4 years
Weighted average discount rate			2.8%	3.9%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2022	$2.3
2023	1.1
2024	0.4
2025	—
Total future minimum lease payments	3.8
Less: amount representing interest	(0.2)
Present value of future minimum lease payments	3.6
Less: current portion of finance lease obligations	(2.2)
Long-term portion of finance lease obligations	$1.4
Note 8 — Other Financing Liabilities
During the nine months ended September 30, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently leased back the property. The Company received cash of $12.1 million from the sale and the lease has a 15 year term with an annual rent escalation of two percent per annum.
During the nine months ended September 30, 2021, the Company entered into an agreement to sell certain of other fixed assets and subsequently leased back such assets and received cash of $3.5 million to be paid over 18 to 60 months.
These sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in property and equipment, net and are depreciating over their original useful lives.
As of September 30, 2021, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending September 30,	Total
2022	$2.6
2023	0.9
2024	0.6
2025	0.7
2026	0.7
Thereafter	9.8
Total future minimum lease payments	$15.3

Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	September 30, 2021	December 31, 2020
Credit Facility	$—	$7.2
Encina Master Financing Agreement	—	17.3
Eclipse Loan and Security Agreement	39.5	—
Installment Purchases	1.1	—
Secured Promissory Note	10.7	—
Total Debt	51.3	24.5
Current portion of long-term debt	(35.0)	(10.0)
Long term-debt, net	$16.3	$14.5
Credit Facility
On August 16, 2017, Ranger Services, entered into a $50.0 million senior secured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Facility was subject to a borrowing base that was calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves.
The applicable margin for the LIBOR loans ranged from 1.5% to 2.0% and the applicable margin for Base Rate loans ranged from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The weighted average interest rate for the borrowings under the Credit Facility was 2.3% for the nine months ended September 30, 2021. The Credit Facility was extinguished as of September 30, 2021 in connection with the Eclipse Loan Security Agreement, which is described further below.
Encina Master Financing and Security Agreement
On June 22, 2018, the Company entered into a Master Financing and Security Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The Company received an aggregate of $40 million to acquire certain capital equipment. The Financing Agreement was secured by a lien on certain high-spec rig assets.
Borrowings under the Financing Agreement bore interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of September 30, 2021. The outstanding balance of the Financing Agreement was paid in full as of September 30, 2021 in connection with the Eclipse Loan and Security Agreement. Please see below for further details.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). The Company capitalized fees of $2.7 million associated with the EBC Credit Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the EBC Credit Facility. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of September 30, 2021.
Revolving Credit Facility
The Revolving Credit Facility was drawn in part on September 27, 2021, to repay existing Credit Facility, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serves as collateral for the borrowings under the Revolving Credit Facility and is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. Therefore, the borrowings of the Revolving Credit Facility will be classified as current maturities of long-term debt indefinitely.

Under the Revolving Credit Facility, the total loan capacity was $37.5 million, which was based on a borrowing base certificate in effect as of September 30, 2021. The Company had outstanding borrowings of $29.7 million under the Revolving Credit Facility, leaving a residual $7.8 million available for borrowings as of September 30, 2021. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to 5% in excess of the LIBOR Rate and 4% in excess of the Base Rate through April 1, 2022. The weighted average applicable margin for the loan was 6.0% for the three months ended September 30, 2021.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $12.5 million where the monthly installments commence on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the loan was 9.0% for the three months ended September 30, 2021. The Financing Agreement is secured by a lien on certain high-spec rig assets. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
On September 27, 2021, the M&E Term Loan Facility was drawn in full to repay existing Encina Master Financing Agreement and Credit Facility.
Term Loan B
On October 1, 2021, the Term Loan B, was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 12% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The Financing Agreement is secured by a lien on certain high-spec rig assets. As of September 30, 2021, the Term Loan B Facility was undrawn and on October 1, 2021, the Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility. Any principal amounts repaid may not be reborrowed.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of September 30, 2021, the aggregate principal balance outstanding was $10.7 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
During the three and nine months ended September 30, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of September 30, 2021, the aggregate principal balance outstanding under the Installment Agreements was $1.1 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
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

Debt Obligations and Scheduled Maturities
As of September 30, 2021, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending September 30,	Total
2022	$35.0
2023	5.4
2024	8.6
2025	5.0
Total	$54.0
Note 10 — Equity
Series A Preferred Stock
On September 9, 2021, the Company’s board of directors authorized 6,000,001 shares of a series of the Company’s existing preferred stock designated as “Series A Preferred Stock”. The Preferred Stock is not entitled to voting rights or dividends, or other distributions from the Company. In the event of liquidation, dissolution or winding up Ranger Energy Services, Inc., holders of Preferred Stock are entitled to receive assets of Ranger prior to any distribution of assets to Common Stockholders. There were no shares issued or outstanding as of September 30, 2021. See Note 16 — Subsequent Events for further details.
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the three and nine months ended September 30, 2021, the Company granted 145,215 restricted shares and 645,288 restricted shares, respectively, with an aggregate value of $4.2 million. During the three and nine months ended September 30, 2020, the Company granted 649,039 restricted shares with an aggregate fair value of $2.5 million. As of September 30, 2021, there was an aggregate $4.5 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.9 years.
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
During the three and nine months ended September 30, 2021, the Company granted 100,942 target shares and 246,212 target shares, respectively, of market based performance stock units at a relative and absolute grant date fair value of approximately $9.24 and $7.45 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on March 15, 2024.
During the three and nine months ended September 30, 2020, the Company granted 121,262 target shares of market based performance stock units at a relative and absolute grant date fair value of $6.33 per share and $3.62 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on April 3, 2023.
As of September 30, 2021, there was an aggregate $1.4 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 2.0 years.
Share Repurchases
During the nine months ended September 30, 2020, the Company repurchased 344,827 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. See Note 14 — Commitments and Contingencies for further details.

In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases may have taken place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program was 12 months and therefore ended in June 2020. During the nine months ended September 30, 2020, the Company repurchased 93,063 shares of the Company’s Class A Common Stock for an aggregate $0.7 million.
Note 11 — Risk Concentrations
Customer Concentrations
For the three months ended September 30, 2021, two customers, EOG Resources (“EOG”) and Pioneer Natural Resources (“Pioneer”), accounted for 16% and 12%, respectively, of the Company’s consolidated revenues. For the nine months ended September 30, 2021, three customers, EOG, Pioneer and Conoco Phillips accounted for 19%, 11% and 11%, respectively, of the Company’s consolidated revenues. As of September 30, 2021, approximately 32% of the net accounts receivable balance was due from these three customers.
For the three months ended September 30, 2020, two customers, EOG and Concho Resources, Inc., accounted for 24% and 16%, respectively, of the Company’s consolidated revenues. For the nine months ended September 30, 2020, the same two customers each accounted for 20% and 18% of the Company’s consolidated revenues. As of September 30, 2020, approximately 27% of the accounts receivable balance was due from these customers.
Note 12 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2021 and 2020 was (0.2)% and (0.8)%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Total income tax expense for the three and nine months ended September 30, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to changes in the valuation allowance related to pre-tax book income or loss and the impact of permanent differences between book and taxable income or loss attributable to noncontrolling interest. The effective tax rate includes a rate benefit attributable to the fact that Ranger LLC operates as a limited liability company treated as a partnership for federal and state income tax purposes and as such, is not subject to federal and state income taxes, except for the State of Texas for which Ranger LLC files with the Company. Accordingly, the portion of earnings attributable to noncontrolling interest is subject to tax when reported as a component of the noncontrolling interest’s taxable income.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2021, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2019, 2018, 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2021, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2021, there were no material tax impacts to the Condensed Consolidated Financial Statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.9 million as of September 30, 2021, where 50% of the deferral is due by December 31, 2021. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 13 — Loss per Share
Loss per share is based on the amount of net loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute loss per share were as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss (numerator):
Basic:
Net loss attributable to Ranger Energy Services, Inc.	$(5.6)	$(3.2)	$(15.8)	$(6.6)
Net loss attributable to Class A Common Stock	$(5.6)	$(3.2)	$(15.8)	$(6.6)

Diluted:
Net loss attributable to Ranger Energy Services, Inc.	$(5.6)	$(3.2)	$(15.8)	$(6.6)
Net loss attributable to Class A Common Stock	$(5.6)	$(3.2)	$(15.8)	$(6.6)

Weighted average shares (denominator):
Weighted average number of shares - basic	11,011,864	8,506,781	9,714,508	8,532,788
Weighted average number of shares - diluted	11,011,864	8,506,781	9,714,508	8,532,788

Basic loss per share	$(0.51)	$(0.38)	$(1.63)	$(0.77)
Diluted loss per share	$(0.51)	$(0.38)	$(1.63)	$(0.77)
During the three and nine months ended September 30, 2021 and 2020, the Company excluded approximately 1.1 million and 1.3 million of equity-based awards, respectively. For all periods presented in the table above, the Company excluded 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share. These items were excluded from the calculation of the loss per share, as the effect was anti-dilutive.
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
Segment information as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended September 30, 2021
Revenues	$29.9	$50.8	$1.0	$—	$81.7
Cost of services	25.1	48.4	0.5	—	74.0
Depreciation and amortization	4.1	3.6	0.6	0.4	8.7
Operating income (loss)	0.7	(1.2)	(0.1)	(7.5)	(8.1)
Interest expense, net	—	—	—	1.2	1.2
Net income (loss)	0.7	(1.2)	(0.1)	(8.5)	(9.1)
Capital expenditures	$2.2	$0.7	$0.1	$—	$3.0

	Nine Months Ended September 30, 2021
Revenues	$80.6	$86.1	$3.3	$—	$170.0
Cost of services	68.1	82.2	1.9	—	152.2
Depreciation and amortization	13.6	8.3	1.9	1.1	24.9
Operating income (loss)	(1.1)	(4.4)	(0.5)	(17.9)	(23.9)
Interest expense, net	—	—	—	2.5	2.5
Net income (loss)	(1.1)	(4.4)	(0.5)	(20.5)	(26.5)
Capital expenditures	$4.6	$1.8	$0.1	$—	$6.5

	As of September 30, 2021
Property and equipment, net	$106.8	$49.5	$35.7	$4.8	$196.8
Total assets	$200.6	$93.1	$36.2	$9.0	$338.9

	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	Three Months Ended September 30, 2020
Revenues	$14.5	$18.9	$1.2	$—	$34.6
Cost of services	12.3	14.0	0.3	—	26.6
Depreciation and amortization	4.6	2.7	0.7	0.4	8.4
Operating income (loss)	(2.4)	2.2	0.2	(5.0)	(5.0)
Interest expense, net	—	—	—	0.8	0.8
Net income (loss)	(2.4)	2.2	0.2	(5.7)	(5.7)
Capital expenditures	$0.2	$0.3	$0.1	$—	$0.6

	Nine Months Ended September 30, 2020
Revenues	$60.8	$79.9	$5.6	$—	$146.3
Cost of services	52.3	59.0	2.2	—	113.5
Depreciation and amortization	15.1	8.0	2.6	1.1	26.8
Operating income (loss)	(6.6)	12.9	0.8	(16.2)	(9.1)
Interest expense, net	—	—	—	2.7	2.7
Net income (loss)	(6.6)	12.9	0.8	(18.9)	(11.8)
Capital expenditures	$4.5	$2.0	$0.5	$0.3	$7.3

	As of December 31, 2020
Property and equipment, net	$115.8	$30.8	$37.7	$5.1	$189.4
Total assets	$154.3	$41.1	$38.4	$6.8	$240.6

Note 16 — Subsequent Events
Basic Energy Acquisition
On September 15, 2021, Ranger Energy Acquisition, LLC entered into an Asset Purchase Agreement for certain assets of the Basic Sellers, closing on October 1, 2021. The Company purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations, and rolling stock assets required to support the operating assets being purchased and real property locations inclusive of, but not limited to, real property owned in New Mexico, Oklahoma and Texas. The Company did not acquire any assets of Basic in the State of California or any assets of Basic’s water logistic assets. The Company paid $36.65 million in cash to Basic, subject to normal closing adjustments and assumed liabilities. The Basic Energy Acquisition will be accounted for using the acquisition method of accounting in accordance with ASC 805. The results of operations for the acquisition will be included in the accompanying Condensed Consolidated Statements of Operations from the acquisition date. The initial accounting for the Basic Energy Acquisition has not yet been completed.
Tax Receivable Agreement (“TRA”) Termination and Class B Common Stock Redemption
On October 1, 2021, in connection with the Basic Acquisition, pursuant to the Tax Receivable Termination and Settlement Agreement (the “TRA Termination Agreement”), dated as of September 10, 2021, certain stockholders of the Company redeemed outstanding units in Ranger LLC, and the Company redeemed the corresponding shares of its Class B Common Stock, in each case, for an equivalent number of shares of Class A Common Stock. The Company issued 376,185 shares of Class A Common Stock upon redemption of the Ranger LLC Units and Class B Common Stock pursuant to the TRA Termination Agreement were issued and sold in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. Following the redemptions, no shares of Class B Common Stock are issued and outstanding.
Series A Preferred Stock - Issuance
On October 1, 2021, the Company consummated the private placement under the Securities Purchase dated September 10, 2021, with certain accredited investors of 6.0 million shares of Series A Convertible Preferred Stock, (the “Preferred Stock”), in exchange for cash consideration in an aggregate amount of $42.0 million. The Preferred Stock will automatically convert into Class A Common Stock, following receipt of stockholder approval and effectiveness of the registration statement.

In connection with the issuance of the Preferred Stock, the Company received $42.0 million on September 30, 2021. The cash is included in restricted cash with a corresponding offset in other current liabilities within the Condensed Consolidated Balance Sheets.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Recent Events and Outlook
Patriot Well Solutions (“Patriot”) Acquisition
On May 14, 2021, the Company acquired all outstanding stock of Patriot, a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale.
As consideration for the Patriot Acquisition the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock and cash payments of $3.3 million, net of cash acquired. The financial results of Patriot are included in the Completion and Other Services reporting segment.
PerfX Wireline Services (“PerfX”) Acquisition
On July 8, 2021, the Company completed the acquisition of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX, the Company significantly expanded its scale and scope of the existing wireline business, which now includes production services. The financial results of PerfX are included in the Completion and Other Services reporting segment.
The aggregate consideration was $20.1 million, which included 1,000,000 shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that will be issued by the Company on the 12-month anniversary of the acquisition date.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur. The Company may elect to cure the forfeiture event through a cash payment to

XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled.
Basic Energy Acquisition
On September 15, 2021, Ranger Energy Acquisition, LLC, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries, closing on October 1, 2021. The Company purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations, and rolling stock assets required to support the operating assets being purchased and real property locations inclusive of, but not limited to, real property owned in New Mexico, Oklahoma and Texas. The Company paid $36.65 million in cash to Basic.
Coronavirus (“COVID-19”)
The outbreak of COVID-19 in the first quarter of 2020 and its continued spread across the globe has resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe decline in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The risks associated with the COVID-19 pandemic have impacted our workforce and the way we meet our business objectives. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020 and has continued through the third quarter ended September 30, 2021; however the full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the date hereof.

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
The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. In addition to the impact of the COVID-19 outbreak, in March 2020, OPEC, Russia and certain other oil producing states, commonly referred to as “OPEC Plus,” failed to agree on a plan to cut production of oil and natural gas. Subsequently, Saudi Arabia announced plans to increase production to record levels and reduce the prices at which they sell oil and, in turn, Russia responded with threats to also increase production. Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices through the year ended December 31, 2020. Since then, OPEC Plus has agreed to varying production levels in attempts to align production levels with demand as economies begin to reopen around the world. There can be no assurance that the future actions, or inaction, of OPEC Plus or other major oil producers will not have material effects on commodity prices.
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
The U.S. government has implemented a number of programs in the wake of the impacts of COVID-19, including the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.9 million as of September 30, 2021 under the CARES Act.
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
Results of Operations
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information.

	Three Months Ended
	September 30,		Variance
	2021	2020	$	%
Revenues
High specification rigs	$29.9	$14.5	$15.4	106%
Completion and other services	50.8	18.9	31.9	169%
Processing solutions	1.0	1.2	(0.2)	(17)%
Total revenues	81.7	34.6	47.1	136%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	25.1	12.3	12.8	104%
Completion and other services	48.4	14.0	34.4	246%
Processing solutions	0.5	0.3	0.2	67%
Total cost of services	74.0	26.6	47.4	178%
General and administrative	7.1	4.6	2.5	54%
Depreciation and amortization	8.7	8.4	0.3	4%
Total operating expenses	89.8	39.6	50.2	127%

Operating loss	(8.1)	(5.0)	(3.1)	62%

Other expenses
Interest expense, net	1.2	0.8	0.4	50%
Total other expenses	1.2	0.8	0.4	50%

Loss before income tax expense	(9.3)	(5.8)	(3.5)	60%
Tax (benefit) expense	(0.2)	(0.1)	(0.1)	100%
Net loss	$(9.1)	$(5.7)	$(3.4)	60%
Revenues. Revenues for the three months ended September 30, 2021 increased $47.1 million, or 136%, to $81.7 million from $34.6 million for the three months ended September 30, 2020. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended September 30, 2021 increased $15.4 million, or 106%, to $29.9 million from $14.5 million for the three months ended September 30, 2020. The increase in rig services revenue included an 70% increase in total rig hours to 51,200 for the three months ended September 30, 2021 from

30,200 for the three months ended September 30, 2020. The increased rig hours attributed to an 82% increase in rig utilization. The average revenue per rig hour increased 22% to $584 from $480 for the three months ended September 30, 2020.
Completion and Other Services. Completion and Other Services revenues for the three months ended September 30, 2021 increased $31.9 million, or 169%, to $50.8 million from $18.9 million for the three months ended September 30, 2020. The increase was attributable to our wireline business, which includes activity from the acquisitions of Patriot and PerfX during the three months ended September 30, 2021. The consolidated wireline activity accounted for approximately $30.8 million of the segment revenue increase, which includes $5.7 million and $27.9 million of revenue from Patriot and PerfX, respectively. The increase in wireline services revenue included a 239% increase in average active wireline units to twenty units for the three months ended September 30, 2021 from six units for the three months ended September 30, 2020.
Processing Solutions. Processing Solutions revenues for the three months ended September 30, 2021 decreased $0.2 million, or 17%, to $1.0 million from $1.2 million for the three months ended September 30, 2020. The decrease was primarily attributable to a decline in rental revenue related to our Mechanical Refrigeration Units (“MRU”). Our average MRU utilization for the three months ended September 30, 2021 and 2020, was 4% and 9%, respectively.
Cost of services (excluding depreciation and amortization). Cost of services for the three months ended September 30, 2021 increased $47.4 million, or 178%, to $74.0 million from $26.6 million for the three months ended September 30, 2020. As a percentage of revenue, cost of services was 91% and 77% for the three months ended September 30, 2021 and 2020, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended September 30, 2021 increased $12.8 million, or 104% to $25.1 million from $12.3 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in variable expenses, notably employee costs and repair and maintenance costs associated with an increase in operational activity. The cost increase corresponds with the increase in rig hours and revenues.
Completion and Other Services. Completion and Other Services cost of services for the three months ended September 30, 2021 increased $34.4 million, or 246%, to $48.4 million from $14.0 million for the three months ended September 30, 2020. The increase was attributable to an increase in the wireline business, which includes activity from the acquisitions of Patriot and PerfX, during the three months ended September 30, 2021. The consolidated wireline activity accounted for approximately $33.9 million of the segment cost of sales increase, which includes $5.8 million and $27.5 million of costs related to Patriot and PerfX. The increase was primarily attributable to an increase in variable expenses related to employee costs and direct material costs across all service lines.
Processing Solutions. Processing Solutions cost of services for the three months ended September 30, 2021 increased $0.2 million, or 67%, to $0.5 million from $0.3 million for the three months ended September 30, 2020. The increase was primarily attributable to increased employee costs and costs associated with ancillary equipment.
General & Administrative. General and administrative expenses for the three months ended September 30, 2021 increased $2.5 million, or 54%, to $7.1 million from $4.6 million. The increase during the three months ended September 30, 2021 is attributable to increased professional fees related to the acquisitions of PerfX and Basic.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2021 increased $0.3 million, or 4%, to $8.7 million from $8.4 million for the three months ended September 30, 2020. The increase is attributable to depreciation expense for fixed assets that were acquired during the three months ended September 30, 2021 associated with the Patriot and PerfX Acquisitions.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2021 increased $0.4 million, or 50%, to $1.2 million from $0.8 million for the three months ended September 30, 2020. The increase to net interest expense was attributable to the increased principal balance under the Credit Facility during the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, rig utilization and other analogous information.

	Nine Months Ended
	September 30,		Variance
	2021	2020	$	%
Revenues
High specification rigs	$80.6	$60.8	$19.8	33%
Completion and other services	86.1	79.9	6.2	8%
Processing solutions	3.3	5.6	(2.3)	(41)%
Total revenues	170.0	146.3	23.7	16%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	68.1	52.3	15.8	30%
Completion and other services	82.2	59.0	23.2	39%
Processing solutions	1.9	2.2	(0.3)	(14)%
Total cost of services	152.2	113.5	38.7	34%
General and administrative	16.8	15.1	1.7	11%
Depreciation and amortization	24.9	26.8	(1.9)	(7)%
Total operating expenses	193.9	155.4	38.5	25%

Operating loss	(23.9)	(9.1)	(14.8)	163%

Other expenses
Interest expense, net	2.5	2.7	(0.2)	(7)%
Total other expenses	2.5	2.7	(0.2)	(7)%

Loss before income tax expense	(26.4)	(11.8)	(14.6)	124%
Tax (benefit) expense	0.1	—	0.1	100%
Net loss	$(26.5)	$(11.8)	$(14.7)	125%
Revenues. Revenues for the nine months ended September 30, 2021 increased $23.7 million, or 16%, to $170.0 million from $146.3 million for the nine months ended September 30, 2020. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the nine months ended September 30, 2021 increased $19.8 million, or 33%, to $80.6 million from $60.8 million for the nine months ended September 30, 2020. The increase in rig services revenue included a 26% increase in total rig hours to 146,300 for the nine months ended September 30, 2021 from 117,200 for the nine months ended September 30, 2020. The increased rig hours attributed to a 29% increase in rig utilization. The average revenue per rig hour increased 6% to $551 from $518 for the nine months ended September 30, 2020.
Completion and Other Services. Completion and Other Services revenues for the nine months ended September 30, 2021 increased $6.2 million, or 8%, to $86.1 million from $79.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to our wireline business, which includes activity from the acquisitions of Patriot and PerfX during the nine months ended September 30, 2021. The wireline activity accounted for approximately $7.9 million of the segment revenue increase which includes $7.9 million and $27.9 million of revenue from Patriot and PerfX, respectively. The increase in wireline services revenue included a 57% increase in average active wireline units to eleven units for the nine months ended September 30, 2021 from seven units for the nine months ended September 30, 2020.
Processing Solutions. Processing Solutions revenues for the nine months ended September 30, 2021 decreased $2.3 million, or 41%, to $3.3 million from $5.6 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a decline in rental revenue related to our MRUs. Our average MRU utilization for the nine months ended September 30, 2021 and 2020, was 7% and 13%, respectively.
Cost of services (excluding depreciation and amortization). Cost of services for the nine months ended September 30, 2021 increase $38.7 million, or 34%, to $152.2 million from $113.5 million for the nine months ended September 30, 2020. As a percentage of revenue, cost of services was 90% and 78% for the nine months ended September 30, 2021 and 2020, respectively. The change in cost of services by segment was as follows:

High Specification Rigs. High Specification Rig cost of services for the nine months ended September 30, 2021 increased $15.8 million, or 30% to $68.1 million from $52.3 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in variable expenses, notably employee costs and repair and maintenance costs. Additionally, the increase corresponds with the increase in rig hours and revenues.
Completion and Other Services. Completion and Other Services cost of services for the nine months ended September 30, 2021 increased $23.2 million, or 39%, to $82.2 million from $59.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to the wireline business, which includes activity from the acquisition of Patriot and PerfX during the nine months ended September 30, 2021. The consolidated wireline activity accounted for approximately $23.1 million of the segment cost of services increase which includes $8.5 million and $27.5 million of costs related to Patriot and PerfX, respectively.
Processing Solutions. Processing Solutions cost of services for the nine months ended September 30, 2021 decreased $0.3 million, or 14%, to $1.9 million from $2.2 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a reduction in employee costs and costs associated with ancillary equipment rentals, corresponding with a decrease in revenue.
General & Administrative. General and administrative expenses for the nine months ended September 30, 2021 increased $1.7 million, or 11%, to $16.8 million from $15.1 million. During the nine months ended September 30, 2020, general and administrative expenses included a gain on debt retirement of $2.1 million related to the settlement of the ESCO Seller’s Notes. The increase is further attributable to increased professional fees related to the acquisitions of PerfX and Basic.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2021 decreased $1.9 million, or 7%, to $24.9 million from $26.8 million for the nine months ended September 30, 2020. The decrease is attributable to depreciation expense for fixed assets that were retired and disposed of during the trailing 12 months.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2021 decreased $0.2 million, or 7%, to $2.5 million from $2.7 million for the nine months ended September 30, 2020. The decrease to net interest expense was attributable to the reduction of the principal balance on our Encina Master Financing Agreement.
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

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended September 30, 2021
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$0.7	$(1.2)	$(0.1)	$(8.5)	$(9.1)
Interest expense, net	—	—	—	1.2	1.2
Income Tax expense	—	—	—	(0.2)	(0.2)
Depreciation and amortization	4.1	3.6	0.6	0.4	8.7
Equity based compensation	—	—	—	0.3	0.3
Loss on retirement of debt	—	—	—	0.2	0.2
Loss on disposal of property and equipment	—	—	—	—	—
Severance and reorganization costs	—	—	—	0.5	0.5
Acquisition related costs	—	—	—	0.8	0.8
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$4.8	$2.4	$0.5	$(4.4)	$3.3

	Three Months Ended September 30, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(2.4)	$2.2	$0.2	$(5.7)	$(5.7)
Interest expense, net	—	—	—	0.8	0.8
Income Tax expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	4.6	2.7	0.7	0.4	8.4
Equity based compensation	—	—	—	1.1	1.1
Loss on retirement of debt	—	—	—	—	—
Loss on disposal of property and equipment	0.2	0.1	—	—	0.3
Severance and reorganization costs	—	—	—	(0.4)	(0.4)
Acquisition related costs	—	—	—	—	—
Legal fees and settlements	—	—	—	—	—
Adjusted EBITDA	$2.4	$5.0	$0.9	$(3.9)	$4.4

	Variance ($)
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$3.1	$(3.4)	$(0.3)	$(2.8)	$(3.4)
Interest expense, net	—	—	—	0.4	0.4
Income Tax expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(0.5)	0.9	(0.1)	—	0.3
Equity based compensation	—	—	—	(0.8)	(0.8)
Loss on retirement of debt	—	—	—	0.3	0.3
Loss on disposal of property and equipment	(0.2)	—	—	—	(0.2)
Severance and reorganization costs	—	—	—	0.9	0.9
Acquisition related costs	—	—	—	0.8	0.8
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$2.4	$(2.5)	$(0.4)	$(0.5)	$(1.0)
Adjusted EBITDA for the three months ended September 30, 2021 decreased $1.0 million to $3.3 million from $4.4 million for the three months ended September 30, 2020. The change by segment was as follows:

High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2021 increased $2.4 million to $4.8 million from $2.4 million for the three months ended September 30, 2020, primarily due to increased revenues of $15.4 million, partially offset by a corresponding increase in cost of services of $12.8 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA for the three months ended September 30, 2021 decreased $2.5 million to $2.4 million from $5.0 million for the three months ended September 30, 2020, primarily due to increased revenues of $31.9 million, offset by an increase in cost of services of $34.4 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the three months ended September 30, 2021 decreased $0.4 million to $0.5 million from $0.9 million for the three months ended September 30, 2020, due to decreased revenues of $0.2 million, and increased cost of services of $0.2 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2021 decreased $0.5 million to a loss of $4.4 million from a loss of $3.9 million for the three months ended September 30, 2020. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2021
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(1.1)	$(4.4)	$(0.5)	$(20.5)	$(26.5)
Interest expense, net	—	—	—	2.5	2.5
Income Tax expense	—	—	—	0.1	0.1
Depreciation and amortization	13.6	8.3	1.9	1.1	24.9
Equity based compensation	—	—	—	2.1	2.1
Gain (loss) on retirement of debt	—	—	—	0.2	0.2
Gain (loss) on disposal of property and equipment	—	—	—	0.1	0.1
Severance and reorganization costs	—	—	—	(0.6)	(0.6)
Acquisition related costs	—	—	—	1.4	1.4
Legal fees and settlements	$—	$—	$—	$0.9	$0.9
Adjusted EBITDA	$12.5	$3.9	$1.4	$(12.7)	$5.1

	Nine Months Ended September 30, 2020
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$(6.6)	$12.9	$0.8	$(18.9)	$(11.8)
Interest expense, net	—	—	—	2.7	2.7
Income Tax expense	—	—	—	—	—
Depreciation and amortization	15.1	8.0	2.6	1.1	26.8
Equity based compensation	—	—	—	2.8	2.8
Gain (loss) on retirement of debt	—	—	—	(2.1)	(2.1)
Gain (loss) on disposal of property and equipment	0.2	0.1	—	(0.3)	—
Severance and reorganization costs	0.4	0.2	—	—	0.6
Acquisition related costs	—	—	—	—	—
Legal fees and settlements	$—	$—	$—	$—	$—
Adjusted EBITDA	$9.1	$21.2	$3.4	$(14.7)	$19.0

	Variance ($)
	High Specification Rigs	Completion and Other Services	Processing Solutions	Other	Total
	(in millions)
Net income (loss)	$5.5	$(17.3)	$(1.3)	$(1.6)	$(14.7)
Interest expense, net	—	—	—	(0.2)	(0.2)
Income Tax expense	—	—	—	0.1	0.1
Depreciation and amortization	(1.5)	0.3	(0.7)	—	(1.9)
Equity based compensation	—	—	—	(0.7)	(0.7)
Gain (loss) on retirement of debt	—	—	—	2.3	2.3
Gain (loss) on disposal of property and equipment	(0.2)	(0.1)	—	0.4	0.1
Severance and reorganization costs	(0.4)	(0.2)	—	(0.6)	(1.2)
Acquisition related costs	—	—	—	1.4	1.4
Legal fees and settlements	$—	$—	$—	$0.9	$0.9
Adjusted EBITDA	$3.4	$(17.3)	$(2.0)	$2.0	$(13.9)
Adjusted EBITDA for the nine months ended September 30, 2021 decreased $13.9 million to $5.1 million from $19.0 million for the nine months ended September 30, 2020. The change by segment was as follows:

High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2021 increased $3.4 million to $12.5 million from $9.1 million for the nine months ended September 30, 2020, primarily due to increased revenues of $19.8 million, partially offset by a corresponding increase in cost of services of $15.8 million.
Completion and Other Services. Completion and Other Services Adjusted EBITDA for the nine months ended September 30, 2021 decreased $17.3 million to $3.9 million from $21.2 million for the nine months ended September 30, 2020, primarily due to increase revenues of $6.2 million, partially offset by an increase in cost of services of $23.2 million.
Processing Solutions. Processing Solutions Adjusted EBITDA for the nine months ended September 30, 2021 decreased $2.0 million to $1.4 million from $3.4 million for the nine months ended September 30, 2020, primarily due to decreased revenues of $2.3 million, partially offset by a decrease in cost of services of $0.3 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2021 increased $2.0 million to a loss of $12.7 million from a loss of $14.7 million for the nine months ended September 30, 2020. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Completion and Other Services or Processing Solutions.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. As of September 30, 2021, we had total liquidity of $10.6 million, consisting of $2.8 million of cash on hand and availability under our Revolving Credit Facility of $7.8 million.
As of September 30, 2021, our borrowing base under the Revolving Credit Facility was $37.5 million compared to $10.4 million and $20.7 million as of September 30, 2020 and December 31, 2020, respectively, as a result of increased operational activity and accounts receivable balances. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “— Our Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in millions)
Net cash provided by operating activities	$23.4	$27.3	$(3.9)	(14)%
Net cash used in investing activities	(5.9)	(5.6)	(0.3)	(5)%
Net cash provided by financing activities	24.5	(25.2)	49.7	(197)%
Net change in cash	$42.0	$(3.5)	$45.5	(1,300)%
Operating Activities
Net cash provided by operating activities decreased $3.9 million to cash provided of $23.4 million for nine months ended September 30, 2021 compared to cash provided of $27.3 million for the nine months ended September 30, 2020. The change in cash flows from operating activities is primarily attributable to a decrease in gross margins and operating income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The use of working capital cash increased $12.4 million to cash generated of $20.8 million for the nine months ended September 30, 2021, compared to cash generated of $8.4 million for the nine months ended September 30, 2020.
Investing Activities
Net cash used in investing activities decreased $0.3 million from a use of cash of $5.6 million for the nine months ended September 30, 2020. The change in cash flows from investing activities is attributable to a significant reduction in capital expenditures during the trailing twelve months due to the economic events that took place in the industry.

Financing Activities
Net cash provided by financing activities increased $49.7 million from a use of cash of $25.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, new debt was added in connection with the PerfX Acquisition and the incremental revolving credit facility was utilized for working capital needs related to the newly acquired businesses. Additionally, during the nine months ended September 30, 2021, we entered into sale-leaseback transactions related to certain of our fixed assets.
Supplemental Disclosures
During the nine months ended September 30, 2021, the Company acquired Patriot and PerfX by issuing $16.4 million of Class A Common Stock and an $11.4 million Secured Promissory Note. Additionally, we entered into installment agreements, thereby increasing our current and long-term debt obligations by $1.4 million and added fixed assets of $1.1 million for finance leases and $0.1 million for capital expenditures, all of which were non-cash additions.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $0.7 million as of September 30, 2021, compared to $2.7 million as of December 31, 2020. The working capital has decreased due to the Revolving Credit Facility being classified as current maturities of long-term debt, partially offset by increased operational activity and working capital attributable to PerfX and Patriot. The Company’s Revolving Credit Facility will be classified as current maturities of long-term debt indefinitely.
Our Debt Agreements
Credit Facility
On August 16, 2017, Ranger Services, entered into a $50.0 million senior secured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Facility was subject to a borrowing base that was calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves.
The applicable margin for the LIBOR loans ranged from 1.5% to 2.0% and the applicable margin for Base Rate loans ranged from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The weighted average interest rate for the borrowings under the Credit Facility was 2.3% for the nine months ended September 30, 2021. The Credit Facility was extinguished as of September 30, 2021 in connection with the Eclipse Loan Security Agreement, which is described further below.
Encina Master Financing and Security Agreement
On June 22, 2018, the Company entered into a Master Financing and Security Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The Company received an aggregate of $40 million to acquire certain capital equipment. The Financing Agreement was secured by a lien on certain high-spec rig assets.
Borrowings under the Financing Agreement bore interest at a rate per annum equal to the sum of 8.0% plus LIBOR, which was 1.5% as of September 30, 2021. The outstanding balance of the Financing Agreement was paid in full as of September 30, 2021 in connection with the Eclipse Loan and Security Agreement. Please see below for further details.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent (the “Administrative Agent”) providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a Machinery and Equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). The Company capitalized fees of $2.7 million associated with the EBC Credit Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the EBC Credit Facility. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of September 30, 2021.
Revolving Credit Facility
The Revolving Credit Facility was drawn in part on September 27, 2021, to repay existing Credit Facility, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serves as collateral for the borrowings under the Revolving Credit Facility and is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. Therefore, the borrowings of the Revolving Credit Facility will be classified as current maturities of long-term debt indefinitely.
Under the Revolving Credit Facility, the total loan capacity was $37.5 million, which was based on a borrowing base certificate in effect as of September 30, 2021. The Company had outstanding borrowings of $29.7 million under the Revolving Credit Facility, leaving a residual $7.8 million available for borrowings as of September 30, 2021. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to 5% in excess of the LIBOR Rate and 4% in excess of the Base Rate through April 1, 2022. The weighted average applicable margin for the loan was 6.0% for the three months ended September 30, 2021.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $12.5 million where the monthly installments commence on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the loan was 9.0% for the three months ended September 30, 2021. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
On September 27, 2021, the M&E Term Loan Facility was drawn in full to repay existing Encina Master Financing Agreement and Credit Facility
Term Loan B
On October 1, 2021, the Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 12% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. As of September 30, 2021, the Term Loan B Facility was undrawn and on October 1, 2021, the Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility. Any principal amounts repaid may not be reborrowed.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of September 30, 2021, the aggregate principal balance outstanding was $10.7 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
During the three and nine months ended September 30, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of September 30, 2021, the aggregate principal balance outstanding under the Installment Agreements was $1.1 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
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
Tax Receivable Agreement (“TRA”)
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
On October 1, 2021, in connection with the Basis Acquisition, pursuant to the Tax Receivable Termination and Settlement Agreement, dated as of September 10, 2021, certain stockholders of the Company redeemed outstanding units in Ranger LLC, and the Company redeemed the corresponding shares of its Class B Common Stock, in each case, for an equivalent number of shares of Class A Common Stock. The shares of Class A Common Stock issued upon redemption of the Ranger LLC Units and Class B Common Stock pursuant to the TRA Termination Agreement were issued and sold in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. Following the redemptions, no shares of Class B Common Stock are issued and outstanding.
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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through September 30, 2021, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook.”
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of September 30, 2021, we had $29.7 million outstanding under our Revolving Credit Facility, with a weighted average interest rate of 6.0%. As of September 30, 2021, the aggregate principal balance outstanding under the M&E Term Loan was $12.5 million, with an interest rate of 9.0%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.3 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2021, the top three trade receivable balances represented approximately 12%, 12%, and 11%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 31%, 9% and 9%, respectively, of total High Specification Rig net accounts receivable. Within our Completion and Other Services segment, the top three trade receivable balances represented 20%, 17%, and 12%, respectively, of total Completion and Other Services net accounts receivable. Within our Processing Solutions segment, we have one customer with outstanding accounts receivables. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may experience difficulties in integrating acquired assets, including assets acquired in the Patriot Acquisition, the PerfX Acquisition and the Basic Acquisition, into our business and in realizing the expected benefits of an acquisition.
The success of an acquisition, if completed, will depend in part on our ability to realize anticipated business opportunities from combining acquired assets, including assets acquired in the Patriot Acquisition, the PerfX Acquisition and the Basic Acquisition, with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits, and could harm our financial performance. If we are unable to successfully or timely integrate acquired assets with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits, and our business, results of operations and financial condition could be materially and adversely affected.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2021.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 30, 2021	15,824	8.30	—	—
Total	15,824	$8.30	—	—
_________________________
(1)    Total number of shares repurchased during the third quarter of 2021 consists of 15,824 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the 2017 Plan.

Item 6. Exhibits
    The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
2.1†
Asset Purchase Agreement, dated July 8, 2021 by and among PerfX Wireline Services, LLC, Bravo Wireline, LLC, Ranger Energy Services, Inc., Charlie Thomas, Shelby Sullivan, Jeff Thomas and Jimmie Hayes (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021

2.2†
Asset Purchase Agreement dated as of September 15, 2021, by and among Ranger Energy Acquisition, LLC, Basic Energy Services, Inc., Basic Energy Services, L.P., C&J Well Services, Inc., Taylor Industries, LLC and KVS Transportation, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

2.3†
Closing Agreement and Amendment No. 1 to Asset Purchase Agreement, dated as of October 1, 2021, by and among Ranger Energy Acquisition, LLC, Basic Energy Services, Inc., Basic Energy Services, L.P., C&J Well Services, Inc., Taylor Industries, LLC and KVS Transportation Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

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
10.3+
Employment Agreement between Ranger Energy Services, LLC and William M. Austin (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on July 23, 2021)

10.4+
Employment Agreement, dated as of September 1, 2021, by and between Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.5+
Indemnification Agreement, dated as of September 1, 2021, by and between the Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.6
Debt, Commitment Letter, dated as of September 10, 2021, by and among RNGR Energy Services, LLC, Eclipse Business Capital, LLC and Eclipse Business Capital SPV, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 29, 2021).

10.7
Loan and Security Agreement, dated as of September 27, 2021, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital LLC, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on September 29, 2021).

10.8†
Securities Purchase Agreement entered into as of September 10, 2021, by and between Ranger Energy Services, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.9
Registration Rights Agreement made and entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., and each of the parties listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.10†
Voting Agreement, dated as of September 10, 2021, entered into by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.11
Tax Receivable Termination and Settlement Agreement entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on October 4, 2021).

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
+    Compensatory plan or arrangement.
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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	November 5, 2021
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)