Form 10-K
period 2021-12-31
Ranger Energy Services, Inc.
filed 2022-03-30
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38183
RANGER ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-5449572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10350 Richmond, Suite 550
Houston, Texas 77042
(713) 935-8900
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RNGR	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $50.4 million, based on the closing market price as reported on the New York Stock Exchange of $8.00. As of March 23, 2022, the Registrant had 18,671,361 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the volatility in global crude oil demand and prices for an uncertain period of time that may lead to a significant reduction of domestic crude oil and natural gas production;
•global or national health concerns, including pandemics such as the outbreak of Coronavirus (“COVID-19”);
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
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
Risks Related to our Operations
•the Novel Coronavirus (“COVID-19”) outbreak and its potential effect on business operations and financial conditions;
•reductions in capital spending within the oil and natural gas industry;
•the volatility of oil and natural gas pricing, as well as fuel conservation measures, impacting the supply and demand of oil and natural gas;
•significant capital expenditures that we may incur for new equipment as we grow our operations or as technological advances take place within the industry;
•the intense competition we face that may cause us to lose market share and could adversely affect our ability to market our services and expand our operations;
•difficulties we may have managing the growth of our business, which could adversely affect our financial condition and results of operations;
•our reliance upon a few large customers may adversely affect our revenues and operating results;
•customers may be forced to curtail or shut in production due to a lack of storage capacity;
•our reliance on a few key employees whose absence or loss could adversely affect our business;
•unsatisfactory safety performance may negatively affect our current and future customer relationships and, the extent we fail to retain existing customer or attract new customers, adversely impact our revenues;
•claims for personal injury and property damages, which could materially and adversely affect our financial condition, results of operations and prospects;
•Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ business; and
•interruptions, failures or attacks in our information technology systems.
Risks Related to our Ownership and Capital Structure
•difficulties in integrating acquired assets, including assets acquired in the Patriot Acquisition, the PerfX Acquisition and the Basic Acquisition, into our business and in realizing the expected benefits of an acquisition;
•difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements;
•certain restrictions under the terms of our Revolving Credit Facility on our ability to pay cash dividends;
•future issuance of additional Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us;
•we may issue additional preferred, the terms of which could adversely affect the voting power or value of our Class A Common Stock;
•we are an emerging growth company and/or a smaller reporting company, we will not be required to comply with certain reporting requirements that apply to other public companies;
•as a result of the delay in completing our financial statements relating to the acquisition of certain assets from Basic Energy, we are currently unable to register securities with the SEC;
•CSL Capital Management (“CSL”) and Bayou Wells Holdings Company, LLC (“Bayou Holdings”) and their respective affiliates are not limited in their ability to compete with us and they could benefit from corporate opportunities that might otherwise be available to us; and
•certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

PART I
Item 1. Business
Overview
Ranger Energy Services, Inc. (the “Company,”“Ranger,” “we,” “us” or “our”) is a provider of onshore high specification (“high-spec”) well service rigs, wireline services, and additional processing solutions and ancillary services in the United States. We provide an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well. Our focus has been positioning ourselves to serve a high-quality customer base by leveraging our young fleet, improving systems and streamlining processes, making Ranger an operator of choice for U.S. E&P companies that require completion and production services.
Our service offerings consist of well completion and maintenance support and wireline, which includes other complementary services, conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high-spec well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production and pump down lines of business.
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics hauling, processing solutions, as well as snubbing and coil tubing.
We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays. For further information related to our services and financial results of our operating segments, see “Part I, Item 1. Business—Our Segments,” “Part II, Item 7. Management Discussion and Analysis—Operating Results,” and “Part II, Item 8. Financial Statements and Supplementary Data—Note 16 — Segment Reporting.”
Organization
Ranger Inc. was incorporated as a Delaware corporation in February 2017. In conjunction with the initial public offering of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 (the “Offering”), and the corporate reorganization, we underwent in connection with the Offering, we  became a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), the subsidiaries through which it operates its assets. Through the consummation of the corporate reorganization, Ranger LLC is the sole managing member of, and is responsible for all operational, management and administrative decisions relating to, Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.

The following diagram indicates our ownership structure as of March 23, 2022:

Legacy Owners(1)(2)
(Class A Shares)
Public Shareholders(2)
(Class A Shares)
10,010,780 Class A Common Stock
52% Total Voting Power
9,133,147 Class A Common Stock
48% Total Voting Power
Ranger Energy Services, Inc.
(Ranger, Inc.)
(NYSE: RNGR)
RNGR Energy Services, LLC
(Ranger LLC)
Operating Subsidiaries

_________________________
(1)    CSL and Bayou Well Holdings Company, LLC (collectively the “Legacy Owners”) own the equity interests, where CSL holds a majority.
(2)    Inclusive of unvested restricted share awards.
Our Segments
We conduct our operations through multiple business lines that are organized into three reporting segments: High Specification Rigs, Wireline Services and Ancillary Services. Our services, when utilized in conjunction with one another, strategically enhance our operating footprint by creating operational efficiencies for our customers and allow us to capture a greater portion of their spending across the lifecycle of a well. The following provides additional detail on our reportable segments and the business lines within each segment.
As a result of three business combinations, coupled with executive management changes, the Company re-evaluated the reportable segments accordingly. During the fourth quarter of 2021, the Company bifurcated the legacy Completion and Other Services segment into Wireline Services and Ancillary Services, where the historical Processing Solutions segment has been consolidated into the Ancillary Services segment. Prior periods have been revised to conform to the current presentation.
High Specification Rigs
Our High Specification Rig segment provides high-spec well and complementary equipment and services to facilitate operations throughout the lifecycle of a well. We provide services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high‑spec well service rigs are designed to support U.S. horizontal well demands.
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
We currently have a fleet of 540 well service rigs, which we believe to be among the newest and most advanced in the industry and are considered to be high-spec rigs, with high operating horsepower (“HP”) (450 HP or greater) and tall mast heights (102 feet or higher).

HP Rating (1)	Mast Height	Mast Rating (2)	Number of High-Spec Rigs
550 — 600	112’ — 117’	250,000 — 300,000’	114
500	104’ — 108’	240,000 — 250,000’	301
450 — 475	102’ — 104’	200,000 — 250,000’	125
Total High-Spec Rigs			540
______________________
(1)    Per manufacturer or historical records obtained through acquisitions.
(2)    The mast ratings of our high-spec well service rigs complement their high operating HP and tall mast heights by allowing such rigs to safely support the higher weights associated with the long tubing strings used in long-lateral well completion operations and is measured in pounds.
Wireline Services
Our Wireline Services segment provides wireline completion and production services necessary to bring a well on production Our wireline services involve the use of wireline trucks equipped with a spool of cable that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment primarily for well completion, but also for well intervention, pipe recovery, plugging and abandonment purposes.
Our wireline services consist of the following:
•Production Services. Our wireline production and intervention services provide the information and the means to identify and resolve well production problems through our cased hole logging, perforating, mechanical, and pipe recovery services. Our cased hole logging services including cement bond evaluation, multi-arm calipers and ultrasonic logging services for casing and cement inspection. These are critical services to determine the integrity of the production casing, the cement outside of the production casing, and the production tubing. Our pipe recovery services are used to free drill pipe when it gets stuck in an open hole, or to cut tubing or casing for well intervention operations.

•Completion Services. Our wireline completion services are used primarily for pump down perforating operations to create perforations or entry holes through the production casing. These perforations are necessary to allow for hydraulic fracturing and producing from a hydrocarbon formation. In horizontal wellbores, the perforating guns are lowered into the vertical portion of the well and are then pumped out to the end of the horizontal wellbore. Then the perforating guns are detonated to perforate the casing and they are retrieved out of the well. This operation is typically repeated fifty to one hundred times to fully perforate, fracture and complete a one- or two-mile-long horizontal wellbore. Ranger uses innovative technologies to enable cleaner, safer, faster, and environmentally friendly operations.
•Pump Down. Our pumping services can be used during completion or intervention operations as a standalone service or in a comprehensive completion pump down perforating solution. Combining Ranger’s wireline perforating and pump down services maximizes operational efficiency through integrated safety, quality and communications systems. Our pumping services can be used during intervention operations for pressure testing casing, tubing and plugs, for injecting and pumping acid into the reservoir to stimulate production. Our pumping services can also be used in conjunction with our high-spec rigs or coiled tubing units to circulate composite frac plug cuttings, frac sand, and other debris out of the wellbore during completion operations. Ranger provides a range of high-pressure mobile pumps including the latest tier 4 emissions standards.
We have a fleet of 68 wireline units and four high-pressure pump trucks that are utilized in our wireline services. Our wireline services utilize high-pressure pump trucks to pump fracturing plugs and perforating guns into extended reach horizontal wells for pump down perforating completion purposes.
Processing Solutions and Ancillary Services
Our processing solutions and ancillary services, which are described below, are utilized in conjunction with our High Spec Rigs and Wireline Services to establish and enhance the productive life of a well. Specifically, in connection with the operations of our high‑spec well service rigs, we also maintain a supply of additional service and rental equipment, including accumulators, acid and frac tanks, motor vehicles, trailers, tractors, catwalks, cementing units, pipe racks, power swivels, ram block assemblies, fluid pumps and related items.
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
•Fluid Management Services. Our fluid management services utilizes transport trucks, pumps and other tools and equipment to control and separate completion fluids and to haul oilfield fluids used in production. These services consist of the hauling of oilfield fluids, including drilling mud, fresh water and saltwater used or produced in well drilling, completion and production. Additionally, we rent tanks to store such fluids at the wellsite.

•Processing Solutions. Our Processing Solutions services engage in the rental, installation, commissioning, start‑up, operation and maintenance of Mechanical Refrigeration Units (“MRU”), Nitrogen Gas Liquid (“NGL”) stabilizer units, NGL storage units and related equipment. Our Processing Solutions segment provides a range of proprietary, modular equipment for the processing of rich natural gas streams at the wellhead or central gathering points in basins where drilling and completion activity has outpaced the development of permanent processing infrastructure.
•Coil Tubing. Our coiled tubing services utilize coiled tubing units to perform well intervention and other production services on a well by injecting small diameter steel pipe, unwound from a reel, into an existing production string. Our coiled tubing services provide operators with a cost effective way to workover, drill, or convey tools in live, producing wells and other extended reach, high angle wellbores.
•Snubbing Services. Our snubbing services consist of using our snubbing units together with our well service rigs in order to perform well completion, workover or maintenance activities. Our snubbing services enable operators to safely run or remove pipe and other associated downhole tools into pressurized or highly deviated wellbores.
Other
We incur general corporate and administrative costs that are not attributable to any of the operating segments or business lines, which are reported as Other.  For further information regarding the results of operations for each segment, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data — Note 16 — Segment Reporting.”
Competition
We provide services in various geographic regions across the United States, which are highly competitive. Our competitors include many large and small oilfield service providers. Our largest competitors in the current market include Nine Energy Service, Inc., Forbes Energy Services Ltd., KLX Energy Services, and NexTier Oilfield Solutions, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.
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
Significant Customers
We have strong relationships with a broad customer base, including EOG Resources, Inc. (“EOG”), ConocoPhillips (“Conoco”) and Pioneer Natural Resources Company. During the years ended December 31, 2021 and 2020, EOG, accounted for approximately 15% and 21% of our consolidated revenues, respectively. Conoco accounted for approximately 10% of our consolidated revenues for the year ended December 31, 2021 and Concho Resources accounted for approximately 17% of our consolidated revenues for the year ended December 31, 2020. No other customers represented more than 10% of our consolidated revenues and for the years ended December 31, 2021 and 2020, our top five revenue generating customers represented approximately 42% and 57% of our consolidated revenues, respectively. We have a diverse portfolio of customers which included approximately 220 distinct customers that we served during 2021.
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
Human Capital
We combine our services offerings with a highly skilled and experienced workforce, enabling us to consistently deliver exceptional service while maintaining high health, safety and environmental standards. We invest in attracting, developing and retaining talented personnel and believe we have good relationships with our employees. Our personnel are dedicated to redefining services for our customers, driving new thinking, raising standards and rising to challenges. We believe that our efficient operational performance, executed at a high level of integrity, strong safety record and low leverage provides a competitive advantage. As of December 31, 2021, we had approximately 1,915 full-time and part-time employees and we hire independent contractors on an as-needed basis. We are not a party to collective bargaining agreements, nor did we have any unionized labor.
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
Many of these regulatory requirements, including New Source Performance Standards (“NSPS”) and Maximum Achievable Control Technology standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines and significantly increase our capital expenditures and operating costs, which could adversely impact our business. For example, in June 2016, the EPA published additional final rules establishing new emissions standards for methane and additional standards for Volatile Organic Compounds from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. In September 2020, the EPA finalized amendments which removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. Subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year. In addition, some of our customers may operate on federal or tribal lands, and are subject to further regulation, including by tribal authorities and the federal Bureau of Land Management (“BLM”). Potentially applicable regulations include EPA’s June 2016 Federal Implementation Plan (“FIP”) to implement the Federal Minor New Source Review Program on tribal lands for oil and gas production. The FIP creates a permit-by-rule process for minor sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and gas production. In April 2018, the EPA proposed revisions to reportedly streamline the FIP. Neither the FIP nor the revisions apply in areas of ozone non-attainment, except, as the result of a May 2019 rule, to the Indian country portion of the Uinta Basin Ozone Nonattainment Area. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions.
In November 2016, the BLM finalized a rule regulating the venting and flaring of natural gas, leak detection, air emissions from equipment, well maintenance and unloading, drilling and completions and royalties potentially owed for loss of such emissions from oil and natural gas facilities producing on federal and tribal leases. In September 2018, the BLM issued a final rule rescinding the agency’s 2016 methane rule. However, in July 2020 and October 2020, federal district courts in California and Wyoming, respectively, vacated these rules, and litigation is ongoing. President Biden has also published an executive order calling for the review and potential revision of the September 2018 rule. Because of the foregoing, methane requirements on federal land remain uncertain at this time. Compliance with this and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Moreover, our business could be materially affected if these or other similar requirements increase the cost of doing business for us and our customers, or reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain initiatives for climate change legislation to be proposed and passed into law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to substantially controversy in recent years; for more information, please see our regulatory disclosure “Air Emissions.” Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding individually-determined reduction goals every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, the impacts of these actions remain unclear at this time.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates for political office. These have included promises to pursue actions to limit emissions and curtail the production of oil and gas on federal land. For more information, see our regulatory disclosure titled “Hydraulic Fracturing.” Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing, as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.
There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve has issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission recently proposed new rules relating to the disclosure of a range of climate related risks. We are currently assessing this rule but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Additionally, the BLM finalized a rule in March 2015 establishing standards for hydraulic fracturing on federal and tribal lands, but subsequently repealed the rule in December 2017. Although these rulemakings have been rescinded, modified, or subjected to legal challenge, new or more stringent regulations may be promulgated by the Biden Administration. For example, in January 2021, President Biden issued an executive order suspending new leasing activities, but not operations under existing leases, for oil and gas exploration and production on non-Indian federal lands pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the federal court for the Western District of Louisiana issued a preliminary injunction against the leasing pause, in response to the executive order, the Department of Interior issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services. In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction and temporary or permanent bans on hydraulic fracturing in certain areas. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. State regulators may also take action to address concerns regarding induced seismicity. For example, in September 2021, the Texas Railroad Commission (“TRRC”) issued a notice to disposal well operators in the Gardendale Seismic Response Area near Midland, Texas to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18 month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other oilfield fluids may increase our customers’ costs or require them to suspend operations, which may adversely impact demand for our products and services.
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
State and Local Regulation
Our operations, and the operations of our customers, are subject to a variety of state and local environmental review and permitting requirements. Some states have state laws similar to major federal environmental laws and thus our operations are also subject to state requirements that may be more stringent than those imposed under federal law. For example, initiatives have been underway in the State of Colorado to limit or ban crude oil and natural gas exploration, development or operations. On April 16, 2019, the Governor of Colorado signed Senate Bill 19-181 (“SB 181”) into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (“COGCC”) to prioritize public health and environmental concerns in its decisions. In keeping with SB 181, COGCC has adopted comprehensive rule changes covering a variety of matters related to public health, safety, welfare, wildlife, and environmental resources. Most significantly, these rule changes establish more stringent setbacks (2,000-feet, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new and existing wells across the state, each subject to only limited exceptions. Some local communities have adopted , or are considering adopting, additional restrictions for oil and gas activities, such as requiring even greater setbacks. Additionally, on December 17, 2021, the Colorado Air Quality Control Commission adopted regulations aimed at curbing methane emissions from oil and gas operations to include setting methane emission limits per 1,000 barrels of oil equivalent produced, more frequent inspections, and limits on emissions during maintenance.
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
The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects and may increase our costs. Claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims. Similarly, our operations involve the storage, handling and use of explosives. Accidents resulting from the use of explosives in our operations could expose us to reputational risks and liability for damages or otherwise adversely impact our operations or the operations of our customers. Any such occurrences could have a material adverse effect on our operating results, financial condition and cash flows.
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
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact us, our customers’, and our suppliers’ operations. Such physical risks may result in damage to our customers’ facilities or otherwise adversely impact our operations, such as if facilities are subject to water use curtailments in response to drought, or demand for our customers’ products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may ultimately reduce demand for the products and services we provide. Such physical risks may also impact our suppliers, which may adversely affect our ability to provide our products and services. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.
A terrorist attack, armed conflict or civil unrest could harm our business.
The occurrence or threat of terrorist attacks in the United States or other countries, anti‑terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East or domestic civil unrest, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
The COVID-19 outbreak and its potential adverse effect on business operations and financial condition.
The outbreak of COVID-19 spread across the globe and was declared a public health emergency by the WHO and a National Emergency by the President of the United States in March of 2020. Significant progress has been made to combat COVID-19 and its multiple variants, however, it remains a global challenge and continues to have an impact on our financial results. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel, customer activity and third-party providers.
The COVID-19 pandemic resulted, and is likely to continue to result, in significant economic disruption and has, and will likely continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas and an oversupply of crude oil. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020, and have continued through the year ended December 31, 2021, however, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, newly discovered strains of the virus and uncertainty surrounding the vaccine supplies and implementation. At the time of this filing, cases of COVID-19 in the U.S. remain high, particularly in Texas, where we conduct significant operations.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. During the year ended December 31, 2020, the posted West Texas Intermediate (“WTI”) price for oil has ranged from a low of negative $37 per Barrel (“Bbl”) in April 2020. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations. During the second half of 2020, there was a partial recovery as the closing price of oil reached $49 per Bbl in December 2020. During the year ended December 31, 2021, the lowest price for oil was $47 per Bbl in January 2021, however increased significantly with the closing price of oil reaching a high of $85 per Bbl in October 2021.
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
Increasing competition for workers, as well as labor shortages, could adversely affect our business.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, increased competition for employees both within the oilfield service industry and the larger labor market, federal unemployment subsidies, including unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. Although we have not experienced any material labor shortages to date, we have observed an increasingly competitive labor market. The increasing competition for employees could result in higher compensation costs and difficulties in maintaining a capable workforce to operate our equipment. If we are unable to hire and retain employees, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor force, increased turnover, or labor cost inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently staff and operate our equipment, deploy additional assets to meet customer demand, and have other adverse effects on our results of operations and financial condition.
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
During the year ended December 31, 2021, EOG and Conoco, accounted for approximately 15% and 10% of our consolidated revenues, respectively. The table below presents the percentage of revenues, for each respective segment, from our top five customers for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
High Specification Rigs	47%	56%
Wireline Services	68%	100%
Processing Solutions and Ancillary Services	38%	44%
Consolidated	42%	57%
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
Unsatisfactory safety performance may negatively affect our current and future customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.
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
In November 2016, the BLM finalized a rule regulating the venting and flaring of natural gas, leak detection, air emissions from equipment, well maintenance and unloading, drilling and completions and royalties potentially owed for loss of such emissions from oil and natural gas facilities producing on federal and tribal leases. In September 2018, the BLM published a revised rule which rescinded and revised several components of the 2016 rule. However, in July 2020 and October 2020, federal district courts in California and Wyoming, respectively, vacated these rulemakings, and on January 20, 2021, President Biden published an executive order calling for the review and potential revision of the September 2018 rule. Because of the foregoing, methane requirements on federal land remain uncertain at this time.
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
In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. From time to time regulators develop and implement plans directing certain wells located in proximity to seismic incidents to restrict or suspend disposal well operations. For example, in September 2021, the TRRC issued a notice to disposal well operators in the Gardendale Seismic Response Area near Midland, Texas to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18 month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021. In addition, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal.
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
However, certain of our customers have operations on federal or tribal lands. The Biden Administration has announced that it is considering more stringent regulations for operations on such lands, and in January 2021, President Biden issued an executive order suspending new leasing activities, but not operations under existing leases, for oil and gas exploration and production on non-Indian federal lands pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the federal court for the Western District of Louisiana issued a preliminary injunction against the leasing pause, in response to the executive order, the Department of Interior issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services.
Various state and local governments have also implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction, and temporary or permanent bans on hydraulic fracturing in certain areas. For example, in April 2019, the State of Colorado adopted Senate Bill 19-181 which made sweeping changes to Colorado oil and gas law to include the adopting of rules to minimize emissions of methane and other air contaminants and the prioritization of public health and environmental concerns in decisions made by the COGCC. In keeping with these changes, in November 2020, COGCC made substantial revisions to several regulations concerning protections for public health, safety, welfare, wildlife, and environmental resources. For further information, see our disclosure “Part I, Item 1. Business — State and Local Regulations.” In addition, state and federal regulatory agencies have recently focused on a possible connection between the disposal of wastewater in underground injection wells and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In response to these concerns, regulators in some states are seeking to impose additional requirements on hydraulic fracturing fluid disposal practices, including restrictions on the operations of produced water disposal wells and imposing more stringent requirements on the permitting of such wells. For more information, see our regulatory disclosure titled “Hydraulic Fracturing.” The adoption and implementation of any new laws or regulations that restrict our customers’ ability to dispose of produced water could result in increased operating costs for the customer, which in turn could indirectly reduce demand for our services.
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
Our operations, and those of our customers, are subject to a series of risks arising from climate change.
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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to substantially controversy in recent years; for more information, please see our regulatory disclosure “Air Emissions.” Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement, requires member states to submit non-binding individually-determined reduction goals every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, the impacts of these actions remain unclear at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates for political office. These have included promises to pursue actions to limit emissions and curtail the production of oil and gas on federal land. For more information, see our regulatory disclosure titled “Hydraulic Fracturing.” Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing, as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.
There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in fossil-fuel related companies may elect in the future to shift some or all of their investments to other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve has issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
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
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact us, our customers’, and our suppliers’ operations. For more information, see our risk factor titled “Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”
Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. For more information, see our risk factor titled “Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change.”
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, we may announce various targets or product and service offerings in an attempt to improve our ESG profile. However, we cannot guarantee that we will be able to meet any such targets or that such targets or offerings will have the intended results on our ESG profile, including but not limited to as a result of unforeseen 27 costs, consequences, or technical difficulties associated with such targets or offerings. Also, despite any voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals or policies, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
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
We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems, and these systems are subject to risk associated with cyber incidents or attacks, especially originating from countries such as China, Russia, Iran, and North Korea as broadly reported in the media. Our technology systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber-attacks or information security breaches. These cyber security risks could disrupt our operations and result in downtime or the loss, theft, corruption or unauthorized release of intellectual property, proprietary information, customer and vendor data or other critical data, as well as result in higher costs to correct and remedy the effects of such incidents. Certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of such cyber-attacks.
Risks Related to Our Ownership and Capital Structure
Financial Leverage and Liquidity
We have debt obligations, and any additional future indebtedness, could adversely affect our financial condition.
As of December 31, 2021 and 2020 our total debt was $63.2 million and $25.2 million, respectively.
We may also incur additional indebtedness in the future. If we do so, the risks related to our level of debt could intensify. Our indebtedness could have adverse consequences, including:
•we may fail to comply with the various covenants in instruments governing any existing or future indebtedness;
•we may be unable to obtain financing in the future for working capital, capital expenditures, acquisitions, share repurchases, general corporate or other purposes;
•we may be unable to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
•we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, to the extent that we incur variable rate indebtedness; or
•we may be competitively disadvantaged compared to our competitors that have greater access to capital resources.

Our Revolving Credit Facility subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Revolving Credit Facility.
Our Revolving Credit Facility subjects us to significant financial and other restrictive covenants, such that our ability to comply with financial condition tests can be affected by events beyond our control, including economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. Further, the borrowing base of our Revolving Credit Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our Revolving Credit Facility. If we are unable to remain in compliance with the financial covenants of our Revolving Credit Facility, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
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
Our Revolving Credit Facility contains certain financial and other restrictive covenants, including a certain minimum fixed charge coverage ratio during certain testing periods. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the value of the Company’s eligible accounts receivable less certain reserves. The Revolving Credit Facility includes cash dominion provisions where the Administrative Agent sweeps cash daily from the Company’s bank accounts into an account of the Administrative Agent to repay the Company’s obligations under the Revolving Credit Facility.
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
We will continue to pursue selected, accretive acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:
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
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, the London Interbank Offered Rate (“LIBOR”) and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has selected an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate, or “SOFR.” Lenders are considering We are unable to predict the effect of the FCA Announcement or other reforms, whether currently enacted or enacted in the future. The outcome of reforms may result in increased interest expense to us. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Equity and Common Stock
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls, subject to any exemptions that we avail ourselves to under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company is working to remediate the material weakness in internal control over financial reporting and is taking steps to improve the internal control environment. Specifically, the Company is enhancing processes, and designing and implementing additional internal controls to properly account for complex transactions. Additionally, the Company is hiring additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures.

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

If we were to pay cash dividends in the future on our Class A Common Stock, our Revolving Credit Facility places certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
We have not paid any dividends since our inception to holders of our Class A Common Stock and currently intend to retain any future earnings to finance the growth of our business. Additionally, our Revolving Credit Facility places certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your Class A Common Stock at a price greater than you paid for it. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price that you paid for it.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock or preferred stock that is convertible into Class A Common Stock in subsequent public offerings. As of March 23, 2022, we had 18,671,361 shares of Class A Common Stock outstanding, which may be resold immediately in the public market, and 6,000,001 shares of preferred stock outstanding. The Legacy Owners and the Bridge Loan Lenders are parties to a registration rights agreement, which requires us to effect the registration of any shares of Class A Common Stock held by a Legacy Owner or Bridge Loan Lender or that a Legacy Owner or Bridge Loan Lender receives upon redemption of its shares of Class B Common Stock.
We cannot predict the size of future issuances of our Class A Common Stock or preferred stock convertible into Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A Common Stock.
We may issue additional preferred stock, the terms of which could adversely affect the voting power or value of our Class A Common Stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A Common Stock respecting dividends and distributions, as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock. For example, we may grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A Common Stock.

Risks Associated with Owning Our Common Stock
For as long as we are an emerging growth company and/or a smaller reporting company, we will not be required to comply with certain reporting requirements that apply to other public companies.
We are classified as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as a “smaller reporting company” under the Exchange Act. For as long as we are an emerging growth company (“EGC”), which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an EGC for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A Common Stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. The Company will lose its EGC status during the year ending December 31, 2022, as this will represent the fiscal year following the fifth anniversary of our initial Form S-1, which was filed in August 2017.
For as long as we are a smaller reporting company, we will have certain reduced disclosure requirements with the SEC, including the ability to provide two years of audited financial statements and corresponding Management's Discussion and Analysis disclosures. We will lose our EGC status at the end of that five-year period, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates, calculated as of the end of our most recently complete second fiscal quarter, exceeds $250 million. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.
To the extent that we rely on any of the exemptions available to EGC’s and/or SRC’s, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our Class A Common Stock to be less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.
As a result of the delay in completing the Rule 3-05 financial statements related to the Basic Energy acquisition, we are currently unable to register securities with the SEC.
This may adversely affect our ability to raise capital and the cost of raising future capital. As a result of the delay in completing the Rule 3-05 financial statements required by the Current Report on Form 8-K relating to the acquisition of certain assets of Basic, we have been, and remain, unable to register securities for sale by us or for resale by other security holders, which adversely affects our ability to raise capital. Additionally, following the filing of this Form 10-K we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. Should we wish to register the offer and sale of our securities to the public when we are ineligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase as a result of having to use Form S-1, making it more difficult to execute any such transaction quickly and successfully, and as a result potentially harming our financial condition.
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

CSL and Other Directors
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
CSL controls a large portion of our voting stock, and their interests may conflict with those of our other shareholders.
CSL and its affiliates beneficially own an aggregate of approximately 38% of the outstanding shares of our Common Stock. As long as CSL controls a large portion of our voting stock, it may be able to significantly influence the election of the Board of Directors and the outcome of all matters involving a shareholder vote. Moreover, CSL’s concentration of stock ownership may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant shareholder. CSL’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.
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
Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
Certain of our directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities) that are in the oil and natural gas industry. These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, these individuals may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our principal executive offices, which are located at 10350 Richmond, Suite 550, Houston, Texas 77042. As of December 31, 2021, we owned or leased maintenance facilities, yards and field offices around the U.S. and our material properties include the following:

Facility Location and Description	Size of Location		Leased / Owned	Lease Expiration
High Specification Rigs	(square feet)	(acres)
Milliken, Colorado	131,390	23.0	Leased	2036
Pleasanton, Texas	7,800	3.0	Owned	*
Hobbs, New Mexico	25,950	4.5	Owned	*
Andrews, Texas	13,000	9.0	Owned	*
Belfield, North Dakota	34,280	34.5	Owned	*
Big Spring, Texas	21,420	7.5	Owned	*
Denver City, Texas	23,000	60.4	Owned	*
Midland, Texas	14,000	16.7	Owned	*
Midland, Texas	47,000	25.9	Owned	*
Midland, Texas	20,330	11.0	Owned	*
Midland, Texas	23,010	8.0	Owned	*
Odessa, Texas	17,500	1.3	Owned	*
Wireline Services
Milliken, Colorado	131,390	23.3	Leased	2036
Midland, Texas	36,230	12.0	Leased	2027
_________________________
* Not applicable.
In addition to the properties listed above, we own and lease several smaller facilities, which generally have shorter terms. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Item 3. Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our business, liquidity position, financial condition, results of operations or prospects. We are, however, named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including employee‑related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisers and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available in the future at economical prices. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. Information regarding legal proceedings is presented in “Part II, Item 8. Financial Statements and Supplementary Data—Note 14 — Commitments and Contingencies.”
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholders' Matters and Issuer Purchases of Equity
Securities
Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR,” and there is no public market for our Class B Common Stock. We have a significant number of beneficial shareholders or shareholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, thereby increasing the number holders of record. As of March 23, 2022, there were approximately 50 and no shareholders of record of our Class A Common Stock and Class B Common Stock, respectively.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended December 31, 2021.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	5,460	$10.35
November 1, 2021 - November 30, 2021	1,926	10.00
December 1, 2021 - December 31, 2021	—	—
Total	7,386	$10.26	—	—
_________________________
(1)    Total number of shares repurchased in the fourth quarter of 2021 consists of 7,386 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.
Item 6. Selected Financial Data
Reserved.
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
Recent Events and Outlook
Business Combinations
Basic Energy Services, Inc. (“Basic”) Acquisition
On September 15, 2021, Ranger Energy Acquisition, LLC, entered into an Asset Purchase Agreement for certain assets of Basic, closing on October 1, 2021. The Company purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations and rolling stock assets required to support the operating assets being purchased and real property locations located in New Mexico, Oklahoma and Texas, among others. The material financial and operating results of Basic are included within the High Specification Rigs segment, and other immaterial results are included within the

Processing Solutions and Ancillary Services segment. Please see “—Results of Operations” below and “Part II—Item 8.—Note 3 — Business Combinations” for further information.
As consideration for the assets acquired, the Company paid $36.7 million in cash, where such cash was generated through the issuance of Series A Preferred Stock.
PerfX Wireline Services (“PerfX”) Acquisition
On July 8, 2021, the Company completed the acquisition of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX, the Company significantly expanded its scale and scope of the existing wireline business into production-related services through this acquisition. The financial results of PerfX are included in the Wireline Services reporting segment.
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
Patriot Well Solutions (“Patriot”) Acquisition
On May 14, 2021, the Company completed the acquisition of Patriot, a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale. The financial results of Patriot are included in the Wireline Services reporting segment.
As consideration for the Patriot Acquisition the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock and cash payments of $3.3 million, net of cash acquired.
Coronavirus (“COVID-19”)
During the year ended December 31, 2021 and through the issuance of these financial statements, significant progress has been made to combat COVID-19 and its multiple variants, however, it remains a global challenge and continues to have an impact on our financial results. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel, customer activity and third-party providers.
While commodity prices, as well as our stock price and operational activity, have improved during the year ended December 31, 2021, we expect this global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer.
The U.S. government implemented a number of programs in the early wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.1 million as of December 31, 2021 under the CARES Act, which will become due on December 31, 2022.
Internal Controls and Procedures
We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company is working to remediate the material weakness in internal control over financial reporting and is taking steps to improve the internal control environment. Specifically, the Company is enhancing processes, and designing and implementing additional internal controls to properly account for complex transactions. Additionally, the Company is hiring additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures.

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
How We Evaluate Our Operations
We provide services within the United States that are organized into three reporting segments, which include: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services, which are described below. The reportable segments have been categorized based on the nature of services provided in each line of business.
The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operational decisions and assess performance. The CODM evaluates operating performance based on multiple measures for each reportable segment. As a result of three business combinations, coupled with executive management changes, primarily the hiring of a new chief executive officer, in September 2021, the Company reevaluated its segment reporting. Based on that review, the Company updated the reportable segments according to how the CODM reviews the financial results during the fourth quarter.
The key financial metrics the CODM reviews for each reportable segment include: (i) Revenue, (ii) Cost of Services & Depreciation, (iii) Operating Income or Loss and (iv) Adjusted EBITDA, all of which are described further below.
As a result of three business combinations, coupled with executive management changes, the Company re-evaluated the reportable segments accordingly. During the fourth quarter of 2021, the Company bifurcated the legacy Completion and Other Services segment into Wireline Services and Ancillary Services, where the historical Processing Solutions segment has been consolidated into the Ancillary Services segment. Prior periods have been revised to conform to the current presentation.
Following such re-evaluation, our reporting segments include:
•High Specification Rigs. Provides high-spec well service rigs to facilitate operations throughout the life cycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our completion and production businesses.
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. The services primarily include logistics, equipment rentals, plug and abandonment and processing solutions.
•Other. Our Other segment represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.
Financial Metrics
How we Generate Revenue
Rig hours and stage counts, as it relates to our High Specification Rigs and Wireline Services segments, respectively, are important indicators of our activity levels and profitability. The stage count metric has become increasingly important with the update in our external reporting segments. Rig hours represent the aggregate number of hours that our well service rigs actively worked, whereas stage counts represent the number of completed stages during the periods presented. Generally, during the period our services are being provided, our customers are billed on an hourly basis for our high-spec rig services or, as it relates to our wireline services, they are billed upon the earlier of the completion of the well or on a monthly basis. The rates for such rig hours and completed wells at which the customer is billed is generally predetermined based upon a contractual agreement.
Costs of Conducting Our Business

The principal costs associated with conducting our business are personnel, repairs and maintenance, general and administrative, and depreciation expense.
Cost of Services. Our primary costs associated with our cost of services are related to personnel expenses, repairs and maintenance of our fixed assets and perforating and gun costs. A significant portion of these expenses are variable, and therefore typically managed, based on industry conditions and demand for our services. Further, there is generally a correlation between our revenues generated and personnel and repairs and maintenance costs, which are dependent upon the operational activity.
Personnel costs associated with our operational employees represent a significant cost of our business. A substantial portion of our labor costs is attributable to our field crews and is partly variable based on the requirements of specific customers. A key component of personnel costs relates to the ongoing training of our employees, which improves safety rates and reduces attrition.
General & Administrative. As described above general and administrative expenses are corporate in nature and are included within the Other segment. These costs are not attributable to any of our lines of businesses nor reporting segments.
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenues less cost of services and depreciation expense. We believe this is a key financial metric as it provides insight on profitability and operational performance based on the historical cost basis of our assets.
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

Results of Operations
The Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for how we measure our operating results and key performance indicators. The significant increases in operational activity, across all segments, as well as corporate-related expenses, are related to the business combinations that took place, coupled with increased crude oil pricing and demand for our services during the year ended December 31, 2021, as described in “—Recent Events and Outlook.” During the fourth quarter 2021, the Company re-evaluated its reporting segments and bifurcated the legacy Completions and Other Services segment into Wireline Services, Processing Solutions and Ancillary Services. As such, prior period amounts were recast to conform with the new segment reporting presentation. The information presented below is in millions.

	Year Ended December 31,		Variance
	2021	2020	$	%
Revenues
High specification rigs	$140.1	$82.5	$57.6	70%
Wireline Services	117.9	79.0	38.9	49%
Processing Solutions and Ancillary Services	35.1	26.3	8.8	33%
Total revenues	293.1	187.8	105.3	56%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	118.8	71.5	47.3	66%
Wireline Services	115.6	57.0	58.6	103%
Processing Solutions and Ancillary Services	28.9	19.4	9.5	49%
Total cost of services	263.3	147.9	115.4	78%
General and administrative	33.5	22.1	11.4	52%
Depreciation and amortization	36.8	35.0	1.8	5%
Total operating expenses	333.6	205.0	128.6	63%

Operating income (loss)	(40.5)	(17.2)	(23.3)	135%

Other income and expenses
Interest expense, net	4.8	3.4	1.4	41%
(Gain) loss on debt retirement	0.2	(2.1)	2.3	(110)%
Gain on bargain purchase	(37.2)	—	(37.2)	100%
Total other income and expenses	(32.2)	1.3	(33.5)	(2,577)%

Income (loss) before income tax expense	(8.3)	(18.5)	10.2	(55)%
Income tax expense	(6.2)	—	(6.2)	100%
Net income (loss)	$(2.1)	$(18.5)	$16.4	(89)%
Revenues. Revenues increased $105.3 million, or 56%, to $293.1 million for the year ended December 31, 2021 from $187.8 million for the year ended December 31, 2020. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues increased $57.6 million, or 70%, to $140.1 million for the year ended December 31, 2021 from $82.5 million for the year ended December 31, 2020. The increased rig services revenue included a 61% increase in total rig hours to 257,900 for the year ended December 31, 2021 from 160,300 for the year ended December 31, 2020. The average revenue per rig hour increased 6% to $543 compared to $514 for the year ended December 31, 2020. Of the total segment revenue increase, $29.5 million is attributable to the assets acquired in the Basic Acquisition. The increase in revenue, rig hours and average revenue per rig hour is also related to increased crude oil pricing and industry activity.
Wireline Services. Wireline Services revenues increased $38.9 million, or 49%, to $117.9 million for the year ended December 31, 2021 from $79.0 million for the year ended December 31, 2020. The increased wireline services revenue was primarily attributable to completion services which included a 96% increase in completed stage count to 27,200 for the year ended December 31, 2021 from 13,900 for the year ended December 31, 2020. The increase in wireline services revenue included a 229% increase in average active wireline units to 23 units from seven units for the year ended December 31, 2020. Of the segment revenue increase, $55.5 million and $11.6 million is attributable to the assets acquired in the PerfX and Patriot Acquisitions, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenues increased $8.8 million, or 33%, to $35.1 million for the year ended December 31, 2021 from $26.3 million for the year ended December 31, 2020. Of the total segment revenue increase, $8.5 million is attributable to the Basic Acquisition.
The increase in processing solutions and ancillary services is primarily attributable to a $5.5 million increase in both of our equipment rentals and plugging and abandonment services to $7.4 million and $7.3 million, respectively.
Cost of services. Cost of services (exclusive of depreciation and amortization) increased $115.4 million, or 78%, to $263.3 million for the year ended December 31, 2021 from $147.9 million for the year ended December 31, 2020. As a percentage of revenue, cost of services was approximately 89% and 78% for the years ended December 31, 2021 and 2020. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services increased $47.3 million, or 66%, to $118.8 million for the year ended December 31, 2021 from $71.5 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in variable expenses, notably employee costs and repair and maintenance costs, which amounted to $29.0 million and $4.3 million, respectively. Additionally, the increase corresponds with the increase in rig hours and revenues. Of the segment cost of services increase, $22.3 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services increased $58.6 million, or 103%, to $115.6 million for the year ended December 31, 2021 from $57.0 million for the year ended December 31, 2020. The increase was primarily attributable to increased employee costs due to the acquisitions of PerfX and Patriot, and, to a lesser extent, maintenance costs. Of the total segment cost of services increase, $29.1 million and $5.5 million is attributable to the assets acquired in the PerfX and Patriot Acquisitions, respectively, whereas the increased maintenance costs amounted to $5.9 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services increased $9.5 million, or 49%, to $28.9 million for the year ended December 31, 2021 from $19.4 million for the year ended December 31, 2020. The increase was primarily attributable to increased variable employee costs with the upturn of operational activity, which amounted to $5.0 million. Of the segment cost of services increase, $7.6 million is attributable to the Basic Acquisition.
General and administrative. General and administrative expenses increased $11.4 million, or 52%, to $33.5 million for the year ended December 31, 2021 from $22.1 million for the year ended December 31, 2020. The increase in general and administrative expenses is primarily due to corporate employee costs and increased professional fees during the year ended December 31, 2021. The increased professional fees included $8.6 million of costs associated with the acquisitions of Patriot, PerfX and Basic and $3.8 million related to the termination of the tax receivable agreement during the year ended December 31, 2021.
Depreciation and amortization. Depreciation and amortization increased $1.8 million, or 5%, to $36.8 million for the year ended December 31, 2021 from $35.0 million for the year ended December 31, 2020. The increase was attributable to assets acquired through the business combinations during the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the last half of the year ended December 31, 2020.
Gain (loss) on debt retirement. Gain on debt retirement decreased $2.3 million, or 110%, to a loss of 0.2 million for the year ended December 31, 2021, which is attributable to the settlement of the ESCO Seller’s Notes during the year ended December 31, 2021.
Gain on bargain purchase. Gain on bargain purchase increased $37.2 million, or 100%, to a gain of $37.2 million for the year ended December 31, 2021, which is attributable to the Basic Acquisition during the year ended December 31, 2021.
Interest expense, net. Net interest expense increased $1.4 million, or 41%, to $4.8 million for the year ended December 31, 2021 from $3.4 million for the year ended December 31, 2020. The increase to net interest expense was attributable to increased principal balances on our Revolving Credit Facility (as defined below), coupled with higher interest rates on each tranche of the Loan and Security Agreement that closed on September 27, 2021.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with generally accepted accounting principles in the United States (“US GAAP”). We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, gain or loss on retirement of debt, gain or loss on disposal of property and equipment, severance and reorganization costs, acquisition-related costs, legal fees and settlements, TRA termination expense, allowance for AR write-offs, and gain on bargain purchase.
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
The Year Ended December 31, 2021 compared to The Year Ended December 31, 2020

	Year Ended December 31, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$37.0	$(5.8)	$0.3	$(33.6)	$(2.1)
Interest expense, net	—	—	—	4.8	4.8
Income tax benefit	—	—	—	(6.2)	(6.2)
Depreciation and amortization	21.5	8.1	5.9	1.3	36.8
Equity based compensation	—	—	—	3.2	3.2
Gain (loss) on retirement of debt	—	—	—	0.2	0.2
Gain (loss) on disposal of property and equipment	—	—	—	(1.1)	(1.1)
Severance and reorganization costs	—	—	—	(0.4)	(0.4)
Acquisition related costs	—	—	—	8.6	8.6
Legal fees and settlements	—	—	—	0.9	0.9
TRA termination expense	—	—	—	3.8	3.8
Allowance for AR write-off	—	—	—	1.5	1.5
Gain on bargain purchase, net of tax	(37.2)	—	—	—	(37.2)
Adjusted EBITDA	$21.3	$2.3	$6.2	$(17.0)	$12.8

	Year Ended December 31, 2020
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$(9.2)	$16.4	$(0.9)	$(24.8)	$(18.5)
Interest expense, net	—	—	—	3.4	3.4
Income tax benefit	—	—	—	—	—
Depreciation and amortization	20.2	5.6	7.8	1.4	35.0
Equity based compensation	—	—	—	3.7	3.7
Gain (loss) on retirement of debt	—	—	—	(2.1)	(2.1)
Gain (loss) on disposal of property and equipment	0.6	(0.2)	—	(0.3)	0.1
Severance and reorganization costs	0.4	0.2	—	—	0.6
Acquisition related costs	—	—	—	—	—
Legal fees and settlements	—	—	—	—	—
TRA termination expense	—	—	—	—	—
Allowance for AR write-off	—	—	—	—	—
Wireline cost of sales	—	—	—	—	—
Gain on bargain purchase, net of tax	—	—	—	—	—
Adjusted EBITDA	$12.0	$22.0	$6.9	$(18.7)	$22.2

	$ Variance
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$46.2	$(22.2)	$1.2	$(8.8)	$16.4
Interest expense, net	—	—	—	1.4	1.4
Income tax benefit	—	—	—	(6.2)	(6.2)
Depreciation and amortization	1.3	2.5	(1.9)	(0.1)	1.8
Equity based compensation	—	—	—	(0.5)	(0.5)
Gain (loss) on retirement of debt	—	—	—	2.3	2.3
Gain (loss) on disposal of property and equipment	(0.6)	0.2	—	(0.8)	(1.2)
Severance and reorganization costs	(0.4)	(0.2)	—	(0.4)	(1.0)
Acquisition related costs	—	—	—	8.6	8.6
Legal fees and settlements	—	—	—	0.9	0.9
TRA termination expense	—	—	—	3.8	3.8
Allowance for AR write-off	—	—	—	1.5	1.5
Wireline cost of sales	—	—	—	—	—
Gain on bargain purchase, net of tax	(37.2)	—	—	—	(37.2)
Adjusted EBITDA	$9.3	$(19.7)	$(0.7)	$1.7	$(9.4)
Adjusted EBITDA for the year ended December 31, 2021 decreased $9.4 million to $12.8 million from $22.2 million for the year ended December 31, 2020. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA increased $9.3 million to $21.3 million from $12.0 million primarily due to an increase in revenues of $57.6 million partially offset by a corresponding increase in cost of services of 47.3 million.
Wireline Services. Wireline Services Adjusted EBITDA decreased $19.7 million to $2.3 million from $22.0 million due to an increase in revenues of $38.9 million partially offset by a corresponding increase in cost of services of $58.6 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA decreased $0.7 million to $6.2 million from $6.9 million due to an increase in revenue of $8.8 million partially offset by a corresponding increase in cost of services of $9.5 million.

Other.  Other Adjusted EBITDA increased for the year ended December 31, 2021 to a loss of $17.0 million from a loss $18.7 million due to increased general and administrative expenses, which was related to increased employee costs and professional fees. The balances included in Other reflect the general and administrative costs, interest expense, net and tax expense or benefit not directly attributable to any of our Segments.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Historically, our primary sources of liquidity have been cash generated from operations and borrowings under our Credit Facility. During the year ended December 31, 2021, we refinanced all of our outstanding debt and as of December 31, 2021, we had total liquidity of $18.6 million, consisting of $0.6 million of cash on hand and availability under our Revolving Credit Facility of $18.0 million.
As of December 31, 2021, our borrowing base, under the Credit Facility, increased to $45.0 million, compared to $20.7 million as of December 31, 2020, as a result of increased operational activity, and accounts receivable, during the period. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “—Our Debt Obligations.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Year Ended December 31,		Variance
	2021	2020	$	%
	(in millions)
Net cash (used in) provided by operating activities	$(39.4)	$25.5	$(64.9)	(255)%
Net cash used in investing activities	(36.4)	(5.4)	(31.0)	(574)%
Net cash (used in) provided by financing activities	73.6	(24.2)	97.8	404%
Net change in cash	$(2.2)	$(4.1)	$1.9	46%
Operating Activities
Net cash flows from operating activities decreased $64.9 million to cash used of $39.4 million for the year ended December 31, 2021 compared to cash generated of $25.5 million for the year ended December 31, 2020. The change in cash flows provided by operating activities is attributable to the bargain purchase of $37.2 million related to the Basic Acquisition. Also included were cash payments related to accounts payable and accrued expenses, partially offset by cash receipts related to our accounts receivable. Cash used from working capital decreased to $38.6 million for the year ended December 31, 2021 from cash generated of $4.0 million for the year ended December 31, 2020.
the bargain purchase related to the Basic Acquisition accounted for $37.2 million of the decline.
Investing Activities
Net cash used in investing activities increased $31.0 million to a use of $36.4 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020. The change in cash flows used in investing activities is attributable to the cash used for the acquisition of Basic and Patriot assets. To a lesser extent, during the year ended December 31, 2020, there was a significant reduction to capital expenditures in response to the severe economic events that had taken place.
Financing Activities
Net cash flows from financing activities increased $97.8 million, or 404%, to cash provided of $73.6 million for the year ended December 31, 2021 compared to cash used of $24.2 million for the year ended December 31, 2020. The change in cash flow is attributable to $42 million of capital raised for the issuance of the Series A Preferred Stock, which was used to finance the purchase of the Basic assets. Additionally, with the refinancing of our debt, there were net increased borrowings under our Credit Facilities of $19.5 million and additional net borrowings of $22.4 million under Term Loans. The Company received $15.6 million from sale-leaseback transactions, all of which were partially offset by recurring debt payments related to Encina of $17.7 million and finance lease obligations of $5.4 million.
Supplemental Cash Flow Disclosures
During the year ended December 31, 2021, the Company acquired Patriot and PefX by issuing $16.4 million of Class A Common Stock and $11.4 million Secured Promissory Note. Additionally, the Company entered into installment agreements, thereby increasing our current and long-term debt obligations by $1.5 million and added fixed assets of $1.6 million for finance leases, all of which were non-cash additions.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $2.5 million and $2.7 million as of December 31, 2021 and 2020, respectively. The reduction in the Company’s operational activity is due to the timing of cash receipts and payments as described above.
Our Debt Agreements
Credit Facility
On August 16, 2017, Ranger, LLC entered into a $50.0 million senior secured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Facility was subject to a borrowing base that was calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves.
The applicable margin for LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger LLC’s average excess availability under the Credit Facility. The weighted average interest rate for the borrowings under the Credit Facility was 2.3% for the year ended December 31, 2021. The Credit Facility was extinguished as of September 30, 2021 in connection with the Eclipse Loan Security Agreement, which is described further below.
Encina Master Financing and Security Agreement
June 22, 2018, the Company entered into a Financing Agreement (the “Financing Agreement”) with Encina Equipment Finance SPV, LLC (the “Lender”). The Company received an aggregate of $40 million to acquire certain capital equipment. The Financing Agreement was secured by a lien on certain high-spec rig assets.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus LIBOR, subject to a floor of 1.5%. As of December 31, 2021, LIBOR was 1.5%. The outstanding balance of the Financing Agreement was paid in full as of September 30, 2021 in connection with the Eclipse Loan and Security Agreement. Please see below for further details.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). The Company capitalized fees of $2.7 million associated with the EBC Credit Facility, which are included in the Consolidated Balance Sheets as a discount to the EBC Credit Facility. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Consolidated Statement of Operations. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of December 31, 2021.

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
Under the Revolving Credit Facility, the maximum borrowing capacity was $45.0 million, which was based on a borrowing base certificate in effect as of December 31, 2021. The Company had outstanding borrowings of $27.0 million under the Revolving Credit Facility, leaving a residual $18.0 million available for borrowings as of December 31, 2021. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to 5% in excess of the LIBOR Rate and 4% in excess of the Base Rate through April 1, 2022. The weighted average applicable margin for the loan was 5.1% for the three months ended December 31, 2021.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $12.5 million where the monthly installments commence on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the loan was 8.1% for the three months ended December 31, 2021. The Financing Agreement is secured by a lien on certain high-spec rig assets. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
On September 27, 2021, the M&E Term Loan Facility was drawn in full to repay existing Encina Master Financing Agreement and Credit Facility.
Term Loan B
On October 1, 2021, the Term Loan B, was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 12% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The Financing Agreement is secured by a lien on certain Basic acquired assets. On October 1, 2021, Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of December 31, 2021 the principal balance outstanding was $12.4 million. Any principal amounts repaid may not be reborrowed.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of December 31, 2021, the aggregate principal balance outstanding was $10.4 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
During the three and twelve months ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of December 31, 2021, the aggregate principal balance outstanding under the Installment Agreements was $1.0 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
ESCO Notes Payable
In connection with the initial public offering (the “Offering”) and the ESCO Leasing, LLC (“ESCO”) acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of Seller’s Notes as partial consideration for the

ESCO acquisition. These notes included a note for $5.8 million, which was settled in March 2020. During the year ended December 31, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, in full, and recognized a gain on the retirement of debt of $2.1 million, which is included in the Consolidated Statement of Operations within General and administrative expenses.
Future Cash Obligations
Our operating cash requirements, scheduled debt and finance lease repayments and interest payments for the fiscal year 2022 are expected to be funded through current cash and cash to be provided from operating activities. We will obtain additional funding from our Revolving Credit Facility on an as needed basis. The table below presents our current significant cash requirements over the next five years.

	Total	2022	2023	2024	2024	2026
	(in millions)
Debt obligations (1)	$68.7	$50.0	$6.1	$6.7	$5.9	$—
Finance lease obligations (1)	14.6	7.2	3.7	1.5	1.1	1.1
Operating lease obligations(2)	9.3	2.6	1.4	1.4	1.4	2.5
Total	$92.6	$59.8	$11.2	$9.6	$8.4	$3.6
_________________________
(1)    Debt and finance lease obligations include estimated interest to be paid in future periods.
(2)    In addition to our right-of-use asset obligation, the operating leases include our obligations for contracts with terms of less than 12 months.
Critical Accounting Estimates and Policies
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
Assets Acquired and Liabilities Assumed in Business Combinations

Policy description
The Company accounts for its business combinations under the provisions of Accounting Standards Codification Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.
Judgements and assumptions
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable. However, a change in facts and circumstances as of the acquisition date can result in subsequent adjustments during the measurement period, but no later than one year from the acquisition date.
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
The Company is an “emerging growth company” as defined in the JOBS Act. The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. The Company will lose its EGC status on December 31, 2022, as this will represent the last day of the fiscal year following the fifth anniversary of our first Form S-1, which was filed in August 2017.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Revolving Credit Facility and our Term Loans. As of December 31, 2021, we had $27.0 million outstanding under our Revolving Credit Facility, with a weighted average interest rate of 5.1%. As of December 31, 2021, the aggregate principal balance outstanding under the M&E Term Loan was $12.5 million, with an interest rate of 8.1%. As of December 31, 2021, the aggregate principal balance outstanding under the Term Loan B was $12.4 million, with an interest rate of 12.1%. A hypothetical 1.0% increase or decrease in the weighted average interest rates would cause our interest expense to fluctuate by approximately $0.5 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes.
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
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2021, the top three trade net receivable balances represented 8%, 6% and 6%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three net trade receivable balances represented 16%, 9% and 8%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three net trade receivable balances represented 14%, 14% and 10%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 11%, 11% and 7%, respectively, of total Proessing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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

Item 8. Financial Statements and Supplementary Data
RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of
Ranger Energy Services, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranger Energy Services, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Houston, Texas
March 30, 2022

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$0.6	$2.8
Accounts receivable, net	80.8	25.9
Contract assets	13.0	1.1
Inventory	2.5	2.3
Prepaid expenses	8.3	3.6
Total current assets	105.2	35.7

Property and equipment, net	270.6	189.4
Intangible assets, net	7.8	8.5
Operating leases, right-of-use assets	6.8	5.8
Other assets	2.7	1.2
Total assets	$393.1	$240.6

Liabilities and Stockholders' Equity
Accounts payable	$20.7	$10.5
Accrued expenses	30.3	9.3
Other financing liability, current portion	2.2	—
Long-term debt, current portion	44.1	10.0
Other current liabilities	5.4	3.2
Total current liabilities	102.7	33.0

Operating leases, right-of-use obligations	5.8	5.2
Other financing liability	12.5	—
Long-term debt, net	18.4	14.5
Other long-term liabilities	5.0	3.1
Total liabilities	144.4	55.8

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; 6,000,001 Series A shares issued and outstanding as of December 31, 2021; no shares issued and outstanding as of December 31, 2020	0.1	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 18,981,172 shares issued and 18,429,344 shares outstanding as of December 31, 2021; 9,093,743 shares issued and 8,541,915 shares outstanding as of December 31, 2020	0.2	0.1
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares and 6,866,154 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	0.1
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of both December 31, 2021 and 2020	(3.8)	(3.8)
Accumulated deficit	(8.0)	(18.4)
Additional paid-in capital	260.2	123.9
Total controlling stockholders' equity	248.7	101.9
Noncontrolling interest	—	82.9
Total stockholders' equity	248.7	184.8
Total liabilities and stockholders' equity	$393.1	$240.6
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenues
High specification rigs	$140.1	$82.5
Wireline services	117.9	79.0
Processing solutions and ancillary services	35.1	26.3
Total revenues	293.1	187.8

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	118.8	71.5
Wireline services	115.6	57.0
Processing solutions and ancillary services	28.9	19.4
Total cost of services	263.3	147.9
General and administrative	33.5	22.1
Depreciation and amortization	36.8	35.0
Total operating expenses	333.6	205.0

Operating loss	(40.5)	(17.2)

Other income and expenses
Interest expense, net	4.8	3.4
(Gain) loss on debt retirement	0.2	(2.1)
Gain on bargain purchase, net of tax	(37.2)	—
Total other income and expenses	(32.2)	1.3

Loss before income tax expense	(8.3)	(18.5)
Income tax benefit	(6.2)	—
Net loss	(2.1)	(18.5)
Less: Net loss attributable to non-controlling interests	(10.7)	(8.2)
Net income (loss) attributable to Ranger Energy Services, Inc.	$8.6	$(10.3)

Income (loss) per common share
Basic	$0.73	$(1.21)
Diluted	$0.63	$(1.21)
Weighted average common shares outstanding
Basic	11,860,312	8,532,923
Diluted	13,552,166	8,532,923
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except shares)

	Years Ended December 31,
	2021	2020	2021	2020
	Quantity		Amount
Series A Preferred Stock
Balance, beginning of period	—	—	—	—
Issuance of Series A Preferred Stock	6,000,001	—	0.1	—
Balance, end of period	6,000,001	—	$0.1	$—

Shares, Class A Common Stock
Balance, beginning of period	9,093,743	8,839,788	$0.1	$0.1
Issuance of shares under share-based compensation plans	636,403	340,110	—	—
Shares withheld for taxes on equity transactions	(147,313)	(86,155)	—	—
Issuance of shares in connection with acquisitions	2,156,000	—	—	—
Issuance Class A Common Stock in connection with TRA Termination	376,185	—	—	—
Share redemption to Class A Common Stock from related party	6,866,154	—	0.1	$—
Balance, end of period	18,981,172	9,093,743	$0.2	$0.1

Shares, Class B Common Stock
Balance, beginning of period	6,866,154	6,866,154	$0.1	$0.1
Share redemption to Class A Common Stock from related party	(6,866,154)	—	(0.1)	—
Balance, end of period	—	6,866,154	$—	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(113,937)	$(3.8)	$(0.7)
Repurchase of Class A Common Stock	—	(437,891)	—	(3.1)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(18.4)	$(8.1)
Income (loss) attributable to controlling interest			8.6	(10.3)
Benefit from release of valuation allowance			1.5	—
Tax step-up related to non-controlling interest exchange			0.3	—
Balance, end of period			$(8.0)	$(18.4)

Additional paid-in capital
Balance, beginning of period			$123.9	$121.8
Issuance of Series A Preferred Stock			41.9	—
Equity based compensation			3.2	3.6
Shares withheld for taxes on equity transactions			(1.2)	(0.3)
Issuance of Class A Common Stock in connection with acquisitions			16.4	—
Issuance of Class A Common Stock to related party			3.8	—
Impact of transactions affecting non-controlling interest			72.2	(1.2)
Balance, end of period			$260.2	$123.9

Total controlling interest stockholders’ equity
Balance, beginning of period			$101.9	$113.2
Net income (loss) attributable to controlling interest			8.6	(10.3)
Issuance of Series A Preferred Stock			42.0	—
Equity based compensation			3.2	3.6
Shares withheld for taxes on equity transactions			(1.2)	(0.3)
Issuance of Class A Common Stock in connection with acquisitions			16.4	—
Issuance of Class A Common Stock to related party			3.8	—
Benefit from release of valuation allowance			1.5	—
Tax step-up related to non-controlling interest exchange			0.3	—
Impact of transactions affecting non-controlling interest			72.2	(1.2)
Repurchase of Class A Common Stock			—	(3.1)
Balance, end of period			$248.7	$101.9

Non-controlling interest
Balance, beginning of period			$82.9	$89.8
Net loss attributable to non-controlling interest			(10.7)	(8.2)
Equity based compensation			—	0.1
Impact of transactions affecting non-controlling interest			(72.2)	1.2
Balance, end of period			$—	$82.9

Total Stockholders’ Equity
Balance, beginning of period			$184.8	$203.0
Net loss			(2.1)	(18.5)
Issuance of Series A Preferred Stock			42.0	—
Equity based compensation			3.2	3.7
Shares withheld for taxes on equity transactions			(1.2)	(0.3)
Issuance of Class A Common Stock in connection with acquisitions			16.4	—
Issuance of Class A Common Stock to related party			3.8	—
Tax related step-up related to non-controlling interest exchange			1.5	—
Impact of transactions affecting non-controlling interest			0.3	—
Repurchase of Class A Common Stock			—	(3.1)
Balance, end of period			$248.7	$184.8
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(2.1)	$(18.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on bargain purchase, net of tax	(37.2)	—
Deferred income tax benefit	(6.2)	—
Depreciation and amortization	36.8	35.0
Equity based compensation	3.2	3.7
(Gain) loss on debt retirement	0.2	(2.1)
Share issuance to related party for termination of TRA	3.8	—
Other costs, net	1.7	2.6
Changes in operating assets and liabilities, net effects of business combinations
Accounts receivable	(49.0)	15.6
Contract assets	(11.9)	0.1
Inventory	2.7	0.4
Prepaid expenses	(4.0)	1.7
Other assets	(1.7)	(1.1)
Accounts payable	4.1	(3.3)
Accrued expenses	19.6	(9.1)
Other current liabilities	(0.1)	(0.6)
Other long-term liabilities	0.7	1.1
Net cash (used in) provided by operating activities	(39.4)	25.5

Cash Flows from Investing Activities
Purchase of property and equipment	(5.6)	(7.2)
Proceeds from disposal of property and equipment	9.1	1.8
Purchase of businesses, net of cash received	(39.9)	—
Net cash used in investing activities	(36.4)	(5.4)

Cash Flows from Financing Activities
Borrowings under Credit Facility	177.5	44.6
Principal payments on Credit Facility	(158.0)	(47.1)
Borrowings under Eclipse M&E Term Loan	12.5	—
Borrowings under Eclipse Term Loan B	15.0	—
Principal payments under Eclipse Term Loan B	(2.6)	—
Deferred financing costs on Eclipse	(2.5)	—
Principal payments on Secured Promissory Note	(1.0)	—
Principal payments on Encina Master Financing Agreement	(17.7)	(10.0)
Payments on Installment Purchases	(0.6)	—
Proceeds from financing of sale-leasebacks	15.6	—
Principal payments on financing lease obligations	(5.4)	(4.7)
Shares withheld on equity transactions	(1.2)	(0.3)
Proceeds from series A Preferred Stock issuance	42.0	—
Principal payments on ESCO Note Payable	—	(3.6)
Repurchase of Class A Common Stock	—	(3.1)
Net cash (used in) provided by financing activities	73.6	(24.2)

Decrease in Cash and Cash equivalents	(2.2)	(4.1)
Cash and Cash Equivalents, Beginning of Year	2.8	6.9
Cash and Cash Equivalents, End of Year	$0.6	$2.8

Supplemental Cash Flow Information
Interest paid	$1.6	$2.9
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$(1.5)	$0.1
Additions to fixed assets through installment purchases and financing leases	$(1.6)	$(1.0)
Issuance of Class A Common Stock for acquisitions	$(16.4)	$—
Secured Promissory Note	$(11.4)	$—
Early termination of financing leases	$—	$1.3
The accompanying notes are an integral part of these consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” or the “Company”) is a provider of onshore high specification (“high-spec”) well service rigs and complementary services in the United States. We provide an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well.
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
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production, and pump down lines of business.
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics hauling, processing solutions, as well as snubbing and coil tubing.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements of the Company have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
Investments in which the Company exercises control are consolidated and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Company, are presented as a separate component of net income or loss and equity in the accompanying consolidated financial statements. The Company had ownership interests in Ranger LLC, which was consolidated within the Company’s consolidated financial statements, but was not wholly owned by the Company. Upon the conversion of the Class B Common Stock, all noncontrolling interests were eliminated. Changes in the Company’s ownership interest in Ranger LLC, while it retains its controlling interest, are accounted for as equity transactions.
We have made certain reclassifications to our prior period operating revenue and cost of sales amounts due to the change in reportable segments whereby our Wireline Services, and Processing Solutions and Ancillary Services were bifurcated from our historical Completion and Other Services segment as a result of our fourth quarter operating segment changes. In addition, there has been a reclassification of finance lease obligations, disclosed in the prior year, to other current and other long-term liabilities. None of these reclassifications have an impact on our consolidated operations results, cash flows or financial position.

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
Accounts Receivable, net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Before extending credit, the Company reviews a customer’s credit history and generally does not require collateral from its customers. The allowance for doubtful accounts is established as losses are estimated and are recorded through a provision for bad debts. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The allowance for doubtful accounts was $2.8 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Bad debt expense recorded for the years ended December 31, 2021 and 2020 was $1.5 million and $0.1 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable
2021	$1.6	$1.5	$(0.3)	$2.8
2020	$1.6	$0.1	$(0.1)	$1.6
Inventories
Inventories are carried at the lower of cost or net realizable value and primarily consists of supplies held for the Wireline Services segment. The Company accounts for inventory using the weighted average cost method.
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
Finance Leases
The Company enters into lease arrangements for certain equipment, which are considered finance leases and generally have a term of three to five years. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy, which are summarized, as follows:
    Level 1—Quoted prices in active markets for identical assets and liabilities.
    Level 2—Other significant observable inputs.
    Level 3—Significant unobservable inputs.
The Company’s financial instruments consist of cash and cash equivalents, trade receivables and trade payables, where the carrying amount approximates fair value due to the short‑term nature of each instrument. The fair value of long‑term debt approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2021 and 2020. See “Note 3 — Business Combinations,” for information regarding the estimated fair value of non-recurring items.

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
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $13.0 million and $1.1 million as of December 31, 2021 and 2020, respectively. Substantially all of the contract assets as of December 31, 2021 and 2020 were invoiced during the subsequent periods.
The Company does not have any contract liabilities included in the Consolidated Balance Sheets as of December 31, 2021 and 2020.
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
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of December 31, 2021 and 2020, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. The Company’s tax filings for 2020, 2019 and 2018 are subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination.  These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts.

The Company records income tax related interest and penalties, if applicable, as a component of tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2021 and 2020.
Equity-Based Compensation
The Consolidated Financial Statements reflect various equity-based compensation awards granted by Ranger Inc. These awards include restricted stock awards and performance stock units. The Company recognizes compensation expense related to equity-based awards based on the estimated fair value of the awards on the date of grant. The fair value of the equity-based awards on the grant date is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of the restricted stock awards are estimated using the market price of the Company’s shares on the grant date. The fair value of the performance stock units are estimated using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk free interest rate. Changes in these assumptions could change the fair value of our unit based awards and associated compensation expense in our Consolidated Statements of Operations. Forfeitures of all equity-based compensation are recognized as they occur.
Emerging Growth Company and Smaller Reporting Company Status
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable to public companies. The Company will lose its EGC during the year ending December 31, 2022, as this will be the last fiscal year following the fifth anniversary of the first Form S-1, which was filed with the SEC in August 2017.
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

Note 3 — Business Combinations
The Company completed three acquisitions during the year ended December 31, 2021 where all purchases were accounted for using the acquisition method of accounting under the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for each of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective date of each acquisition. Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into Ranger’s Consolidated Balance Sheets.
The preliminary purchase price assessment and fair value estimations are subject to change for up to one year subsequent to the closing date of each respective acquisition. The Company uses valuation techniques consistent with the market and income approach to measure the fair value of the assets acquired and liabilities assumed in each of the business combinations. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. The estimates of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets.
The supplemental unaudited pro forma information presented below are being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the assets since January 1, 2020. There were no material non-recurring pro-forma adjustments present.
Patriot Well Solutions (“Patriot”) Acquisition
On May 14, 2021, the Company acquired all of the assets of Patriot, a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale.
As consideration for the Patriot Acquisition the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock and cash payments of $3.3 million, net of cash acquired. The financial results of Patriot are included within the Wireline Services reporting segment. The pro forma results of operations for the Patriot Acquisition are not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations. The Company finalized the purchase price allocation in the fourth quarter of 2021.
PerfX Wireline Services (“PerfX”) Acquisition
On July 8, 2021, the Company acquired all of the assets of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX, the Company significantly expanded its scale and scope of the existing wireline business, which now includes production services. The financial results of PerfX are included within the Wireline Services reporting segment.
The aggregate consideration paid was $20.1 million, which included 1,000,000 shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that will be issued by the Company on the 12-month anniversary of the acquisition date. The Secured Promissory Note bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. Refer to “Note 9 — Debt” for further details related to the Secured Promissory Note.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur, however the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects not to cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value assigned to the warrant by the Company is negligible. The Company finalized the purchase price allocation in the fourth quarter of 2021.

The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Cash	$1.0
Accounts receivable	4.6
Inventory	2.4
Prepaid and other current assets	0.1
Operating leases, right-of-use asset	1.1
Property and equipment	18.4
Total assets acquired	27.6
Accounts payable	5.4
Accrued expenses	1.0
Operating lease right-of-use obligation	1.1
Total liabilities assumed	7.5
Purchase price	$20.1
The following unaudited pro-forma financial results considers that the PerfX Acquisition occurred as of January 1, 2020 (in millions):

	Year Ended December 31,
	2021	2020
Revenue	$348.0	$290.5
Operating loss	$(41.6)	$(23.5)
Net loss	$(3.1)	$(27.7)
Basic earnings (loss) per share	$0.70	$(1.64)
Diluted earnings (loss) per share	$0.60	$(1.64)
The Company reported revenue and an operating loss during the year ended December 31, 2021 of approximately $55.5 million and $1.5 million, respectively. The transaction costs related to the PerfX Acquisition approximated $0.7 million and are included as part of general and administrative expense.
Basic Energy Services, Inc. (“Basic”) Acquisition
On September 15, 2021, Ranger Energy Acquisition, LLC (“Ranger Acquisitions”) entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries (the “Basic Sellers”), which closed on October 1, 2021. Ranger Acquisitions purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations, and rolling stock assets required to support the operating assets being purchased and real property locations inclusive of, but not limited to, real property owned in New Mexico, North Dakota, Oklahoma, and Texas.
The Basic Sellers were considered distressed, as they were unable to maintain operations with cash on-hand, nor had other financing mechanisms available, therefore filed for bankruptcy and held a public auction of substantially all of their assets. As consideration for the Basic Acquisition, the Company paid $37.6 million in cash to Basic Sellers. Such cash was generated through the issuance of Series A Preferred Stock. See “Note 10 — Equity” for further details related to the issuance of the Series A Preferred Stock. The material financial results of Basic are included within the High Specification Rigs reporting segment.
All assets associated with the Basic Acquisition, were recorded at their fair value based on a preliminary purchase price allocation. The purchase price allocation has not been finalized due to additional items to be settled that the Company expects to be immaterial to the financial statements. The Company used the market approach to value as of the closing date, October 1, 2021, to apply fair values to the assets purchased based on the selling price of similar assets. As a result of comparing the purchase price to the fair value of the assets acquired, a $37.2 million bargain purchase gain, net of tax, was recognized and is included in “Other expense (income)” in the consolidated statements of operations. The bargain purchase gain is primarily attributable Basic’s distressed financial position and lack of financing options available to avoid liquidation.

The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Property and equipment	$89.5
Total assets acquired	89.5
Finance lease obligations	3.9
Bargain purchase deferred tax liability	10.8
Total liabilities assumed	14.7
Net assets acquired	74.8
Bargain purchase	37.2
Purchase Price	$37.6
The following unaudited pro-forma financial results considers that the Basic Acquisition occurred as of January 1, 2020 (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020
Revenue	$423.2	$357.2
Operating loss	$(41.2)	$(51.8)
Net income (loss)	$(3.0)	$(18.0)
Basic earnings (loss) per share	$0.68	$(1.15)
Diluted earnings (loss) per share	$0.59	$(1.15)
The Company reported revenue and an operating loss during the year ended December 31, 2021 that included approximately $38.0 million and $8.0 million, respectively. The transaction costs related to the Basic Energy Acquisition approximated $7.1 million and are included as part of general and administrative expense.
Note 4 — Property and Equipment, Net
Property and equipment include the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2021	2020
High specification rigs	20	$145.4	$127.2
High specification rigs machinery and equipment	5 - 10	47.8	39.7
Wireline services machinery and equipment	5 - 10	53.1	33.5
Processing Solutions and ancillary services machinery and equipment	3 - 30	78.0	69.0
Vehicles	3 - 15	52.7	20.4
Other property and equipment	5 - 25	31.2	10.8
Property and equipment		408.2	300.6
Less: accumulated depreciation		(140.5)	(113.0)
Construction in progress		2.9	1.8
Property and equipment, net		$270.6	$189.4
Depreciation expense was $36.1 million and $34.2 million for the years ended December 31, 2021 and 2020, respectively. The Company had assets under finance leases of $12.3 million and $4.0 million for the years ended December 31, 2021 and 2020.
Note 5 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2021	2020
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(3.6)	(2.9)
Intangible assets, net		$7.8	$8.5

Amortization expense was $0.7 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the years ending December 31,	Amount
2022	$0.7
2023	0.7
2024	0.7
2025	0.7
2026	0.7
Thereafter	4.3
Total	$7.8
Note 6 — Accrued Expenses
Accrued expenses are comprised of the following (in millions):

	December 31,
	2021	2020
Accrued payables	$12.5	$2.7
Accrued compensation	12.7	4.5
Accrued taxes	2.1	1.0
Accrued insurance	3.0	1.1
Accrued expenses	$30.3	$9.3
Note 7 — Leases
Operating Leases
Lease costs and other information related to operating leases are as follows (in millions):

	Years Ended December 31,
	2021	2020
Short-term lease costs	$4.5	$1.9
Operating lease cost	$1.4	$2.6
Operating cash outflows from operating leases	$1.5	$2.6

Weighted average remaining lease term	5.1 years	6.1 years
Weighted average discount rate	8.9%	8.5%
As of December 31, 2021, aggregate future minimum lease payments under operating leases was (in millions):

For the years ending December 31,	Total
2022	$2.0
2023	1.4
2024	1.4
2025	1.4
2026	1.3
Thereafter	1.2
Total future minimum lease payments	8.7
Less: amount representing interest	(1.5)
Present value of future minimum lease payments	7.2
Less: current portion of operating lease obligations	(1.4)
Long-term portion of finance lease obligations	$5.8

Finance Leases
Lease costs and other information related to finance leases are as follows (in millions):

	Years Ended December 31,
	2021	2020
Amortization of finance leases	$2.7	$4.7
Interest on lease liabilities	$0.6	$0.4
Financing cash outflows from finance leases	$5.4	$4.7

Weighted average remaining lease term	1.4 years	1.2 years
Weighted average discount rate	2.1%	3.9%
As of December 31, 2021, aggregate future minimum lease payments under finance leases was (in millions):

For the years ending December 31,	2021
2022	$6.0
2023	2.5
2024	0.5
Total future minimum lease payments	9.0
Less: amount representing interest	(0.5)
Present value of future minimum lease payments	8.5
Less: current portion of finance lease obligations	(5.6)
Long-term portion of finance lease obligations	$2.9
Note 8 — Other Financing Liabilities
During the year ended December 31, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently entered into a lease agreement to lease such property. The Company received cash of $12.1 million from the sale of the land and building. The lease contains a 15-year term and rent escalations of two percent per annum.
During the year ended December 31, 2021, the Company entered into an agreement to sell certain of other fixed assets and subsequently entered into a lease agreement to lease such fixed assets. The Company received cash of $3.5 million from the sale of the fixed assets. The leased assets are to be paid over 18 to 60 months.
These sales did not qualify for sale accounting, therefore the leases were classified as other financing liabilities and no gain or loss was recorded. The net book value of the assets remained in property and equipment, net on the Consolidated Balance Sheets and are depreciating over their original useful lives.
As of the year ended December 31, 2021, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending December 31,	Total
2022	$2.2
2023	0.8
2024	0.6
2025	0.7
2026	0.7
Thereafter	9.7
Total future minimum lease payments	$14.7

Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	December 31,
	2021	2020
Eclipse Revolving Credit Facility	$27.0	$—
Eclipse M&E Loan	12.2	—
Eclipse Term Loan B	11.9	—
Secured Promissory Note	10.4	—
Installment Purchases	1.0	—
Encina Master Financing Agreement	—	17.3
Credit Facility	—	7.2
Total Debt	62.5	24.5
Current portion of long-term debt	(44.1)	(10.0)
Long term-debt, net	$18.4	$14.5
Credit Facility
On August 16, 2017, Ranger, LLC entered into a $50.0 million senior secured revolving credit facility (the “Credit Facility”) by and among certain of Ranger’s subsidiaries, as borrowers, each of the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Facility was subject to a borrowing base that was calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves.
The applicable margin for LIBOR loans ranges from 1.5% to 2.0% and the applicable margin for Base Rate loans ranges from 0.5% to 1.0%, in each case, depending on Ranger, LLC’s average excess availability under the Credit Facility. The weighted average interest rate for the borrowings under the Credit Facility was 2.3% for the year ended December 31, 2021. During the year ended December 31, 2021, the Company recognized a loss on the retirement of debt of $0.2 million, as the Credit Facility was extinguished in connection with the Eclipse Loan and Security Agreement, which is described further below.
Encina Master Financing and Security Agreement (“Financing Agreement”)
On June 22, 2018, the Company entered into a Financing Agreement with Encina Equipment Finance SPV, LLC (the “Lender”). The Company received an aggregate of $40 million to acquire certain capital equipment. The Financing Agreement was secured by a lien on certain high-spec rig assets.
Borrowings under the Financing Agreement bear interest at a rate per annum equal to the sum of 8.0% plus the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.5%. The outstanding balance of the Financing Agreement was paid in full as of September 30, 2021 in connection with the Eclipse Loan and Security Agreement, which is described further below.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). The Company capitalized fees of $2.7 million associated with the EBC Credit Facility, which are included in the Consolidated Balance Sheets within Other Assets. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Consolidated Statement of Operations. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of December 31, 2021. On January 7, 2022, the Company entered into an Amended and Restated Loan and Security Agreement with Eclipse Business Capital and Eclipse Business Capital SPV, LLC. which extended the Maximum Revolving Facility Amount (as defined in the Amended Loan Agreement) to $65 million, among other things.

Revolving Credit Facility
The Revolving Credit Facility was drawn, in part, on September 27, 2021, to repay the existing Credit Facility, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serves as collateral for the borrowings under the Revolving Credit Facility and is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Revolving Credit Facility, therefore, are classified as current maturities of long-term debt on the Consolidated Balance Sheet.
Under the Revolving Credit Facility, the maximum borrowing capacity was $45.0 million, which was based on a borrowing base certificate in effect as of December 31, 2021. The Company had outstanding borrowings of $27.0 million under the Revolving Credit Facility, leaving a residual $18.0 million available for borrowings as of December 31, 2021. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to 5% in excess of the LIBOR Rate and 4% in excess of the Base Rate through April 1, 2022. The weighted average applicable margin for the loan was 5.1% for the year ended December 31, 2021.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other Assets in the Consolidated Balance Sheets. Such fees will be amortized through maturity. Unamortized debt issuance costs as of December 31, 2021 were $1.7 million. On January 7, 2022, the Company entered into the First Amendment to the Loan and Security Agreement, increasing the maximum revolving credit facility availability to $65.0 million.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $12.5 million as of December 31, 2021, where the monthly installments commence on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the loan was 8.1% for the year ended December 31, 2021. The Financing Agreement is secured by a lien on certain high-spec rig assets. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed. The Company capitalized fees on $0.3 million associated with this M&E Term Loan Facility, which are included in the Consolidated Balance Sheets as a discount to the Long-term Debt, net. Such fees will be amortized through maturity. Unamortized debt issuance costs as of December 31, 2021 were $0.3 million.
Term Loan B
On October 1, 2021, Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 12% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The Financing Agreement is secured by a lien on certain Basic assets.
On October 1, 2021, Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of December 31, 2021 the principal balance outstanding was $12.4 million. Any principal amounts paid are from the proceeds from the sale of Basic assets, and may not be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B, which are included in the Consolidated Balance Sheets as a discount to the Current Maturities of Long-term Debt, net. Such fees will be amortized through maturity. Unamortized debt issuance costs as of December 31, 2021 were $0.4 million. The Company paid approximately $1.5 million on Term Loan B subsequent to December 31, 2021, where such cash was generated from the sale of Basic assets under the Term Loan B.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of December 31, 2021, the aggregate principal balance outstanding was $10.4 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024. The Company made a cash payment of $1.5 million payment in February 2022 on the Secured Promissory Note, where such cash was generated from the sale of liened assets.

Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of December 31, 2021, the aggregate principal balance outstanding under the Installment Agreements was $1.0 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
ESCO Notes Payable
In connection with the IPO and the ESCO Leasing, LLC (“ESCO”) acquisition, both of which occurred on August 16, 2017, the Company issued $7.0 million of Seller’s Notes as partial consideration for the ESCO acquisition. These notes included a note for $5.8 million, which was settled in March 2020. During the year ended December 31, 2020, the Company paid $3.8 million to settle the note and any unpaid interest, in full, and recognized a gain on the retirement of debt of $2.1 million, which is included in the Consolidated Statement of Operations.
Scheduled Debt Maturities
As of December 31, 2021, aggregate principal repayments of total debt for the next five years are as follows (in millions):

For the years ending December 31,	Total
2022	$44.1
2023	5.3
2024	8.1
2025	5.7
Total	$63.2
Note 10 — Equity
Equity Based Compensation
Series A Preferred Stock
During the year ended December 31, 2021, the Company consummated the private placement under the Securities Purchase Agreement, dated September 10, 2021, with certain accredited investors of 6.0 million newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for cash consideration in an aggregate amount of $42 million. The holders of Series A Preferred Stock will vote as a separate class only on matters adversely affecting the Series A Preferred Stock. The Series A Preferred Stock will not have any right to vote together with the common stock on any matters. In the event of any liquidation, the holders of our Series A Preferred Stock will be entitled to receive out of the assets available for distribution, an amount equal to the greater of the original issue price of $7.00 per share of Series A Preferred Stock, and the product of the amount per share that would have been payable upon such liquidation to the holders of shares of common stock, multiplied by the number of shares of Class A Common Stock into which each share of Series A Preferred Stock is then convertible. The Preferred Stock will automatically convert into shares of the Company’s Class A Common Stock upon effectiveness of a registration statement.

Class A Common Stock
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
RSAs
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. The aggregate fair value of RSAs granted during the years ended December 31, 2021 and 2020 was $4.2 million and $2.5 million, respectively. As of December 31, 2021, there was an aggregate of $3.3 million of unrecognized expense related to RSAs issued, which are expected to be recognized over a weighted average period of 1.6 years.
The following table summarizes the unvested activity for RSAs during the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2020	761,588
Granted	649,039	$3.84	1.8 years
Forfeited	(59,790)
Vested	(340,110)
Unvested at December 31, 2020	1,010,727	$5.30	1.5 years
Granted	645,288	$6.58	2.0 years
Forfeited	(253,060)
Vested	(562,494)
Unvested at December 31, 2021	840,461	$6.08	1.6 years
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
The PSUs that were granted during the years ended December 31, 2021 and 2020 will cliff vest, subject to the achievement of applicable performance criteria and certification by the board of directors, on March 15, 2024 and April 23, 2023, respectively. As of December 31, 2021, there was an aggregate of $1.1 million of unrecognized compensation cost related to PSUs.

The following table summarizes the unvested activity for PSUs during the years ended December 31, 2021 and 2020:

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested as of January 1, 2020	88,442			88,442
Granted	60,631	$6.33		60,631	$3.62
Unvested as of December 31, 2020	149,073			149,073
Granted	123,106	$9.24	2.2 years	123,106	$7.45	2.2 years
Forfeited	(111,382)			(146,863)
Vested	54,696			19,213
Unvested as of December 31, 2021	215,493		1.8 years	144,529		1.8 years
Issuance of shares in Connection with Acquisitions
As consideration for the Patriot Acquisition, the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock. As consideration for the PerfX Acquisition, aggregate consideration paid was $20.1 million, which included 1,000,000 shares of Class A Common Stock. The Class A Common Stock issuance includes 100,000 shares that will be issued by the Company on the 12-month anniversary of the acquisition date. See “Note 3 — Business Combinations” for further details related to the acquisitions of Patriot and PerfX.
Issuance of shares to a Related Party
During the year ended December 31, 2021, the Company entered into a definitive agreement with affiliates of CSL Capital Management (“CSL”) and Bayou Holdings (“Bayou”) to terminate the Tax Receivable Agreement (the “TRA Termination Agreement”). In consideration of the TRA Termination Agreement, the Company issued an aggregate of 376,185 shares of Class A Common Stock of the Company to affiliates of CSL Capital Management and Bayou Holdings.
Purchases of Equity Securities
During the year ended December 31, 2020, the Company repurchased 344,828 shares of the Company’s Class A Common Stock for an aggregate $2.4 million in a privately negotiated transaction with ESCO. See “Note 14 — Commitments and Contingencies” for further details.
In June 2019, the Board of Directors approved a share repurchase program, authorizing the Company to purchase up to 10% of the outstanding Class A Common Stock held by non-affiliates, not to exceed 580,000 shares or $5.0 million in aggregate value. Share repurchases took place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program was 12 months and therefore ended in June 2020. During the year ended December 31, 2020, the Company repurchased 93,063 shares of Class A Common Stock for an aggregate $0.7 million in the open market.
The following table summarizes the activity of treasury stock for the years ended December 31, 2021 and 2020:

	Treasury Stock
	Quantity	Amount
Balance at January 1, 2020	(113,937)	$(0.7)
Repurchase of Class A Common Stock	(437,891)	(3.1)
Balance at December 31, 2020	(551,828)	(3.8)
Repurchase of Class A Common Stock	—	—
Balance at December 31, 2021	(551,828)	$(3.8)
Class B Common Stock
During the year ended December 31, 2021, in connection with the TRA Termination Agreement, Ranger LLC redeemed CSL’s and Bayou’s outstanding units in Ranger LLC and the corresponding shares of its Class B Common Stock for an equivalent number of shares of Class A Common Stock. Following this redemption, no shares of Class B Common Stock were issued or outstanding.

Note 11 — Risk Concentrations
Customer Concentrations
During the year ended December 31, 2021, two customers, EOG Resources, Inc. (“EOG”) and ConocoPhillips, accounted for approximately 15% and 10%, respectively, of the Company’s consolidated revenues. As of December 31, 2021, approximately 15% of the consolidated accounts receivable balance was due from these customers.
For the year ended December 31, 2020, two customers, EOG and Concho Resources, accounted for approximately 21% and 17%, respectively, of the Company’s consolidated revenues. As of December 31, 2020, approximately 11% and 10% respectively, of the consolidated accounts receivable balance was due from these customers.
Note 12 — Income Taxes
Ranger LLC is treated as an entity disregarded as separate from its owner for U.S. federal income tax purposes and is subject to Texas Margin Tax, but is not subject to U.S. federal or state income taxation.  As the sole member of Ranger LLC, the Company is subject to U.S. federal income taxation on all of Ranger LLC’s taxable income.
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the years ended December 31, 2021 and 2020 was 21%. Total income tax expense for the year ended December 31, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to non-deductible expenses, other state taxes, in addition to the adjustment for non-controlling interest that is not subject to federal tax.
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

	Years Ended December 31,
	2021	2020
Current provision (benefit)
Federal	$—	$—
State	—	(0.2)
Total current provision (benefit)	—	(0.2)

Deferred provision (benefit)
Federal	(6.4)	0.2
State	0.2	—
Total deferred expense (benefit)	(6.2)	0.2
Income tax expense (benefit)	$(6.2)	$—
A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 21% for 2021 and 2020 to income tax expense follows (in millions):

	December 31,
	2021	2020
Income (loss) before income taxes	$(8.3)	$(18.5)
Statutory rate	21%	21%
Income tax expense (benefit) computed at statutory rate	$(1.7)	$(3.9)

Reconciling items
State income taxes, net of federal tax benefit	0.2	(0.1)
Nontaxable (loss) income allocated to non-controlling interest	2.2	1.7
Bargain purchase gain	(8.2)	—
Valuation allowance	0.5	2.1
Non-deductible expenses and other	0.8	0.2
Income tax expense (benefit)	$(6.2)	$—

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

	December 31,
	2021	2020
Deferred income tax assets
Net operating loss carryforward	$17.5	$16.4
Stock based compensation	2.0
Valuation allowance	(1.9)	(5.3)
Other	1.0	$—
Net deferred income tax asset	$18.6	$11.1

Deferred income tax liabilities
Property and equipment	(21.5)	(0.5)
Other	(0.3)	—
Investment in partnership	—	$(11.1)
Deferred income tax liability	(21.8)	(11.6)
Net deferred income tax liability	$(3.2)	$(0.5)
As of December 31, 2021, the Company has net operating loss carryforwards of approximately $78.8 million, consisting of $9.8 million of section 382 limited losses expiring beginning in 2034, an estimated $20.6 million of non-section 382 limited losses expiring beginning in 2037 and $48.4 million of non-section 382 limited losses which carryforward indefinitely.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. As of December 31, 2021, the Company had deferred payroll tax payments of $1.1 million, however there were no other material tax impacts to the consolidated financial statements as it related to COVID-19 measures.

Note 13 — Earnings (loss) per Share
Loss per share is based on the amount of loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of common stock. Diluted loss per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of basic and diluted loss per share for the years ended December 31, 2021 and 2020 (in millions, except share and per share data):

	Years Ended December 31,
	2021	2020
Income (loss) (numerator):
Basic:
Net income (loss) attributable to Ranger Energy Services, Inc.	$8.6	$(10.3)
Net income (loss) attributable to Class A Common Stock	$8.6	$(10.3)

Diluted:
Net income (loss) attributable to Ranger Energy Services, Inc.	$8.6	$(10.3)
Net income (loss) attributable to Class A Common Stock	$8.6	$(10.3)

Weighted average shares (denominator):
Weighted average number of shares - basic	11,860,312	8,532,923
Equity compensation awards	191,854	—
Conversion of Series A Preferred Stock	1,500,000	—
Weighted average number of shares - diluted	13,552,166	8,532,923

Basic loss per share	$0.73	$(1.21)
Diluted loss per share	$0.63	$(1.21)
During the year ended year ended December 31, 2021, the Company excluded 0.2 million shares of equity-based awards. During the year ended December 31, 2020, the Company excluded 6.9 million shares of Class A Common Stock issuable upon conversion of the Company’s Class B Common Stock and 1.3 million equity-based awards. These items were excluded in calculating diluted loss per share, as the effect was anti-dilutive.
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
Note 15 — Related Party Transactions
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
Tax Receivable Agreement (“TRA”) Termination and Class B Common Stock Redemption
During the year ended December 31, 2021, the Company entered into a definitive agreement with affiliates of CSL and Bayou to terminate the TRA. In consideration of the TRA Termination Agreement, the Company issued an aggregate of 376,185 shares of Class A Common Stock of the Company to affiliates of CSL Capital Management and Bayou Holdings.
During the year ended December 31, 2021, in connection with the TRA Termination Agreement, Ranger LLC redeemed CSL’s and Bayou’s outstanding units in Ranger LLC and the corresponding shares of its Class B Common Stock for an equivalent number of shares of Class A Common Stock. Following this redemption, no shares of Class B Common Stock were issued or outstanding.
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
Payments
The Company incurred $0.1 million and $0.7 million in expenses to CSL and other board members for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 amounts due to or from CSL and other board members was negligible.
Note 16 — Segment Reporting
The Company’s operations are located in the United States and organized into three reporting segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying consolidated financial statements. The reportable segments have been categorized based on services provided in each line of business. The tables below present the operating income (loss) measurement, as the Company believes this is most consistent with the principals used in measuring the financial statements.
As a result of three business combinations, coupled with executive management changes, the Company re-evaluated the reportable segments accordingly. During the fourth quarter of 2021, the Company bifurcated the legacy Completion and Other Services segment into Wireline Services, with the remaining business added to the Processing Solutions and Ancillary Services.
The following is a description of the reporting segments as updated during the fourth quarter of 2021:
•High Specification Rigs. Provides high-spec well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production, and pump down lines of business.
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics hauling, processing solutions, as well as snubbing and coil tubing.
•Other. The Company incurs costs, indicated as Other, that are not allocable to any of the operating segments and includes mostly corporate general and administrative expenses as we all as depreciation of office furniture and fixtures and other corporate assets.

Segment information for the years ended December 31, 2021 and 2020 is as follows (in millions):

	Year Ended December 31, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenues	$140.1	$117.9	$35.1	$—	$293.1
Cost of services	118.8	115.6	28.9	—	263.3
General and administrative	—	—	—	33.5	33.5
Depreciation and amortization	21.5	8.1	5.9	1.3	36.8
Operating income (loss)	(0.2)	(5.8)	0.3	(34.8)	(40.5)
Interest expense, net	—	—	—	4.8	4.8
Income tax expense	—	—	—	(6.2)	(6.2)
(Gain) loss on debt retirement	—	—	—	0.2	0.2
Gain on bargain purchase, net of tax	(37.2)	—	—	—	(37.2)
Net income (loss)	$37.0	$(5.8)	$0.3	$(33.6)	$(2.1)

Capital expenditures	$5.9	$2.0	$0.8	$—	$8.7

	As of December 31, 2021
Property and equipment, net	$140.4	$41.5	$63.3	$25.4	$270.6
Total assets	$203.9	$60.3	$91.9	$37.0	$393.1

	Year Ended December 31, 2020
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenues	$82.5	$79.0	$26.3	$—	$187.8
Cost of services	71.5	57.0	19.4	—	147.9
General and administrative	—	—	—	22.1	22.1
Depreciation and amortization	20.2	5.6	7.8	1.4	35.0
Operating income (loss)	(9.2)	16.4	(0.9)	(23.5)	(17.2)
Interest expense, net	—	—	—	3.4	3.4
Income tax expense	—	—	—	—	—
(Gain) loss on debt retirement	—	—	—	(2.1)	(2.1)
Gain on bargain purchase, net of tax	—	—	—	—	—
Net income (loss)	$(9.2)	$16.4	$(0.9)	$(24.8)	$(18.5)

Capital expenditures	$5.0	$1.8	$0.7	$0.3	$7.8

	As of December 31, 2020
Property and equipment, net	$115.8	$20.9	$47.6	$5.1	$189.4
Total assets	$154.3	$24.6	$54.9	$6.8	$240.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 due to the material weakness identified and described below.
In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our interim and annual consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021 due to a material weakness in our control environment whereby the Company did not have adequate controls over the accounting for complex transactions to sufficiently mitigate risks of material misstatement.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We will not be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 until our first Annual Report subsequent to our ceasing to be an "emerging growth company" within the meaning of Section 2(a)(19) of the Exchange Act. As a result, such attestation report is excluded from this annual report form 10-K.
The Company is working to remediate the material weakness in internal control over financial reporting and is taking steps to improve the internal control environment. Specifically, the Company is enhancing processes, and designing and implementing additional internal controls to properly account for complex transactions. Additionally, the Company is hiring additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures.
The material weakness will be considered remediated when management concludes that, through testing, the applicable remediated controls are designed and implemented effectively. We expect remediation of the material weaknesses will be completed in fiscal year 2022.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2021 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Material Weakness in Internal Control over Financial Reporting
As of December 31 , 2021, we identified a material weakness in internal controls over financial reporting. The material weakness related to ineffective controls over accounting for non-routine and/or complex transactions. To address this material weakness, we along with the oversight of our audit committee, are evaluating our controls over accounting for non-routine and/or complex transactions in an effort to identify additional controls to timely identify misstatements and strengthen our overall control environment as well as continuing to assess our accounting personnel staffing requirements.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2022 Annual Meeting of Shareholders for the information this Item 10 requires that is incorporated herein by reference.
Item 11. Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2022 Annual Meeting of Shareholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2022 Annual Meeting of Shareholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2022 Annual Meeting of Shareholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is BDO USA, LLP, Houston, Texas, Auditor Firm ID: 243.
Please see the information appearing in the proposal for the ratification of the appointment of our independent registered public accounting firm in the definitive proxy statement for our 2022 Annual Meeting of Shareholders for the information this Item 14 requires that is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements.
See index to Consolidated Financial Statements included beginning on Page 47.
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

2.2†
Asset Purchase Agreement, dated July 8, 2021 by and among PerfX Wireline Services, LLC, Bravo Wireline, LLC, Ranger Energy Services, Inc., Charlie Thomas, Shelby Sullivan, Jeff Thomas and Jimmie Hayes (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021

2.3†
Asset Purchase Agreement dated as of September 15, 2021, by and among Ranger Energy Acquisition, LLC, Basic Energy Services, Inc., Basic Energy Services, L.P., C&J Well Services, Inc., Taylor Industries, LLC and KVS Transportation, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

2.4†
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

10.5†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2019) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Commission on May 1, 2019)

10.6†	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2020)
10.7	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.8

Tax Receivable Termination and Settlement Agreement entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on October 4, 2021).

10.9	Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.10†	Indemnification Agreement (William M. Austin) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.11†	Indemnification Agreement (Brett T. Agee) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.12†	Indemnification Agreement (Richard E. Agee) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.13†	Indemnification Agreement (Charles S. Leykum) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.14†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.15†	Indemnification Agreement (Gerald Cimador) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on January 5, 2018)
10.16†	Indemnification Agreement (Byron Dunn) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on March 26, 2020)
10.17†	Indemnification Agreement (Michael C. Kearney) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on July 31, 2018)
10.18†	Indemnification Agreement (J. Brandon Blossman) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on June 7, 2018)
10.19†
Indemnification Agreement, dated as of September 1, 2021, by and between the Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.20
Employment Agreement, dated as of September 1, 2021, by and between Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.21	Employment Agreement (J. Brandon Blossman) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 7, 2018)
10.22	Master Financing and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 22, 2018)
10.23†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2018) (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K Filed with the Commission on February 28, 2020)

10.24
Debt, Commitment Letter, dated as of September 10, 2021, by and among RNGR Energy Services, LLC, Eclipse Business Capital, LLC and Eclipse Business Capital SPV, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 29, 2021).

10.25
Loan and Security Agreement, dated as of September 27, 2021, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital LLC, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on September 29, 2021).

10.26
First Amendment to the Loan and Security Agreement, dated January 7, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on January 13, 2022).

10.27
Secured Promissory Note, date July 8, 2021 by and among Bravo Wireline, LLC and Chief Investments, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021)

10.28	Guaranty Agreement, dated as of July 8, 2021 by Ranger Energy Services, Inc. in favor of Chief Investments, LLC
10.29†
Securities Purchase Agreement entered into as of September 10, 2021, by and between Ranger Energy Services, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.30
Registration Rights Agreement made and entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., and each of the parties listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.31†
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

Ranger Energy Services, Inc.

/s/ Stuart N. Bodden	March 30, 2022
Stuart N. Bodden	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart N. Bodden	President, Chief Executive Officer and Director	March 30, 2022
Stuart N. Bodden	(Principal Executive Officer)

/s/ J. Brandon Blossman	Chief Financial Officer	March 30, 2022
J. Brandon Blossman	(Principal Financial Officer)

/s/ William M. Austin	Chairman of the Board	March 30, 2022
William M. Austin

/s/ Brett T. Agee	Director	March 30, 2022
Brett T. Agee

/s/ Richard E. Agee	Director	March 30, 2022
Richard E. Agee

/s/ Krishna Shivram	Director	March 30, 2022
Krishna Shivram

/s/ Charles S. Leykum	Director	March 30, 2022
Charles S. Leykum

/s/ Gerald C. Cimador	Director	March 30, 2022
Gerald C. Cimador

/s/ Michael C. Kearney	Director	March 30, 2022
Michael C. Kearney

/s/ Byron A. Dunn	Director	March 30, 2022
Byron A. Dunn