Form 10-Q
period 2022-03-31
Ranger Energy Services, Inc.
filed 2022-04-29
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2022, the registrant had 24,700,212 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3.8	$0.6
Accounts receivable, net	88.6	80.8
Contract assets	20.3	13.0
Inventory	3.9	2.5
Prepaid expenses	4.2	8.3
Assets held for sale	5.6	—
Total current assets	126.4	105.2

Property and equipment, net	250.5	270.6
Intangible assets, net	7.6	7.8
Operating leases, right-of-use assets	6.3	6.8
Other assets	3.7	2.7
Total assets	$394.5	$393.1

Liabilities and Stockholders' Equity
Accounts payable	$23.1	$20.7
Accrued expenses	24.4	30.3
Other financing liability, current portion	1.1	2.2
Long-term debt, current portion	61.1	44.1
Other current liabilities	5.0	5.4
Total current liabilities	114.7	102.7

Operating leases, right-of-use obligations	5.6	5.8
Other financing liability	12.1	12.5
Long-term debt, net	15.6	18.4
Other long-term liabilities	3.8	5.0
Total liabilities	151.8	144.4

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; 6,000,001 shares issued and outstanding as of March 31, 2022 and December 31, 2021	0.1	0.1
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 19,223,189 shares issued and 18,671,361 shares outstanding as of March 31, 2022; 18,981,172 shares issued and 18,429,344 shares outstanding as of December 31, 2021	0.2	0.2
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of March 31, 2022 and December 31, 2021	(3.8)	(3.8)
Accumulated deficit	(13.7)	(8.0)
Additional paid-in capital	259.9	260.2
Total controlling stockholders' equity	242.7	248.7
Noncontrolling interest	—	—
Total stockholders' equity	242.7	248.7
Total liabilities and stockholders' equity	$394.5	$393.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues
High specification rigs	$64.9	$21.7
Wireline services	38.6	12.1
Processing solutions and ancillary services	20.1	4.5
Total revenues	123.6	38.3

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	50.8	19.0
Wireline services	40.4	11.3
Processing solutions and ancillary services	16.8	3.8
Total cost of services	108.0	34.1
General and administrative	9.2	3.5
Depreciation and amortization	11.6	8.0
Total operating expenses	128.8	45.6

Operating loss	(5.2)	(7.3)

Other expenses
Interest expense, net	2.1	0.6
Total other expenses	2.1	0.6

Loss before income tax expense	(7.3)	(7.9)
Tax (benefit) expense	(1.6)	0.4
Net loss	(5.7)	(8.3)
Less: Net loss attributable to noncontrolling interests	—	(3.7)
Net loss attributable to Ranger Energy Services, Inc.	$(5.7)	$(4.6)

Loss per common share
Basic	$(0.31)	$(0.54)
Diluted	$(0.31)	$(0.54)
Weighted average common shares outstanding
Basic	18,472,909	8,581,642
Diluted	18,472,909	8,581,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended March 31,
	2022	2021	2022	2021
	Quantity		Amount
Shares, Series A Preferred Stock
Balance, beginning of period	6,000,001	—	$0.1	$—
Balance, end of period	6,000,001	—	$0.1	$—

Shares, Class A Common Stock
Balance, beginning of period	18,981,172	9,093,743	$0.2	$0.1
Issuance of shares under share-based compensation plans	339,401	333,076	—	—
Shares withheld for taxes on equity transactions	(97,384)	(97,513)	—	—
Balance, end of period	19,223,189	9,329,306	$0.2	$0.1

Shares, Class B Common Stock
Balance, beginning of period	—	6,866,154	$—	$0.1
Balance, end of period	—	6,866,154	$—	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(551,828)	$(3.8)	$(3.8)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(8.0)	$(18.4)
Net loss attributable to controlling interest			(5.7)	(4.6)
Balance, end of period			$(13.7)	$(23.0)

Additional paid-in capital
Balance, beginning of period			$260.2	$123.9
Equity based compensation			0.8	0.9
Shares withheld for taxes on equity transactions			(1.1)	(0.5)
Impact of transactions affecting noncontrolling interest			—	0.7
Balance, end of period			$259.9	$125.0

Total controlling interest shareholders’ equity
Balance, beginning of period			$248.7	$101.9
Net loss attributable to controlling interest			(5.7)	(4.6)
Equity based compensation			0.8	0.9
Shares withheld for taxes on equity transactions			(1.1)	(0.5)
Impact of transactions affecting noncontrolling interest			—	0.7
Balance, end of period			$242.7	$98.4

Noncontrolling interest
Balance, beginning of period			$—	$82.9
Net loss attributable to noncontrolling interest			—	(3.7)
Impact of transactions affecting noncontrolling interest			—	(0.7)
Balance, end of period			$—	$78.5

Total Stockholders' Equity
Balance, beginning of period			$248.7	$184.8
Net loss			(5.7)	(8.3)
Equity based compensation			0.8	0.9
Shares withheld for taxes on equity transactions			(1.1)	(0.5)
Balance, end of period			$242.7	$176.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(5.7)	$(8.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11.6	8.0
Equity based compensation	0.8	0.9
Gain on disposal of property and equipment	(1.0)	(0.4)
Income tax expense (benefit)	(1.6)	0.4
Other expense, net	0.2	—
Changes in operating assets and liabilities
Accounts receivable	(7.8)	(1.4)
Contract assets	(7.3)	(0.6)
Inventory	(1.4)	—
Prepaid expenses	4.2	(1.0)
Other assets	0.9	—
Accounts payable	2.4	(1.2)
Accrued expenses	(5.9)	1.7
Other current liabilities	(0.2)	—
Other long-term liabilities	(1.3)	—
Net cash used in operating activities	(12.1)	(1.9)

Cash Flows from Investing Activities
Purchase of property and equipment	(1.6)	(0.4)
Proceeds from disposal of property and equipment	6.6	0.4
Net cash provided by investing activities	5.0	—

Cash Flows from Financing Activities
Borrowings under Credit Facility	137.9	6.4
Principal payments on Credit Facility	(120.0)	(5.3)
Principal payments on Eclipse M&E Term Loan	(0.2)	—
Principal payments under Eclipse Term Loan B	(1.4)	—
Principal payments on Secured Promissory Note	(2.1)	—
Principal payments on financing lease obligations	(1.2)	(0.8)
Principal payments on other financing liabilities	(1.5)	—
Shares withheld on equity transactions	(1.1)	(0.5)
Payments on Installment Purchases	(0.1)	(0.2)
Principal payments on Encina Master Financing Agreement	—	(2.5)
Proceeds from financing of sale-leasebacks	—	3.5
Net cash provided by financing activities	10.3	0.6

Increase in cash and cash equivalents	3.2	(1.3)
Cash and cash equivalents, Beginning of Period	0.6	2.8
Cash and cash equivalents, End of Period	$3.8	$1.5

Supplemental Cash Flow Information
Interest paid	$0.3	$0.5
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$—	$(0.6)
Additions to fixed assets through installment purchases and financing leases	$(0.8)	$(0.2)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” or the “Company”) is a provider of onshore high specification (“high-spec”) well service rigs and complementary services in the United States. The Company also provides an extensive range of well site services to leading United States (“U.S”). exploration and production (“E&P”) companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
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
The Company’s operations take place in most of the active oil and natural gas basins in the U.S., including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements and the Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes for the years ended December 31, 2021 and 2020, included in the Annual Report filed on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). Interim results for the periods presented may not be indicative of results that will be realized for future periods.
Investments in which the Company exercises control are consolidated and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Company are presented as a separate component of net income or loss and equity in the accompanying condensed consolidated financial statements. The Company had ownership interests in Ranger, LLC, which was consolidated within the Company’s consolidated financial statements, but was not wholly owned by the Company. Upon conversion of the Class B Common Stock during the year-ended December 31, 2021, all noncontrolling interests were eliminated. Changes in the Company’s ownership interest in Ranger, LLC, while it retains its controlling interest, are accounted for as equity transactions.
We have made certain reclassifications to our prior period operating revenue and cost of sales amounts due to the change in reportable segments whereby our Wireline and Ancillary Services were bifurcated from our historical Completion and Other

Services segment as a result of our fourth quarter operating segment changes. The Ancillary Services were combined with the historical Processing Solutions segment. None of these reclassifications have an impact on our consolidated operations results, cash flows or financial position.
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
Emerging Growth Company Status and Smaller Reporting Company Status
The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012. The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of its initial public offering (“IPO”), (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. The Company will lose its EGC status on December 31, 2022, as this will represent the last day of the fiscal year following the fifth anniversary of our first Form S-1, which was filed in August 2017.
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
New Accounting Pronouncements
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology to reflect expected credit losses. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date to be performed based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the effect of this accounting standard on its condensed consolidated financial statements.
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
PerfX Wireline Services (“PerfX”) Acquisition
On July 8, 2021, the Company acquired the assets of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX, the Company significantly expanded its scale and scope of the existing wireline business. The financial results of PerfX are included within the Wireline Services reporting segment.
The aggregate consideration was $20.1 million, which included 1,000,000 shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that will be issued by the Company on the 12-month anniversary of the acquisition date. The Secured Promissory Note bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. Refer to “Note 10 — Debt” for further details related to the Secured Promissory Note. The Company finalized the purchase price allocation in the fourth quarter of 2021.
The Company reported revenue and an operating loss during the three months ended March 31, 2022 of approximately $24.5 million and $2.1 million, respectively.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur. The Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of March 31, 2022. The Company finalized the purchase price allocation in the fourth quarter of 2021.
The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Cash	$1.0
Accounts receivable	4.6
Inventory	2.4
Prepaid and other current assets	0.1
Operating leases, right-of-use asset	1.1
Property and equipment	18.4
Total assets acquired	27.6
Accounts payable	5.4
Accrued expenses	1.0
Operating lease right-of-use obligation	1.1
Total liabilities assumed	7.5
Allocated purchase price	$20.1
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
All assets associated with the Basic Acquisition, were recorded at their fair value based on a preliminary purchase price allocation. The purchase price allocation has not been finalized due to additional items to be settled that the Company expects to be immaterial to the financial statements. The Company used the market approach to value as of the closing date, October 1, 2021, to apply fair values to the assets purchased based on the selling price of similar assets. As a result of comparing the purchase price to the fair value of the assets acquired, a $37.2 million bargain purchase gain, net of tax, was recognized in year ended December 31, 2021. The bargain purchase gain is primarily attributable Basic’s distressed financial position and lack of financing options available to avoid liquidation. The Company reported revenue and operating income during the three months ended March 31, 2022 of approximately $42.2 million and $7.5 million, respectively.
The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Property and equipment	$89.5
Total assets acquired	89.5
Finance lease obligations	3.9
Bargain purchase deferred tax liability	10.8
Total liabilities assumed	14.7
Net assets acquired	74.8
Bargain purchase	37.2
Purchase price	$37.6

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	March 31, 2022	December 31, 2021
High specification rigs	20	$144.8	$145.4
High specification rigs machinery and equipment	5 - 10	45.8	47.8
Wireline services machinery and equipment	5 - 10	52.5	53.1
Processing solutions and ancillary services machinery and equipment	3 - 30	77.7	78.0
Vehicles	3 - 15	53.0	52.7
Other property and equipment	5 - 25	23.3	31.2
Property and equipment		397.1	408.2
Less: accumulated depreciation		(149.2)	(140.5)
Construction in progress		2.6	2.9
Property and equipment, net		$250.5	$270.6
Depreciation expense was $11.4 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively.
Note 5 — Assets Held for Sale
Assets held for sale includes the net book value of excess assets acquired as part of the Basic Acquisition that the Company plans to sell within the next 12 months. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell. The Company intends to sell the excess assets to fund repayment of the Eclipse M&E Term Loan and the Eclipse Term Loan B. Refer to “Note 10 — Debt” for further details related to the Eclipse M&E Term Loan and the Eclipse Term Loan B.
As of March 31, 2022, the Company classified land and building assets and supporting equipment, within our High Specification Rigs and Processing Solutions and Ancillary Services segments and being actively marketed, as held for sale. During the three months ended March 31, 2022, the Company did not record any gain or loss to assets held for sale as the carrying value was less than fair value less estimated costs to sell. Assets held for sale at March 31, 2022 consisted of the following (in millions):

March 31, 2022
Land and buildings	$4.4
Other PP&E	1.3
Assets held for sale	$5.7
Note 6 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2022	December 31, 2021
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(3.8)	(3.6)
Intangible assets, net		$7.6	$7.8
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021 respectfully. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Amount
2023	$0.7
2024	0.7
2025	0.7
2026	0.7
2027	0.8
Thereafter	4.0
Total	$7.6
Note 7 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2022	December 31, 2021
Accrued payables	$12.6	$12.5
Accrued compensation	8.3	12.7
Accrued taxes	1.8	2.1
Accrued insurance	1.7	3.0
Accrued expenses	$24.4	$30.3

Note 8 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to seven years, included in operating lease costs in the table below. The operating leases are included in operating leases, right-of-use assets, other current liabilities and operating leases, right-of-use obligations in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three months ended March 31, 2022 and 2021 and 2021, are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Short-term lease costs	$2.5	$0.3
Operating lease cost	$0.6	$0.3
Operating cash outflows from operating leases	$0.5	$0.3

Weighted average remaining lease term	5.0 years	5.9 years
Weighted average discount rate	8.9%	8.5%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2023	$1.4
2024	1.4
2025	1.4
2026	1.4
2027	1.3
Thereafter	1.2
Total future minimum lease payments	8.1
Less: amount representing interest	(1.3)
Present value of future minimum lease payments	6.8
Less: current portion of operating lease obligations	(1.2)
Long-term portion of finance lease obligations	$5.6

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
Lease costs and other information related to finance leases for the three months ended March 31, 2022 and 2021, are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Amortization of finance leases	$0.5	$0.8
Interest on lease liabilities	$0.1	$0.1
Financing cash outflows from finance leases	$1.2	$0.8

Weighted average remaining lease term	1.4 years	3.0 years
Weighted average discount rate	1.9%	6.2%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2023	$4.7
2024	2.2
2025	0.5
Total future minimum lease payments	7.4
Less: amount representing interest	(0.4)
Present value of future minimum lease payments	7.0
Less: current portion of finance lease obligations	(4.4)
Long-term portion of finance lease obligations	$2.6
Note 9 — Other Financing Liabilities
During the year ended December 31, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently leased back the property. The Company received cash of $12.1 million from the sale and the lease has a 15 year term with an annual rent escalation of two percent per annum.
During the year ended December 31, 2021, the Company entered into an agreement to sell certain of other fixed assets and subsequently leased back such assets. The Company received cash of $3.5 million to be paid over 18 to 60 months.
These sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.
As of March 31, 2022, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending March 31,	Total
2023	$1.1
2024	0.6
2025	0.6
2026	0.7
2027	0.7
Thereafter	9.5
Total future minimum lease payments	$13.2

Note 10 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	March 31, 2022	December 31, 2021
Eclipse Revolving Credit Facility	44.8	27.0
Eclipse M&E Term Loan, net	12.0	12.2
Eclipse Term Loan B	10.7	11.9
Secured Promissory Note	8.3	10.4
Installment Purchases	0.9	1.0
Total Debt	76.7	62.5
Current portion of long-term debt	(61.1)	(44.1)
Long term-debt, net	$15.6	$18.4
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of March 31, 2022.
On January 7, 2022, the Company entered into the First Amendment to Loan and Security Agreement (the Eclipse Loan and Security Agreement, as amended by the First Amendment, the “Amended Loan Agreement”) with EBC and Eclipse Business Capital SPV, LLC, which increased the Maximum Revolving Credit Facility Amount (as defined in the Amended Loan Agreement) to $65.0 million, among other things.
Revolving Credit Facility
The Revolving Credit Facility was drawn in part on September 27, 2021, to repay the indebtedness under the existing EBC Credit Facility, which was terminated in connection with such repayment, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Revolving Credit Facility, which is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Revolving Credit Facility, the total loan capacity was $51.2 million, which was based on a borrowing base certificate in effect as of March 31, 2022. The Company had outstanding borrowings of $44.8 million under the Revolving Credit Facility, leaving a residual $6.4 million available for borrowings as of March 31, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to 5% in excess of the LIBOR Rate and 4% in excess of the Base Rate through April 1, 2022. The weighted average interest rate for the loan was 6.0% for the three months ended March 31, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other assets in the Condensed Consolidated Balance Sheets. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2022 were $1.6 million.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $12.3 million where the monthly principal installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 9.0% for the three months ended March 31, 2022. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.

The Company capitalized fees of $0.3 million associated with this M&E Term Loan Facility, which are included in the Consolidated Balance Sheets as a discount to the Long-term debt, net. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2022 were $0.3 million. The Company paid approximately $0.2 million on M&E Term Loan subsequent to March 31, 2022, where such cash was generated from the sale of certain assets under the M&E Term Loan.
Term Loan B
On October 1, 2021, the Term Loan B, was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 13.0% for the three months ended March 31, 2022.
On October 1, 2021, the Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of March 31, 2022 the principal balance outstanding was $11.0 million. Principal payments are generated from the proceeds from the sale of Basic assets, and may not be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, current portion. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2022 were $0.3 million. The Company paid approximately $4.9 million on Term Loan B subsequent to March 31, 2022, where such cash was generated from the sale of Basic assets under the Term Loan B.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of March 31, 2022, the aggregate principal balance outstanding was $8.3 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024. The Company made a cash payment of $1.5 million payment in February 2022 on the Secured Promissory Note, where such cash was generated from the sale of assets with an attached lien.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.9 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Debt Obligations and Scheduled Maturities
As of March 31, 2022, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending March 31,	Total
2023	$61.4
2024	8.5
2025	2.5
2026	4.8
Total	$77.2
Note 11 — Equity
Series A Preferred Stock
On September 10, 2021, the Company consummated the private placement under the Securities Purchase Agreement, dated September 10, 2021, with certain accredited investors of 6.0 million newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for cash consideration in an aggregate amount of $42 million. The transaction closed on October 1, 2021 and in April 2022, the Preferred Stock automatically converted into shares of the

Company’s Class A Common Stock upon effectiveness of the registration statement filed on Form S-1 by the Company on March 31, 2022 (File No. 001-699-039).
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. As of March 31, 2022, there was an aggregate $2.5 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.5 years. Subsequent to March 31, 2022, the Company granted approximately 398,000 RSAs with an approximated aggregate value of $4.0 million.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. As of March 31, 2022, there was an aggregate $1.0 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.5 years. Subsequent to March 31, 2022, the Company granted approximately 72,000 PSUs (based on target).
Note 12 — Risk Concentrations
Customer Concentrations
For the three months ended March 31, 2022, two customers, Occidental Petroleum Corporation and Chevron, accounted for 11% and 10%, respectively, of the Company’s consolidated revenues. As of March 31, 2022, approximately 27% of the net accounts receivable balance was due from these two customers.
For the three months ended March 31, 2021, one customer, EOG Resources, accounted for 24% of the Company’s consolidated revenues. As of March 31, 2021, approximately 12% of the accounts receivable balance was due from this customer.
Note 13 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2022 and 2021 was 22.5% and (5.4)%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
As a result of the initial public offering and subsequent reorganization, the Company recorded a deferred tax asset. However, a valuation allowance (“VA”) has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized. The VA is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
Total income tax expense for the three months ended March 31, 2022 and 2021 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the release of the valuation allowance on deferred tax assets, the impact of permanent differences between book and taxable income, and income attributable to noncontrolling interest that is not subject to federal income taxes.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2022, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2019, 2018, 2017 and 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2022, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2022, there were no material tax impacts to the Condensed Consolidated Financial Statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.1 million as of

March 31, 2022 and was included in Accrued expenses on the Condensed Consolidated Balance Sheet. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
Note 14 — Loss per Share
Loss per share is based on the amount of net loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute loss per share were as follows (in millions, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Loss (numerator):
Basic:
Net loss attributable to Ranger Energy Services, Inc.	$(5.7)	$(4.6)
Net loss attributable to Class A Common Stock	$(5.7)	$(4.6)

Diluted:
Net loss attributable to Ranger Energy Services, Inc.	$(5.7)	$(4.6)
Net loss attributable to Class A Common Stock	$(5.7)	$(4.6)

Weighted average shares (denominator):
Weighted average number of shares - basic	18,472,909	8,581,642
Weighted average number of shares - diluted	18,472,909	8,581,642

Basic loss per share	$(0.31)	$(0.54)
Diluted loss per share	$(0.31)	$(0.54)
During the three months ended March 31, 2022 and 2021, the Company excluded approximately 0.7 million and 0.9 million of equity-based awards, respectively, in calculating diluted loss per share, as the effect was anti-dilutive. During the three months ended March 31, 2022 and 2021, the Company excluded 6.0 million shares of Series A Preferred Stock issuable upon an effective registration statement and 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock, respectively, in calculating diluted loss per share, as the effect was anti-dilutive.
Note 15 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
Note 16 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services and Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Condensed Consolidated Financial Statements. The CODM evaluates the segments’ operating performance based on multiple measures including Operating income, Adjusted EBITDA, rig hours and state counts. The tables below present the operating income measurement, as the Company believes this is most consistent with the principals used in measuring the Condensed Consolidated Financial Statements.
The following is a description of each operating segment:
High Specification Rigs. Provides high-spec well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
Wireline Services.  Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production and pump down lines of business.

Processing Solutions and Ancillary Services.  Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics hauling, processing solutions, as well as snubbing and coil tubing.
Other. The Company incurs costs, indicated as Other, that are not allocable to any of the operating segments or lines of business and include corporate general and administrative expenses as well as depreciation of office furniture and fixtures and other corporate assets.
Segment information as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2022
Revenues	$64.9	$38.6	$20.1	$—	$123.6
Cost of services	50.8	40.4	16.8	—	108.0
Depreciation and amortization	6.4	2.7	2.0	0.5	11.6
Operating income (loss)	7.7	(4.5)	1.3	(9.7)	(5.2)
Interest expense, net	—	—	—	2.1	2.1
Net income (loss)	7.7	(4.5)	1.3	(10.2)	(5.7)
Capital expenditures	$1.2	$0.9	$0.3	$—	$2.4

	As of March 31, 2022
Property and equipment, net	$133.7	$38.3	$61.0	$17.5	$250.5
Total assets	$210.5	$60.3	$96.1	$27.6	$394.5

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2021
Revenues	$21.7	$12.1	$4.5	$—	$38.3
Cost of services	19.0	11.3	3.8	—	34.1
Depreciation and amortization	4.8	1.2	1.6	0.4	8.0
Operating income (loss)	(2.1)	(0.4)	(0.9)	(3.9)	(7.3)
Interest expense, net	—	—	—	0.6	0.6
Net income (loss)	(2.1)	(0.4)	(0.9)	(4.9)	(8.3)
Capital expenditures	$1.0	$0.2	$—	$—	$1.2

	As of December 31, 2021
Property and equipment, net	$140.4	$41.5	$63.3	$25.4	$270.6
Total assets	$203.9	$60.3	$91.9	$37.0	$393.1
Note 17 — Subsequent Events
Series A Preferred Stock
On September 10, 2021, the Company consummated the private placement under the Securities Purchase Agreement, dated September 10, 2021, with certain accredited investors of 6.0 million newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for cash consideration in an aggregate amount of $42 million. On April 18, 2022, the Preferred Stock were automatically converted into shares of the Company’s Class A Common Stock upon effectiveness of the registration statement filed on Form S-1 by the Company on March 31, 2022 (File No. 001-699-039).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under Part II, Item 1A.-“Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2021 (our “Annual Report”). We assume no obligation to update any of these forward-looking statements. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. (“Ranger, Inc.”) and its consolidated subsidiaries.
How We Evaluate Our Operations
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Recent Events and Outlook
Significant progress has been made to combat COVID-19 and its multiple variants, however, it remains a global challenge and continues to have an impact on our financial results. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel, customer activity and third-party providers. While commodity prices, as well as our stock price and operational activity, have improved during the quarter ended March 31, 2022, we expect this global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer.
The U.S. government implemented a number of programs in the early wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.1 million as of March 31, 2022 under the CARES Act, which will become due on December 31, 2022.
In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months.

Financial Metrics
How We Generate Revenues
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax provision (benefit), depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain and loss on disposal of assets, legal fees and settlements, and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information.

	Three Months Ended
	March 31,		Variance
	2022	2021	$	%
Revenues
High specification rigs	$64.9	$21.7	$43.2	199%
Wireline services	38.6	12.1	26.5	219%
Processing solutions and ancillary services	20.1	4.5	15.6	347%
Total revenues	123.6	38.3	85.3	223%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	50.8	19.0	31.8	167%
Wireline services	40.4	11.3	29.1	258%
Processing solutions and ancillary services	16.8	3.8	13.0	342%
Total cost of services	108.0	34.1	73.9	217%
General and administrative	9.2	3.5	5.7	163%
Depreciation and amortization	11.6	8.0	3.6	45%
Gain on sale of assets	—	—	—	100%
Total operating expenses	128.8	45.6	83.2	182%

Operating loss	(5.2)	(7.3)	2.1	(29)%

Other expenses
Interest expense, net	2.1	0.6	1.5	250%
Total other expenses	2.1	0.6	1.5	250%

Loss before income tax expense	(7.3)	(7.9)	0.6	(8)%
Tax (benefit) expense	(1.6)	0.4	(2.0)	(500)%
Net loss	$(5.7)	$(8.3)	$2.6	(31)%
Revenues. Revenues for the three months ended March 31, 2022 increased $85.3 million, or 223%, to $123.6 million from $38.3 million for the three months ended March 31, 2021. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenues for the three months ended March 31, 2022 increased $43.2 million, or 199%, to $64.9 million from $21.7 million for the three months ended March 31, 2021. The increase in rig services revenue included a 161% increase in total rig hours to 112,500 for the three months ended March 31, 2022 from 43,200 for the three months ended March 31, 2021. The average revenue per rig hour increased 17% to $577 for the three months ended March 31, 2022 from $493 for the three months ended March 31, 2021. Of the total segment revenue increase, $32.7 million is attributable to the assets acquired in the Basic Acquisition. The increase in revenue, rig hours and average revenue per rig hour is also related to increased crude oil pricing and industry activity.
Wireline Services. Wireline Services revenues for the three months ended March 31, 2022 increased $26.5 million, or 219%, to $38.6 million from $12.1 million for the three months ended March 31, 2021. The increased wireline services revenue was primarily attributable to completion services which included a 163% increase in completed stage count to 7,400 for the three months ended March 31, 2022 from 2,800 for the three months ended March 31, 2021 related to completion services. The increase in wireline services revenue included a 133% increase in average active wireline units to fourteen units for the three months ended March 31, 2022 from six units for the three months ended March 31, 2021. Of the segment revenue, $7.3 million and $24.5 million are attributable to the assets acquired in the Patriot and PerfX Acquisitions, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenues for the three months ended March 31, 2022 increased $15.6 million, or 347%, to $20.1 million from $4.5 million for the three months ended March 31, 2021. Of the total segment revenue increase, $9.5 million is attributable to the Basic Acquisition. The increase in processing solutions and ancillary services is primarily attributable to a $5.5 million increase in both of our equipment rentals and plugging and abandonment services to $6.0 million and $5.7 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services (exclusive of depreciation and amortization) for the three months ended March 31, 2022 increased $73.9 million, or 217%, to $108.0 million from $34.1 million for the three months ended March 31, 2021. As a percentage of revenue, cost of services was 87% and 89% for the three months ended March 31, 2022 and 2021, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended March 31, 2022 increased $31.8 million, or 167% to $50.8 million from $19.0 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in variable expenses, notably employee costs and fuel costs, which amounted to $18.3 million and $2.9 million, respectively. Additionally, the increase corresponds with the increase in rig hours and revenues. Of the segment cost of services, $25.0 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services for the three months ended March 31, 2022 increased $29.1 million, or 258%, to $40.4 million from $11.3 million for the three months ended March 31, 2021. The increase was primarily attributable to increased employee costs due to the acquisitions of PerfX and Patriot, and, to a lesser extent, maintenance costs. Of the total segment cost of services, $26.6 million and $6.4 million is attributable to the assets acquired in the PerfX and Patriot Acquisitions, respectively, whereas the increased maintenance costs amounted to $1.6 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended March 31, 2022 increased $13.0 million, or 342%, to $16.8 million from $3.8 million for the three months ended March 31, 2021. The increase was primarily attributable to increased employee costs with the upturn in operational activity, which amounted to $6.2 million. Of the segment cost of services increase, $9.8 million is attributable to the Basic Acquisition.
General & Administrative. General and administrative expenses for the three months ended March 31, 2022 increased $5.7 million, or 163%, to $9.2 million from $3.5 million. The increase in general and administrative expenses is primarily due to corporate employee costs and increased professional fees during three months ended March 31, 2022.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2022 increased $3.6 million, or 45%, to $11.6 million from $8.0 million for the three months ended March 31, 2021. The increase was attributable to assets acquired through the business combinations during the last half of the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the three months ended March 31, 2021.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2022 increased $1.5 million, or 250%, to $2.1 million from $0.6 million for the three months ended March 31, 2021. The increase to net interest expense was attributable to the increased principal balance on our Revolving Credit Facility (as defined below), higher interest rates on each tranche of the Loan and Security Agreement that closed on September 27, 2021, and interest paid on the Secured Promissory Note issued in connection with the PerfX Acquisition.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, acquisition-related and severance costs, gain or loss on disposal of assets, legal fees and settlements, and other non-cash and certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended March 31, 2022
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$7.7	$(4.5)	$1.3	$(10.2)	$(5.7)
Interest expense, net	—	—	—	2.1	2.1
Tax (benefit) expense	—	—	—	(1.6)	(1.6)
Depreciation and amortization	6.4	2.7	2.0	0.5	11.6
Equity based compensation	—	—	—	0.8	0.8
Gain on disposal of property and equipment	—	—	—	(1.0)	(1.0)
Severance and reorganization costs	—	—	—	—	—
Acquisition related costs	—	—	—	3.2	3.2
Legal fees and settlements	—	—	—	0.2	0.2
Adjusted EBITDA	$14.1	$(1.8)	$3.3	$(6.0)	$9.6

	Three Months Ended March 31, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$(2.1)	$(0.4)	$(0.9)	$(4.9)	$(8.3)
Interest expense, net	—	—	—	0.6	0.6
Tax (benefit) expense	—	—	—	0.4	0.4
Depreciation and amortization	4.8	1.2	1.6	0.4	8.0
Equity based compensation	—	—	—	0.9	0.9
Gain on disposal of property and equipment	—	—	—	(0.4)	(0.4)
Severance and reorganization costs	—	—	—	(1.4)	(1.4)
Acquisition related costs	—	—	—	—	—
Legal fees and settlements	—	—	—	—	—
Adjusted EBITDA	$2.7	$0.8	$0.7	$(4.4)	$(0.2)

	Variance ($)
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$9.8	$(4.1)	$2.2	$(5.3)	$2.6
Interest expense, net	—	—	—	1.5	1.5
Tax (benefit) expense	—	—	—	(2.0)	(2.0)
Depreciation and amortization	1.6	1.5	0.4	0.1	3.6
Equity based compensation	—	—	—	(0.1)	(0.1)
Gain on disposal of property and equipment	—	—	—	(0.6)	(0.6)
Severance and reorganization costs	—	—	—	1.4	1.4
Acquisition related costs	—	—	—	3.2	3.2
Legal fees and settlements	—	—	—	0.2	0.2
Adjusted EBITDA	$11.4	$(2.6)	$2.6	$(1.6)	$9.8

Adjusted EBITDA for the three months ended March 31, 2022 increased $9.8 million to income of $9.6 million from a loss of $0.2 million for the three months ended March 31, 2021. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2022 increased $11.4 million to $14.1 million from $2.7 million for the three months ended March 31, 2021, primarily due to increased revenues of $43.2 million, partially offset by a corresponding increase in cost of services of $31.8 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended March 31, 2022 decreased $2.6 million to a loss of $1.8 million from income of $0.8 million for the three months ended March 31, 2021, primarily due to an increase in cost of services of $29.1 million, offset by increased revenues of $26.5 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended March 31, 2022 increased $2.6 million to $3.3 million from $0.7 million for the three months ended March 31, 2021, due to increased revenues of $15.6 million, offset by a corresponding increase in cost of services of $13.0 million.
Other. Other Adjusted EBITDA for the three months ended March 31, 2022 decreased $1.6 million to a loss of $6.0 million from a loss of $4.4 million for the three months ended March 31, 2021. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our EBC Credit Facility. As of March 31, 2022, we had total liquidity of $10.2 million, consisting of $3.8 million of cash on hand and availability under our Revolving Credit Facility of $6.4 million.
As of March 31, 2022, our borrowing base under the Revolving Credit Facility was $51.2 million compared to $19.8 million and $45.0 million as of March 31, 2021 and December 31, 2021, respectively, as a result of increased operational activity and accounts receivable balances. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “— Our Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
Net cash used in operating activities	$(12.1)	$(1.9)	$(10.2)	537%
Net cash provided by investing activities	5.0	—	5.0	100%
Net cash provided by financing activities	10.3	0.6	9.7	1,617%
Net change in cash	$3.2	$(1.3)	$4.5	(346)%
Operating Activities
Net cash used in operating activities increased $10.2 million to cash used of $12.1 million for three months ended March 31, 2022 compared to cash used of $1.9 million for the three months ended March 31, 2021. The change in cash flows from operating activities is primarily attributable to a decrease in gross margins and operating income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The use of working capital cash increased $6.3 million to $8.6 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021.
Investing Activities
Net cash provided by investing activities increased $5.0 million from no cash provided, nor used in, investing activities for the three months ended March 31, 2021. The change in cash flows from investing activities is attributable to the significant asset sales that took place during the three months ended March 31, 2022, partially offset by the fixed asset additions.

Financing Activities
Net cash provided by financing activities increased $9.7 million from cash provided of $0.6 million for the three months ended March 31, 2021 compared to cash provided of $10.3 million for the three months ended March 31, 2022. The change in cash flows from financing activities is attributable to increased net borrowings of $16.8 million to fund working capital obligations.
Supplemental Disclosures
During the three months ended March 31, 2022, the Company added fixed assets of $0.8 million in finance leased assets, within our High-Spec Rigs and Wireline segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $11.7 million as of March 31, 2022, compared to $2.5 million as of December 31, 2021. The increased accounts receivable and contract assets, coupled with assets considered to be held for sale led to the working capital increase, however was partially offset by increased net borrowings under the EBC Revolving Credit Facility.
Our Debt Agreements
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of March 31, 2022.
On January 7, 2022, the Company entered into the First Amendment to Loan and Security Agreement (the Eclipse Loan and Security Agreement, as amended by the First Amendment, the “Amended Loan Agreement”) with EBC and Eclipse Business Capital SPV, LLC, which increased the Maximum Revolving Facility Amount (as defined in the Amended Loan Agreement) to $65.0 million, among other things.
Revolving Credit Facility
The Revolving Credit Facility was drawn in part on September 27, 2021, to repay the indebtedness under the existing Credit Facility, which was terminated in connection with such repayment, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Revolving Credit Facility, which is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Revolving Credit Facility, the total loan capacity was $51.2 million, which was based on a borrowing base certificate in effect as of March 31, 2022. The Company had outstanding borrowings of $44.8 million under the Revolving Credit Facility, leaving a residual $6.4 million available for borrowings as of March 31, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to 5% in excess of the LIBOR Rate and 4% in excess of the Base Rate through April 1, 2022. The weighted average interest rate for the loan was 6.0% for the three months ended March 31, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other assets in the Condensed Consolidated Balance Sheets. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2022 were $1.6 million.

M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $12.3 million where the monthly principal installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 9.0% for the three months ended March 31, 2022. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
The Company capitalized fees on $0.3 million associated with this M&E Term Loan Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, net. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2022 were $0.3 million.
Term Loan B
On October 1, 2021, the Term Loan B, was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 13.0% for the three months ended March 31, 2022.
On October 1, 2021, the Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of March 31, 2022 the principal balance outstanding was $11.0 million. Principal payments are generated from the proceeds from the sale of Basic assets, and may not be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, current portion. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of March 31, 2022 were $0.3 million. The Company paid approximately $4.9 million on Term Loan B subsequent to March 31, 2022, where such cash was generated from the sale of Basic assets under the Term Loan B.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of March 31, 2022, the aggregate principal balance outstanding was $8.3 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024. The Company made a cash payment of $1.5 million payment in February 2022 on the Secured Promissory Note, where such cash was generated from the sale of assets with an attached lien.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.9 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Tax Receivable Agreement (“TRA”)
During the year ended December 31, 2021, the Company entered into a definitive agreement with affiliates of CSL Capital Management (“CSL”) and Bayou Holdings (“Bayou”) to terminate the TRA (the “Tax Receivable Agreement”). In consideration of the TRA Termination Agreement, the Company issued an aggregate of 376,185 shares of Class A Common Stock of the Company to affiliates of CSL Capital Management and Bayou Holdings.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2021.
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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through March 31, 2022, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook”
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of March 31, 2022, we had $44.8 million outstanding under our Revolving Credit Facility, with a weighted average interest rate of 6.0%. As of March 31, 2022, the aggregate principal balance outstanding under the M&E Term Loan was $12.3 million, with a weighted average interest rate of 9.0%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $0.7 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2022, the top three trade receivable balances represented approximately 17%, 10%, and 9%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 19%, 17% and 16%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 21%, 12%, and 9%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 34%, 10%, and 7%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2022 due to the material weakness identified during the year ended December 31, 2021.
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

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
On February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.
Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:
•blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
•blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.
In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.
We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this prospectus.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2022.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	97,384	10.75	—	—
Total	97,384	$10.75	—	—
_________________________
(1)    Total number of shares repurchased during the first quarter of 2022 consists of 97,384 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the 2017 Plan.

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
10.1
First Amendment to the Loan and Security Agreement, dated January 7, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on January 13, 2022)

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

Ranger Energy Services, Inc.

/s/ J. Brandon Blossman	April 29, 2022
J. Brandon Blossman	Date
Chief Financial Officer
(Principal Financial Officer)