Form 10-Q
period 2022-06-30
Ranger Energy Services, Inc.
filed 2022-08-03
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, the registrant had 24,817,028 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$5.1	$0.6
Accounts receivable, net	84.5	80.8
Contract assets	27.5	13.0
Inventory	4.2	2.5
Prepaid expenses	3.3	8.3
Assets held for sale	5.2	—
Total current assets	129.8	105.2

Property and equipment, net	238.0	270.6
Intangible assets, net	7.4	7.8
Operating leases, right-of-use assets	6.9	6.8
Other assets	3.5	2.7
Total assets	$385.6	$393.1

Liabilities and Stockholders' Equity
Accounts payable	$26.9	$20.7
Accrued expenses	30.3	30.3
Other financing liability, current portion	0.9	2.2
Long-term debt, current portion	42.3	44.1
Other current liabilities	5.1	5.4
Total current liabilities	105.5	102.7

Operating leases, right-of-use obligations	6.1	5.8
Other financing liability	12.0	12.5
Long-term debt, net	14.2	18.4
Other long-term liabilities	4.7	5.0
Total liabilities	142.5	144.4

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022; 6,000,001 shares issued and outstanding as of December 31, 2021	—	0.1
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,268,856 shares issued and 24,717,028 shares outstanding as of June 30, 2022; 18,981,172 shares issued and 18,429,344 shares outstanding as of December 31, 2021	0.3	0.2
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of June 30, 2022 and December 31, 2021	(3.8)	(3.8)
Accumulated deficit	(14.1)	(8.0)
Additional paid-in capital	260.7	260.2
Total stockholders' equity	243.1	248.7
Total liabilities and stockholders' equity	$385.6	$393.1
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
High specification rigs	$76.0	$29.0	$140.9	$50.7
Wireline services	49.5	15.6	88.1	27.7
Processing solutions and ancillary services	28.1	5.4	48.2	9.9
Total revenues	153.6	50.0	277.2	88.3

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	61.8	24.0	112.6	43.0
Wireline services	45.2	15.1	85.6	26.4
Processing solutions and ancillary services	23.0	5.0	39.8	8.8
Total cost of services	130.0	44.1	238.0	78.2
General and administrative	12.2	6.2	21.4	9.7
Depreciation and amortization	11.4	8.2	23.0	16.2
Impairment of fixed assets	1.1	—	1.1	—
Loss on sale of assets	1.1	—	1.1	—
Total operating expenses	155.8	58.5	284.6	104.1

Operating loss	(2.2)	(8.5)	(7.4)	(15.8)

Other (income) expenses
Interest expense, net	1.8	0.7	3.9	1.3
Gain on bargain purchase, net of tax	(2.8)	—	(2.8)	—
Total other (income) expenses	(1.0)	0.7	1.1	1.3

Loss before income tax (benefit) expense	(1.2)	(9.2)	(8.5)	(17.1)
Tax (benefit) expense	(0.8)	(0.1)	(2.4)	0.3
Net loss	(0.4)	(9.1)	(6.1)	(17.4)
Less: Net loss attributable to noncontrolling interests	—	(3.5)	—	(7.2)
Net loss attributable to Ranger Energy Services, Inc.	$(0.4)	$(5.6)	$(6.1)	$(10.2)

Loss per common share
Basic	$(0.02)	$(0.59)	$(0.29)	$(1.13)
Diluted	$(0.02)	$(0.59)	$(0.29)	$(1.13)
Weighted average common shares outstanding
Basic	23,581,466	9,523,127	21,041,300	9,055,077
Diluted	23,581,466	9,523,127	21,041,300	9,055,077
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Quantity		Amount		Quantity		Amount
Shares, Series A Preferred Stock
Balance, beginning of period	6,000,001	—	$0.1	$—	6,000,001	—	$0.1	$—
Shares converted to Class A Common Stock	(6,000,001)	—	(0.1)	—	(6,000,001)	—	(0.1)	—
Balance, end of period	—	—	$—	$—	—	—	$—	$—

Shares, Class A Common Stock
Balance, beginning of period	19,223,189	9,329,306	$0.2	$0.1	18,981,172	9,093,743	$0.2	$0.1
Issuance of shares under share-based compensation plans	60,366	123,672	—	—	399,767	456,748	—	—
Shares withheld for taxes on equity transactions	(14,700)	(26,590)	—	—	(112,084)	(124,103)	—	—
Issuance of shares from Series A Preferred Stock conversion	6,000,001	—	0.1	—	6,000,001	—	0.1	—
Issuance in connection with acquisitions	—	1,256,000	—	—	—	1,256,000	—	—
Balance, end of period	25,268,856	10,682,388	$0.3	$0.1	25,268,856	10,682,388	$0.3	$0.1

Shares, Class B Common Stock
Balance, beginning of period	—	6,866,154	$—	$0.1	—	6,866,154	$—	$0.1
Balance, end of period	—	6,866,154	$—	$0.1	—	6,866,154	$—	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(13.7)	$(23.0)			$(8.0)	$(18.4)
Net income (loss) attributable to controlling interest			(0.4)	(5.6)			(6.1)	(10.2)
Balance, end of period			$(14.1)	$(28.6)			$(14.1)	$(28.6)

Additional paid-in capital
Balance, beginning of period			$259.9	$125.0			$260.2	$123.9
Equity based compensation			0.9	0.9			1.7	1.8
Shares withheld for taxes on equity transactions			(0.1)	(0.2)			(1.2)	(0.7)
Share issuance for acquisitions			—	7.7			—	7.7
Impact of transactions affecting noncontrolling interest			—	6.1			—	6.8
Balance, end of period			$260.7	$139.5			$260.7	$139.5

Total controlling interest shareholders’ equity
Balance, beginning of period			$242.7	$98.4			$248.7	$101.9
Net income (loss) attributable to controlling interest			(0.4)	(5.6)			(6.1)	(10.2)
Equity based compensation			0.9	0.9			1.7	1.8
Shares withheld for taxes on equity transactions			(0.1)	(0.2)			(1.2)	(0.7)
Share issuance for acquisition			—	7.7			—	7.7
Shares converted to Class A Common Stock			(0.1)	—			(0.1)	—
Issuance of shares from Series A Preferred Stock conversion			0.1	—			0.1	—
Impact of transactions affecting noncontrolling interest			—	6.1			—	6.8
Balance, end of period			$243.1	$107.3			$243.1	$107.3

Noncontrolling interest
Balance, beginning of period			$—	$78.5			$—	$82.9
Net loss attributable to noncontrolling interest			—	(3.5)			—	(7.2)
Impact of transactions affecting noncontrolling interest			—	(6.1)			—	(6.8)
Balance, end of period			$—	$68.9			$—	$68.9

Total Stockholders' Equity
Balance, beginning of period			$242.7	$176.9			$248.7	$184.8
Net income (loss)			(0.4)	(9.1)			(6.1)	(17.4)
Equity based compensation			0.9	0.9			1.7	1.8
Shares withheld for taxes on equity transactions			(0.1)	(0.2)			(1.2)	(0.7)
Issuance of Class A Common Stock to related party			—	7.7			—	7.7
Shares converted to Class A Common Stock			(0.1)	—			(0.1)	—
Issuance of shares from Series A Preferred Stock conversion			0.1	—			0.1	—
Balance, end of period			$243.1	$176.2			$243.1	$176.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(6.1)	$(17.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23.0	16.2
Equity based compensation	1.7	1.8
Loss on disposal of property and equipment	1.1	0.1
Impairment of fixed assets	1.1	—
Gain on bargain purchase, net of tax	(2.8)	—
Other expense, net	0.6	1.0
Changes in operating assets and liabilities, net effects of business acquisitions
Accounts receivable	(3.7)	(6.8)
Contract assets	(14.5)	(1.9)
Inventory	(1.7)	0.4
Prepaid expenses and other current assets	5.0	(1.0)
Other assets	(1.2)	0.8
Accounts payable	6.2	2.4
Accrued expenses	—	0.7
Other current liabilities	(0.2)	(0.5)
Other long-term liabilities	(0.7)	0.1
Net cash provided by (used in) operating activities	7.8	(4.1)

Cash Flows from Investing Activities
Purchase of property and equipment	(5.7)	(1.8)
Proceeds from disposal of property and equipment	13.9	0.4
Purchase of businesses, net of cash received	—	(3.5)
Net cash provided by (used in) investing activities	8.2	(4.9)

Cash Flows from Financing Activities
Borrowings under Credit Facility	283.3	20.6
Principal payments on Credit Facility	(276.4)	(18.4)
Principal payments on Eclipse M&E Term Loan	(0.8)	—
Principal payments under Eclipse Term Loan B	(9.4)	—
Principal payments on Secured Promissory Note	(2.7)	—
Principal payments on financing lease obligations	(2.3)	(2.2)
Principal payments on other financing liabilities	(1.8)	—
Shares withheld on equity transactions	(1.2)	(0.7)
Payments on Installment Purchases	(0.2)	(0.3)
Principal payments on Encina Master Financing Agreement	—	(5.0)
Proceeds from financing of sale-leasebacks	—	15.6
Net cash provided by (used in) financing activities	(11.5)	9.6

Increase in cash and cash equivalents	4.5	0.6
Cash and cash equivalents, Beginning of Period	0.6	2.8
Cash and cash equivalents, End of Period	$5.1	$3.4

Supplemental Cash Flow Information
Interest paid	$0.6	$0.9
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$—	$(1.1)
Additions to fixed assets through installment purchases and financing leases	$(2.0)	$(0.7)
Issuance of Class A Common Stock for acquisitions	$—	$(7.7)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” or the “Company”) is a provider of onshore high specification (“high-spec”) well service rigs and complementary services in the United States. The Company also provides an extensive range of well site services to leading United States (“U.S.”) exploration and production (“E&P”) companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
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
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, snubbing and coil tubing, plug and abandonment, logistics hauling, and processing solutions.
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
Investments in which the Company exercises control are consolidated and the noncontrolling interests of such investments, which are not attributable directly or indirectly to the Company are presented as a separate component of net income or loss and equity in the accompanying Condensed Consolidated Financial Statements. The Company had ownership interests in Ranger LLC, which was consolidated within the Company’s consolidated financial statements, but was not wholly owned by the Company through October 1, 2021. Pursuant to the TRA Termination Agreement (as defined herein) all noncontrolling interests in Ranger LLC were eliminated. Changes in the Company’s ownership interest in Ranger LLC, while it retains its controlling interest, are accounted for as equity transactions.
We have made certain reclassifications to our prior period operating revenue and cost of sales amounts due to the change in reportable segments whereby our Wireline and Ancillary Services were bifurcated from our historical Completion and Other

Services segment as a result of our fourth quarter 2021 operating segment changes. The Ancillary Services are now combined with the historical Processing Solutions segment. None of these reclassifications have an impact on our consolidated operating results, cash flows or financial position.
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
Emerging Growth Company Status and Smaller Reporting Company Status
The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company will remain an EGC until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of its initial public offering (“IPO”), (b) in which its total annual gross revenue is at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The Company will lose its EGC status on December 31, 2022, as this will represent the last day of the fiscal year following the fifth anniversary of our first Form S-1, which was filed in August 2017.
An EGC may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company has and will continue to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
The Company is also a “smaller reporting company” (“SRC”) as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as Amended. SRC’s means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a SRC and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. SRC status is determined on an annual basis.
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
PerfX Wireline Services (“PerfX”) Acquisition
On July 8, 2021, the Company acquired the assets of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX the Company significantly expanded its scale and scope of the existing wireline business. The financial results of PerfX are included within the Wireline Services reporting segment.
The aggregate consideration for the PerfX Acquisition was $20.1 million, which included 1,000,000 shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that was issued by the Company on July 8, 2022, the 12-month anniversary of the acquisition date.
The Secured Promissory Note bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. Refer to “Note 10 — Debt” for further details related to the Secured Promissory Note. The Company finalized the purchase price allocation in the fourth quarter of 2021.
The Company reported revenue and operating income during the three months ended June 30, 2022 of approximately $30.2 million and $0.3 million, respectively, and revenue and an operating loss of $54.7 million and $1.9 million for the six months ended June 30, 2022.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur. The Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of June 30, 2022. The Company finalized the purchase price allocation in the fourth quarter of 2021.
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
All assets associated with the Basic Acquisition, were recorded at their fair value based on a preliminary purchase price allocation. The purchase price allocation has not been finalized as the Company is taking a full inventory of fixed assets purchase through the Basic Acquisition. The Company used the market approach as of the closing date, October 1, 2021, to apply fair values to the assets purchased based on the selling price of similar assets. As a result of comparing the purchase price to the fair value of the assets acquired, the Company realized a $40.0 million bargain purchase gain, net of tax. The bargain purchase gain is primarily attributable Basic’s distressed financial position and lack of financing options available to avoid liquidation.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the closing date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one-year from the closing date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to the bargain purchase. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in the operating results in the period in which the adjustment is identified.
During the three and six months ended June 30, 2022, adjustments were made within the permitted measurement period that resulted in an increase to the bargain purchased recognized of $2.8 million, net of tax, due to updated information regarding facts and circumstances which existed as of the date of the business combination. The measurement period adjustments primarily impacted the bargain purchase gain and property and equipment.
The Company reported revenue and operating income during the three months ended June 30, 2022 of approximately $54.3 million and $11.3 million, respectively, and $96.5 million and $18.8 million for the six months ended June 30, 2022.
The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Property and equipment	$93.5
Total assets acquired	93.5
Finance lease obligations	3.9
Bargain purchase deferred tax liability	11.7
Total liabilities assumed	15.6
Net assets acquired	77.9
Bargain purchase	40.0
Purchase price	$37.9

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	June 30, 2022	December 31, 2021
High specification rigs	20	$134.8	$145.4
High specification rigs machinery and equipment	5 - 10	61.7	47.8
Wireline services machinery and equipment	5 - 10	53.8	53.1
Processing solutions and ancillary services machinery and equipment	3 - 30	67.0	78.0
Vehicles	3 - 15	46.3	52.7
Other property and equipment	5 - 25	24.9	31.2
Property and equipment		388.5	408.2
Less: accumulated depreciation		(153.9)	(140.5)
Construction in progress		3.4	2.9
Property and equipment, net		$238.0	$270.6
Depreciation expense was $11.3 million and $8.0 million for the three months ended June 30, 2022 and 2021, respectively and $22.7 million and $15.8 million for the six months ended June 30, 2022 and 2021.
Note 5 — Assets Held for Sale
Assets held for sale includes the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess assets acquired from the Basic Acquisition. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell. The Company intends to sell the excess assets to fund the repayments under the Eclipse Loan and Security Agreement. Refer to “Note 10 — Debt” for further details.
As of June 30, 2022, the Company classified land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, which are being actively marketed, as held for sale. During the three and six months ended June 30, 2022, the Company recorded an impairment of $1.1 million to assets held for sale as the carrying value exceeded the fair value less estimated costs to sell. Assets held for sale at June 30, 2022 consisted of the following (in millions):

June 30, 2022
Land and buildings	$4.5
Other PP&E	0.7
Assets held for sale	$5.2
Note 6 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2022	December 31, 2021
Customer relationships	10-18	$11.3	$11.4
Less: accumulated amortization		(3.9)	(3.6)
Intangible assets, net		$7.4	$7.8
Amortization expense was $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021 respectively and $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Amount
2023	$0.7
2024	0.7
2025	0.7
2026	0.7
2027	0.7
Thereafter	3.9
Total	$7.4
Note 7 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2022	December 31, 2021
Accrued payables	$13.4	$12.5
Accrued compensation	14.1	12.7
Accrued taxes	1.1	2.1
Accrued insurance	1.7	3.0
Accrued expenses	$30.3	$30.3
Note 8 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Operating leases, right-of-use assets, Other current liabilities and Operating leases, right-of-use obligations in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and six months ended June 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Short-term lease costs	$3.0	$0.5	$5.5	$0.8
Operating lease cost	$0.5	$0.5	$1.1	$0.8
Operating cash outflows from operating leases	$0.7	$0.4	$1.2	$0.7

Weighted average remaining lease term			4.8 years	5.1 years
Weighted average discount rate			9.0%	8.6%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2023	$1.1
2024	1.7
2025	1.7
2026	1.6
2027	1.5
Thereafter	1.3
Total future minimum lease payments	8.9
Less: amount representing interest	(1.5)
Present value of future minimum lease payments	7.4
Less: current portion of operating lease obligations	(1.3)
Long-term portion of finance lease obligations	$6.1

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
Lease costs and other information related to finance leases for the three and six months ended June 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of finance leases	$0.5	$0.8	$1.0	$1.6
Interest on lease liabilities	$0.3	$0.1	$0.4	$0.2
Financing cash outflows from finance leases	$1.1	$1.4	$2.3	$2.2

Weighted average remaining lease term			1.4 years	1.5 years
Weighted average discount rate			2.3%	3.5%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2023	$4.0
2024	2.0
2025	0.5
2026	0.1
Total future minimum lease payments	6.6
Less: amount representing interest	(0.4)
Present value of future minimum lease payments	6.2
Less: current portion of finance lease obligations	(3.7)
Long-term portion of finance lease obligations	$2.5
Note 9 — Other Financing Liabilities
During the three and six months ended June 30, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently leased back the property. The Company received cash of $12.1 million from the sale and the lease has a 15 year term with an annual rent escalation of two percent per annum.
During the three and six months ended June 30, 2021, the Company entered into an agreement to sell certain other fixed assets and subsequently leased back such assets. The Company received cash of $3.5 million to be paid over 18 to 60 months.
These sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.
As of June 30, 2022, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending June 30,	Total
2023	$0.9
2024	0.6
2025	0.7
2026	0.7
2027	0.8
Thereafter	9.2
Total future minimum lease payments	$12.9

Note 10 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	June 30, 2022	December 31, 2021
Eclipse Revolving Credit Facility	$33.9	$27.0
Eclipse M&E Term Loan, net	11.4	12.2
Eclipse Term Loan B	2.8	11.9
Secured Promissory Note	7.7	10.4
Installment Purchases	0.7	1.0
Total Debt	56.5	62.5
Current portion of long-term debt	(42.3)	(44.1)
Long term-debt, net	$14.2	$18.4
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of June 30, 2022.
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
Under the Revolving Credit Facility, the total loan capacity was $57.1 million , which was based on a borrowing base certificate in effect as of June 30, 2022. The Company had outstanding borrowings of $33.9 million under the Revolving Credit Facility, leaving a residual $23.2 million available for borrowings as of June 30, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5% in excess of the LIBOR Rate and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through July 1, 2022. The weighted average interest rate for the loan was approximately 5.5% for the six months ended June 30, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other assets in the Condensed Consolidated Balance Sheets. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2022 were $1.5 million.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $11.7 million where the monthly principal and interest installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 8.5% for the six months ended June 30, 2022. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.

The Company capitalized fees of $0.3 million associated with this M&E Term Loan Facility, which are included in the Consolidated Balance Sheets as a discount to the Long-term debt, net. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2022 were $0.3 million. The Company paid approximately $0.4 million on M&E Term Loan subsequent to June 30, 2022, where such cash was generated from the sale of certain assets under the M&E Term Loan.
Term Loan B
On October 1, 2021, Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 12.7% for the three months ended June 30, 2022.
On October 1, 2021, Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of June 30, 2022 the principal balance outstanding was $2.8 million. Principal payments are generated from the proceeds from the sale of Basic assets, and may not be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, current portion. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2022 were $0.1 million. The Company paid approximately $1.8 million on Term Loan B subsequent to June 30, 2022, where such cash was generated from the sale of Basic assets under the Term Loan B.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of June 30, 2022, the aggregate principal balance outstanding was $7.7 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
During the three and six months ended June 30, 2022, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.7 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Debt Obligations and Scheduled Maturities
As of June 30, 2022, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending June 30,	Total
2023	$42.4
2024	7.8
2025	2.5
2026	2.7
Thereafter	1.5
Total	$56.9
Note 11 — Equity
Series A Preferred Stock
On September 10, 2021, the Company consummated the private placement, under the Securities Purchase Agreement, with certain accredited investors of 6.0 million newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for cash consideration in an aggregate amount of $42 million. The transaction closed on October 1, 2021 and during the three and six months ended June 30, 2022, the Preferred Stock automatically converted into shares of the Company’s

Class A Common Stock, on April 18, 2022, upon effectiveness of the registration statement filed on Form S-1 by the Company on March 31, 2022 (File No. 001-699-039).
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the three and six months ended June 30, 2022, the Company granted approximately 417,200 RSAs with an approximated aggregate value of $4.2 million. During the three and six months ended June 30, 2021, the Company granted approximately 500,100 restricted shares with an aggregate value of $3.0 million. As of June 30, 2022, there was an aggregate $5.4 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.9 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the three and six months ended June 30, 2022, the Company granted approximately 91,500 target shares of market-based performance stock units at a relative and absolute grant date fair value of approximately $14.11 and $12.69 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2024. During the three and six months ended June 30, 2021, the Company granted approximately 145,300 target shares of market-based performance stock units at a relative and absolute grant date fair value of $9.24 per share and $7.45 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on March 15, 2024. As of June 30, 2022, there was an aggregate $1.6 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.9 years.
Note 12 — Risk Concentrations
Customer Concentrations
During the three months ended June 30, 2022, two customers, Occidental Petroleum Corporation (“Oxy”) and ConocoPhillips (“Conoco”), accounted for 11% and 10%, respectively, of the Company’s consolidated revenues. During the six months ended June 30, 2022, Oxy and Chevron Corporation accounted for 11% and 10%, respectively, of the Company’s consolidated revenues. As of June 30, 2022, approximately 22% of the net accounts receivable balance was due from these two customers.
During the three months ended June 30, 2021, two customers, EOG Resources and ConocoPhillips, accounted for 20% and 14%, respectively, of the Company’s consolidated revenues. During the six months ended June 30, 2021, the same two customers accounted for 22% and 12%, respectively, of the Company’s consolidated revenues. As of June 30, 2021, approximately 28% of the net accounts receivable balance was due from these customers.

Note 13 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates, uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2022 and 2021 was 29.4% and (1.7)%, respectively. The Company is subject to the Texas Margin Tax that requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas. Historically, a portion of the Company's Net Operating Loss ("NOL") carryforwards have been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986, as amended. The Company may be subject to additional limitations due to ownership changes that may have occurred previously. The Company reviews ownership changes available as shareholdings are known to determine if ownership changes have occurred that would result in such a limitation. Given the availability and timing of such ownership information and the underlying analysis required to evaluate, there can be no assurance that existing NOL carry-forwards or credits will not be subject to limitation as of the end of a reporting period.
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
Total income tax expense for the three months ended June 30, 2022 and 2021 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the release of the valuation allowance on deferred tax assets, the impact of permanent differences between book and taxable income, and income attributable to noncontrolling interest that is not subject to federal income taxes.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2022, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2020.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2022, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. There have been no material tax impacts to the Condensed Consolidated Financial Statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.1 million as of June 30, 2022 and such amounts are included in Accrued expenses on the Condensed Consolidated Balance Sheet. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 14 — Loss per Share
Loss per share is based on the amount of net loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings or loss per share were as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss (numerator):
Basic:
Loss attributable to Ranger Energy Services, Inc.	$(0.4)	$(5.6)	$(6.1)	$(10.2)
Loss attributable to Class A Common Stock	$(0.4)	$(5.6)	$(6.1)	$(10.2)

Diluted:
Loss attributable to Ranger Energy Services, Inc.	$(0.4)	$(5.6)	$(6.1)	$(10.2)
Net loss attributable to Class A Common Stock	$(0.4)	$(5.6)	$(6.1)	$(10.2)

Weighted average shares (denominator):
Weighted average number of shares - basic	23,581,466	9,523,127	21,041,300	9,055,077
Weighted average number of shares - diluted	23,581,466	9,523,127	21,041,300	9,055,077

Basic loss per share	$(0.02)	$(0.59)	$(0.29)	$(1.13)
Diluted loss per share	$(0.02)	$(0.59)	$(0.29)	$(1.13)
During the three and six months ended June 30, 2022, the Company excluded approximately 1.0 million of equity-based awards, in calculating diluted loss per share, as the effect was anti-dilutive. During the three and six months ended June 30, 2021, the Company excluded 1.3 million of equity-based awards and 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share, as the effect was anti-dilutive.
Note 15 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
Note 16 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services and Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Condensed Consolidated Financial Statements. The CODM evaluates the segments’ operating performance based on multiple measures including Operating income, rig hours and state counts. The tables below present the operating income measurement, as the Company believes this is most consistent with the principals used in measuring the Condensed Consolidated Financial Statements.
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
Certain segment information as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2022
Revenues	$76.0	$49.5	$28.1	$—	$153.6
Cost of services	$61.8	$45.2	$23.0	$—	$130.0
Depreciation and amortization	$8.1	$2.8	$—	$0.5	$11.4
Operating income (loss)	$6.1	$1.5	$5.1	$(14.9)	$(2.2)
Gain on bargain purchase	$—	$—	$—	$(2.8)	$(2.8)
Net income (loss)	$6.1	$1.5	$5.1	$(13.1)	$(0.4)

Capital expenditures	$1.7	$0.7	$2.9	$—	$5.3

	Six Months Ended June 30, 2022
Revenues	$140.9	$88.1	$48.2	$—	$277.2
Cost of services	$112.6	$85.6	$39.8	$—	$238.0
Depreciation and amortization	$14.5	$5.5	$2.0	$1.0	$23.0
Operating income (loss)	$13.8	$(3.0)	$6.4	$(24.6)	$(7.4)
Gain on bargain purchase	$—	$—	$—	$(2.8)	$(2.8)
Net income (loss)	$13.8	$(3.0)	$6.4	$(23.3)	$(6.1)

Capital expenditures	$2.9	$1.6	$3.2	$—	$7.7

	As of June 30, 2022
Property and equipment, net	$136.9	$36.7	$45.2	$19.2	$238.0
Total assets	$221.8	$59.5	$73.2	$31.1	$385.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2021
Revenues	$29.0	$15.6	$5.4	$—	$50.0
Cost of services	$24.0	$15.1	$5.0	$—	$44.1
Depreciation and amortization	$4.7	$1.6	$1.6	$0.3	$8.2
Operating income (loss)	$0.3	$(1.1)	$(1.2)	$(6.5)	$(8.5)
Net income (loss)	$0.3	$(1.1)	$(1.2)	$(7.1)	$(9.1)

Capital expenditures	$1.4	$0.6	$0.3	$—	$2.3

	Six Months Ended June 30, 2021
Revenues	$50.7	$27.7	$9.9	$—	$88.3
Cost of services	$43.0	$26.4	$8.8	$—	$78.2
Depreciation and amortization	$9.5	$2.8	$3.2	$0.7	$16.2
Operating loss	$(1.8)	$(1.5)	$(2.1)	$(10.4)	$(15.8)
Net loss	$(1.8)	$(1.5)	$(2.1)	$(12.0)	$(17.4)

Capital expenditures	$2.4	$0.8	$0.3	$—	$3.5

	As of December 31, 2021
Property and equipment, net	$140.4	$41.5	$63.3	$25.4	$270.6
Total assets	$203.9	$60.3	$91.9	$37.0	$393.1

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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 16 — Segment Reporting.”
Recent Events and Outlook
The Company recognizes the various global events—including COVID-19 and the ongoing conflict in Ukraine—that have an impact on its operational and financial performance. Significant progress has been made to combat COVID-19 and its multiple variants, however, it remains a global challenge and continues to have an impact on our financial results. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through June 30, 2022, however the extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel, customer activity and third-party providers. While commodity prices, as well as our stock price and operational activity, have improved during the quarter ended June 30, 2022, we expect this global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer.
The U.S. government implemented a number of programs in the early wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.1 million as of June 30, 2022 under the CARES Act, which will become due on December 31, 2022.
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
Cost of Services. Our primary costs associated with our cost of services are related to personnel expenses, repairs and maintenance of our fixed assets and, as it relates to our Wireline Services segment, perforating and gun costs. A significant portion of these expenses are variable, and therefore typically managed, based on industry conditions and demand for our services. Further, there is generally a correlation between our revenues generated and personnel and repairs and maintenance costs, which are dependent upon the operational activity.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense (benefit), depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain and loss on disposal of assets, legal fees and settlements, and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information.

	Three Months Ended
	June 30,		Variance
	2022	2021	$	%
Revenues
High specification rigs	$76.0	$29.0	$47.0	162%
Wireline services	49.5	15.6	33.9	217%
Processing solutions and ancillary services	28.1	5.4	22.7	420%
Total revenues	153.6	50.0	103.6	207%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	61.8	24.0	37.8	158%
Wireline services	45.2	15.1	30.1	199%
Processing solutions and ancillary services	23.0	5.0	18.0	360%
Total cost of services	130.0	44.1	85.9	195%
General and administrative	12.2	6.2	6.0	97%
Depreciation and amortization	11.4	8.2	3.2	39%
Impairment of fixed assets	1.1	—	1.1	100%
Loss on sale of assets	1.1	—	1.1	100%
Total operating expenses	155.8	58.5	97.3	166%

Operating loss	(2.2)	(8.5)	6.3	(74)%

Other (income) expenses
Interest expense, net	1.8	0.7	1.1	157%
Gain on bargain purchase, net of tax	(2.8)	—	(2.8)	(100)%
Total other (income) expenses	(1.0)	0.7	(1.7)	(243)%

Loss before income tax (benefit) expense	(1.2)	(9.2)	8.0	(87)%
Tax (benefit) expense	(0.8)	(0.1)	(0.7)	700%
Net loss	$(0.4)	$(9.1)	$8.7	(96)%
Revenues. Revenues for the three months ended June 30, 2022 increased $103.6 million, or 207%, to $153.6 million from $50.0 million for the three months ended June 30, 2021. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the three months ended June 30, 2022 increased $47.0 million, or 162%, to $76.0 million from $29.0 million for the three months ended June 30, 2021. The increase in rig services revenue included a 139% increase in total rig hours to 119,900 for the three months ended June 30, 2022 from 50,100 for the three months ended June 30, 2021. The average revenue per rig hour increased 8% to $632 for the three months ended June 30, 2022 from $587 for the three months ended June 30, 2021. Of the total segment revenue increase, $39.2 million is attributable to the assets acquired in the Basic Acquisition. The increase in revenue, rig hours and average revenue per rig hour is also related to increased crude oil pricing driving higher levels of oilfield activity.
Wireline Services. Wireline Services revenue for the three months ended June 30, 2022 increased $33.9 million, or 217%, to $49.5 million from $15.6 million for the three months ended June 30, 2021. The increased wireline services revenue was primarily attributable to completion services of $24.2 million, which included a 167% increase in completed stage counts to 8,000 for the three months ended June 30, 2022 from 3,000 for the three months ended June 30, 2021. Of the segment revenue increase, $8.7 million and $30.2 million are attributable to the assets acquired in the Patriot and PerfX Acquisitions, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended June 30, 2022 increased $22.7 million, or 420%, to $28.1 million from $5.4 million for the three months ended June 30, 2021. Of the total segment revenue increase, $15.1 million is attributable to the Basic Acquisition. The increase in processing solutions and ancillary services is primarily attributable to our coil tubing, equipment rentals and plugging and abandonment services, which amounted to $8.5 million, $8.3 million and $6.2 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services (exclusive of depreciation and amortization) for the three months ended June 30, 2022 increased $85.9 million, or 195%, to $130.0 million from $44.1 million for the three months ended June 30, 2021. As a percentage of revenue, cost of services was 85% and 88% for the three months ended June 30, 2022 and 2021, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended June 30, 2022 increased $37.8 million, or 158% to $61.8 million from $24.0 million for the three months ended June 30, 2021. The increase was primarily attributable to an increase in variable expenses, notably employee related labor costs, fuel and insurance costs, which amounted to $23.2 million and $3.6 million, respectively, coupled with a $2.0 million increase in expense related to insurance costs. Additionally, the increase corresponds with the increase in rig hours and revenues. Of the segment cost of services, $30.4 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services for the three months ended June 30, 2022 increased $30.1 million, or 199%, to $45.2 million from $15.1 million for the three months ended June 30, 2021. The increase was primarily attributable to increased employee costs of $12.7 million primarily due to the acquisitions of PerfX and Patriot, and, to a lesser extent, maintenance costs of approximately $2.4 million. Of the total segment cost of services, $29.9 million and $5.8 million is attributable to the assets acquired in the PerfX and Patriot Acquisitions, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended June 30, 2022 increased $18.0 million, or 360%, to $23.0 million from $5.0 million for the three months ended June 30, 2021. The increase was primarily attributable to increased employee and maintenance costs with the upturn in operational activity, which amounted to $8.3 million and $2.9 million, respectively. Of the segment cost of services increase, $12.6 million is attributable to the Basic Acquisition.
General & Administrative. General and administrative expenses for the three months ended June 30, 2022 increased $6.0 million, or 97%, to $12.2 million from $6.2 million. The increase in general and administrative expenses is primarily due to corporate employee costs added post-Basic Acquisition and increased professional fees during three months ended June 30, 2022.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2022 increased $3.2 million, or 39%, to $11.4 million from $8.2 million for the three months ended June 30, 2021. The increase was attributable to assets acquired through the business combinations during the last half of the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the three months ended June 30, 2022.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2022 increased $1.1 million, or 157%, to $1.8 million from $0.7 million for the three months ended June 30, 2021. The increase to net interest expense was attributable to the increased principal balance on our Revolving Credit Facility (as defined below), higher interest rates on each tranche of the Loan and Security Agreement that closed on September 27, 2021, and interest paid on the Secured Promissory Note issued in connection with the PerfX Acquisition.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information.

	Six Months Ended
	June 30,		Variance
	2022	2021	$	%
Revenues
High specification rigs	$140.9	$50.7	$90.2	178%
Wireline services	88.1	27.7	60.4	218%
Processing solutions and ancillary services	48.2	9.9	38.3	387%
Total revenues	277.2	88.3	188.9	214%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	112.6	43.0	69.6	162%
Wireline services	85.6	26.4	59.2	224%
Processing solutions and ancillary services	39.8	8.8	31.0	352%
Total cost of services	238.0	78.2	159.8	204%
General and administrative	21.4	9.7	11.7	121%
Depreciation and amortization	23.0	16.2	6.8	42%
Impairment of fixed assets	1.1	—	1.1	100%
Loss on sale of assets	1.1	—	1.1	100%
Total operating expenses	284.6	104.1	180.5	173%

Operating loss	(7.4)	(15.8)	8.4	(53)%

Other (income) expenses
Interest expense, net	3.9	1.3	2.6	200%
Gain on bargain purchase, net of tax	(2.8)	—	(2.8)	(100)%
Total other (income) expenses	1.1	1.3	(0.2)	(15)%

Loss before income tax (benefit) expense	(8.5)	(17.1)	8.6	(50)%
Tax (benefit) expense	(2.4)	0.3	(2.7)	(900)%
Net loss	$(6.1)	$(17.4)	$11.3	(65)%
Revenues. Revenues for the six months ended June 30, 2022 increased $188.9 million, or 214%, to $277.2 million from $88.3 million for the six months ended June 30, 2021. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the six months ended June 30, 2022 increased $90.2 million, or 178%, to $140.9 million from $50.7 million for the six months ended June 30, 2021. The increase in rig services revenue included a 149% increase in total rig hours to 232,400 for the six months ended June 30, 2022 from 93,300 for the six months ended June 30, 2021. The average revenue per rig hour increased 12% to $606 from $543 for the six months ended June 30, 2021. Of the total segment revenue increase, $71.9 million is attributable to the assets acquired in the Basic Acquisition.
Wireline Services. Wireline Services revenue for the six months ended June 30, 2022 increased $60.4 million, or 218%, to $88.1 million from $27.7 million for the six months ended June 30, 2021. The increased wireline services revenue was primarily attributable to completion services of $43.0 million, which included a 166% increase in completed stage counts to 15,400 for the six months ended June 30, 2022 from 5,800 for the six months ended June 30, 2021 related to completion services. Of the segment revenue increase, $16.1 million and $54.7 million are attributable to the assets acquired in the Patriot and PerfX Acquisitions, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the six months ended June 30, 2022 increased $38.3 million, or 387%, to $48.2 million from $9.9 million for the six months ended June 30, 2021. Of the total segment revenue increase, $24.6 million is attributable to the Basic Acquisition. The increase in processing solutions and ancillary services is primarily attributable to a $13.5 million increase in our coil tubing services, a $13.5 million increase in our equipment rentals services and a $11.7 million in our plugging and abandonment services to $13.5 million, $17.0 million, and $12.2 million, respectively.

Cost of services (excluding depreciation and amortization). Cost of services for the six months ended June 30, 2022 increase $159.8 million, or 204%, to $238.0 million from $78.2 million for the six months ended June 30, 2021. As a percentage of revenue, cost of services was 86% and 89% for the six months ended June 30, 2022 and 2021, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the six months ended June 30, 2022 increased $69.6 million, or 162% to $112.6 million from $43.0 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs and repair and maintenance costs of $41.5 million and $5.2 million, respectively. Additionally, the increase corresponds with the increase in rig hours and revenues. Of the segment cost of services, $55.4 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services for the six months ended June 30, 2022 increased $59.2 million, or 224%, to $85.6 million from $26.4 million for the six months ended June 30, 2021. The increase was primarily attributable to the wireline business, which includes activity from the acquisition of Patriot and PerfX during the six months ended June 30, 2022. The completion wireline activity accounted for approximately $45.8 million of the segment cost of services increase. Of the segment cost of services, $12.2 million and $56.5 million of costs related to Patriot and PerfX, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the six months ended June 30, 2022 increase $31.0 million, or 352%, to $39.8 million from $8.8 million for the six months ended June 30, 2021. The increase was primarily attributable to increased employee costs and maintenance and repair with the upturn in operational activity, which amounted to $14.3 million and $5.2 million, respectively. Of the segment cost of services increase, $22.2 million is attributable to the Basic Acquisition.
General & Administrative. General and administrative expenses for the six months ended June 30, 2022 increased $11.7 million, or 121%, to $21.4 million from $9.7 million. The increase in general and administrative expenses is primarily due to corporate employee costs added post-Basic Acquisition, coupled with professional fees and transactional costs incurred during the six months ended June 30, 2022 related to the Basic Acquisition.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2022 increase $6.8 million, or 42%, to $23.0 million from $16.2 million for the six months ended June 30, 2021. The increase was attributable to assets acquired through the business combinations during the last half of the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the six months ended June 30, 2022.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2022 increase $2.6 million, or 200%, to $3.9 million from $1.3 million for the six months ended June 30, 2021. The increase to net interest expense was attributable to the increased principal balance on our Revolving Credit Facility (as defined below), higher interest rates on each tranche of the Loan and Security Agreement that closed on September 27, 2021, and interest paid on the Secured Promissory Note issued in connection with the PerfX Acquisition.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense (benefit), depreciation and amortization, equity-based compensation, acquisition-related and severance costs, gain or loss on disposal of assets, legal fees and settlements, and other non-cash and certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended June 30, 2022
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$6.1	$1.5	$5.1	$(13.1)	$(0.4)
Interest expense, net	—	—	—	1.8	1.8
Tax (benefit) expense	—	—	—	(0.8)	(0.8)
Depreciation and amortization	8.1	2.8	—	0.5	11.4
Impairment of fixed assets	—	—	—	1.1	1.1
Equity based compensation	—	—	—	0.9	0.9
Loss on disposal of property and equipment	—	—	—	2.1	2.1
Bargain purchase gain, net of tax	—	—	—	(2.8)	(2.8)
Severance and reorganization costs	—	—	—	0.5	0.5
Acquisition related costs	—	—	—	3.3	3.3
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$14.2	$4.3	$5.1	$(5.6)	$18.0

	Three Months Ended June 30, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$0.3	$(1.1)	$(1.2)	$(7.1)	$(9.1)
Interest expense, net	—	—	—	0.7	0.7
Tax (benefit) expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	4.7	1.6	1.6	0.3	8.2
Impairment of fixed assets	—	—	—	—	—
Equity based compensation	—	—	—	0.9	0.9
Loss on disposal of property and equipment	—	—	—	0.5	0.5
Bargain purchase gain, net of tax	—	—	—	—	—
Severance and reorganization costs	—	—	—	0.3	0.3
Acquisition related costs	—	—	—	0.6	0.6
Legal fees and settlements	—	—	—	—	—
Adjusted EBITDA	$5.0	$0.5	$0.4	$(3.9)	$2.0

	Variance ($)
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$5.8	$2.6	$6.3	$(6.0)	$8.7
Interest expense, net	—	—	—	1.1	1.1
Tax (benefit) expense	—	—	—	(0.7)	(0.7)
Depreciation and amortization	3.4	1.2	(1.6)	0.2	3.2
Impairment of fixed assets	—	—	—	1.1	1.1
Equity based compensation	—	—	—	—	—
Loss on disposal of property and equipment	—	—	—	1.6	1.6
Bargain purchase gain, net of tax	—	—	—	(2.8)	(2.8)
Severance and reorganization costs	—	—	—	0.2	0.2
Acquisition related costs	—	—	—	2.7	2.7
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$9.2	$3.8	$4.7	$(1.7)	$16.0
Adjusted EBITDA for the three months ended June 30, 2022 increased $16.0 million to $18.0 million from $2.0 million for the three months ended June 30, 2021. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2022 increased $9.2 million to $14.2 million from $5.0 million for the three months ended June 30, 2021, primarily due to increased revenues of $47.0 million, partially offset by a corresponding increase in cost of services of $37.8 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended June 30, 2022 increased $3.8 million to $4.3 million from $0.5 million for the three months ended June 30, 2021, primarily due to increased revenues of $33.9 million, partially offset by a corresponding increase in cost of services of $30.1 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended June 30, 2022 increased $4.7 million to $5.1 million from $0.4 million for the three months ended June 30, 2021, due to increased revenues of $22.7 million, offset by a corresponding increase in cost of services of $18.0 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2022 increased $1.7 million to a loss of $5.6 million from a loss of $3.9 million for the three months ended June 30, 2021. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	TA	Six Months Ended June 30, 2022
		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
		(in millions)
Net income (loss)		$13.8	$(3.0)	$6.4	$(23.3)	$(6.1)
Interest expense, net		—	—	—	3.9	3.9
Income tax (benefit) expense		—	—	—	(2.4)	(2.4)
Depreciation and amortization		14.5	5.5	2.0	1.0	23.0
Impairment of fixed assets		—	—	—	1.1	1.1
Equity based compensation		—	—	—	1.7	1.7
Loss on disposal of property and equipment		—	—	—	1.1	1.1
Bargain purchase gain, net of tax		—	—	—	(2.8)	(2.8)
Severance and reorganization costs		—	—	—	0.5	0.5
Acquisition related costs		—	—	—	6.5	6.5
Legal fees and settlements		—	—	—	1.1	1.1
Adjusted EBITDA		$28.3	$2.5	$8.4	$(11.6)	$27.6

	Six Months Ended June 30, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$(1.8)	$(1.5)	$(2.1)	$(12.0)	$(17.4)
Interest expense, net	—	—	—	1.3	1.3
Income tax (benefit) expense	—	—	—	0.3	0.3
Depreciation and amortization	9.5	2.8	3.2	0.7	16.2
Impairment of fixed assets	—	—	—	—	—
Equity based compensation	—	—	—	1.8	1.8
Loss on disposal of property and equipment	—	—	—	0.1	0.1
Bargain purchase gain, net of tax	—	—	—	—	—
Severance and reorganization costs	—	—	—	(1.1)	(1.1)
Acquisition related costs	—	—	—	0.6	0.6
Legal fees and settlements	—	—	—	—	—
Adjusted EBITDA	$7.7	$1.3	$1.1	$(8.3)	$1.8

	Variance ($)
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$15.6	$(1.5)	$8.5	$(11.3)	$11.3
Interest expense, net	—	—	—	2.6	2.6
Income tax (benefit) expense	—	—	—	(2.7)	(2.7)
Depreciation and amortization	5.0	2.7	(1.2)	0.3	6.8
Impairment of fixed assets	—	—	—	1.1	1.1
Equity based compensation	—	—	—	(0.1)	(0.1)
Bargain purchase gain, net of tax	—	—	—	(2.8)	(2.8)
Loss on disposal of property and equipment	—	—	—	1.0	1.0
Severance and reorganization costs	—	—	—	1.6	1.6
Acquisition related costs	—	—	—	5.9	5.9
Legal fees and settlements	—	—	—	1.1	1.1
Adjusted EBITDA	$20.6	$1.2	$7.3	$(3.3)	$25.8
Adjusted EBITDA for the six months ended June 30, 2022 increased $25.8 million to $27.6 million from $1.8 million for the six months ended June 30, 2021. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2022 increased $20.6 million to $28.3 million from $7.7 million for the six months ended June 30, 2021, primarily due to increased revenues of $90.2 million, partially offset by a corresponding increase in cost of services of $69.6 million.
Wireline Services. Wireline Services Adjusted EBITDA for the six months ended June 30, 2022 increased $1.2 million to $2.5 million from $1.3 million for the six months ended June 30, 2021, primarily due to increase revenues of $60.4 million, partially offset by an increase in cost of services of $59.2 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the six months ended June 30, 2022 increased $7.3 million to $8.4 million from $1.1 million for the six months ended June 30, 2021, primarily due to increased revenues of $38.3 million, partially offset by a increase in cost of services of $31.0 million.
Other. Other Adjusted EBITDA for the six months ended June 30, 2022 increased $3.3 million to a loss of $11.6 million from a loss of $8.3 million for the six months ended June 30, 2021. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash generated from operations and borrowings under our EBC Credit Facility. As of June 30, 2022, we had total liquidity of $28.3 million, consisting of $5.1 million of cash on hand and availability under our Revolving Credit Facility of $23.2 million.
As of June 30, 2022, our borrowing base under the Revolving Credit Facility was $57.1 million compared to $22.5 million and $45.0 million as of June 30, 2021 and December 31, 2021, respectively, as a result of increased operational activity and accounts receivable balances. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s liquidity requirements and comply with our covenants of our debt agreements for at least the next 12 months from the date of issuance of these financial statements. For further details, see “— Our Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in millions)
Net cash provided by (used in) operating activities	$7.8	$(4.1)	$11.9	290%
Net cash provided by (used in) investing activities	8.2	(4.9)	13.1	267%
Net cash provided by (used in) financing activities	(11.5)	9.6	(21.1)	(220)%
Net change in cash	$4.5	$0.6	$3.9	650%
Operating Activities
Net cash from operating activities increased $11.9 million to cash provided of $7.8 million for six months ended June 30, 2022 compared to cash used of $4.1 million for the six months ended June 30, 2021. The change in cash flows from operating activities is primarily attributable to an increase in gross margins and operating income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The use of working capital cash increased $14.6 million to $20.9 million for the six months ended June 30, 2022, compared to $6.3 million for the six months ended June 30, 2021.
Investing Activities
Net cash from investing activities increased $13.1 million to a cash provided of $8.2 million for six months ended June 30, 2022 compared to cash used of $4.9 million for the six months ended June 30, 2021. The change in cash flows from investing activities is attributable to the significant asset sales that took place during the six months ended June 30, 2022, partially offset by fixed asset additions.
Financing Activities
Net cash from financing activities decreased $21.1 million from cash provided of $9.6 million for the six months ended June 30, 2021 compared to cash used of $11.5 million for the six months ended June 30, 2022. The change in cash flows from financing activities is primarily attributable to principal payments of $9.4 million on Term Loan B related to the sale of assets acquired from the Basic Acquisition.
Supplemental Disclosures
During the six months ended June 30, 2022, the Company added fixed assets of $2.0 million in finance leased assets, within our High-Spec Rigs and Wireline segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $24.3 million as of June 30, 2022, compared to $2.5 million as of December 31, 2021. The increased accounts receivable and contract assets, coupled with assets considered to be held for sale led to the working capital increase, however this was partially offset by increased net borrowings under the Revolving Credit Facility.
Our Debt Agreements
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of June 30, 2022.
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
Under the Revolving Credit Facility, the total loan capacity was $57.1 million, which was based on a borrowing base certificate in effect as of June 30, 2022. The Company had outstanding borrowings of $33.9 million under the Revolving Credit Facility, leaving a residual $23.2 million available for borrowings as of June 30, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5% in excess of the LIBOR Rate and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through July 1, 2022. The weighted average interest rate for the loan was approximately 5.5% for the six months ended June 30, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other assets in the Condensed Consolidated Balance Sheets. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2022 were $1.5 million.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $11.7 million where the monthly principal installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 8.5% for the six months ended June 30, 2022. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
The Company capitalized fees on $0.3 million associated with this M&E Term Loan Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, net. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2022 were $0.3 million.
Term Loan B
On October 1, 2021, the Term Loan B, was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 12.7% for the three months ended June 30, 2022.
On October 1, 2021, the Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of June 30, 2022 the principal balance outstanding was $2.8 million. Principal payments are generated from the proceeds from the sale of Basic assets, and may not be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, current portion. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of June 30, 2022 were $0.1 million. The Company paid approximately $1.8 million on Term Loan B subsequent to June 30, 2022, where such cash was generated from the sale of Basic assets under the Term Loan B.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of June 30, 2022, the aggregate principal balance outstanding was $7.7 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024. The Company made a cash payment of $1.5 million payment in February 2022 on the Secured Promissory Note, where such cash was generated from the sale of assets with an attached lien.

Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.7 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Tax Receivable Agreement (“TRA”)
During the year ended December 31, 2021, the Company entered into a definitive agreement with affiliates of CSL Capital Management (“CSL”) and Bayou Holdings (“Bayou”) to terminate the TRA (such agreement, the “TRA Termination Agreement”). In consideration of the TRA Termination Agreement, the Company issued an aggregate of 376,185 shares of Class A Common Stock of the Company to affiliates of CSL Capital Management and Bayou Holdings.
During the year ended December 31, 2021, pursuant to TRA Termination Agreement, Ranger LLC redeemed CSL’s and Bayou’s outstanding units in Ranger LLC, and the corresponding shares of the Company’s Class B Common Stock were exchanged for an equivalent number of shares of Class A Common Stock. Following these transactions, no shares of Class B Common Stock were issued or outstanding.
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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through June 30, 2022, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook”.
Russia invaded neighboring Ukraine and these events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2022, and has continued through June 30, 2022, however the extent to which the invasion may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook”.
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of June 30, 2022, we had $33.9 million outstanding under our Revolving Credit Facility, with a weighted average interest rate of 5.5%. As of June 30, 2022, the aggregate principal balance outstanding under the M&E Term Loan was $11.7 million, with a weighted average interest rate of 8.5%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.5 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2022, the top three trade receivable balances represented approximately 14%, 8%, and 8%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 20%, 13% and 13%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 16%, 8%, and 8%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 19%, 12%, and 9%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 due to the material weakness identified during the year ended December 31, 2021.
The material weakness related to ineffective controls over accounting for non-routine and/or complex transactions. To address this material weakness, with the oversight of our audit committee, we are evaluating our controls over accounting for non-routine and/or complex transactions and are in the process of implementing additional controls in an effort to timely identify misstatements and strengthen our overall control environment as well as continuing to assess our accounting personnel staffing requirements.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2022.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	9,287	$10.18	—	—
May 1, 2022 - May 31, 2022	324	10.86	—	—
June 1, 2022 - June 30, 2022	5,089	10.17	—	—
Total	14,700	$10.40	—	—
_________________________
(1)    Total number of shares repurchased during the second quarter of 2022 consists of 14,700 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the 2017 Plan.

Item 6. Exhibits
    The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
2.1†
Asset Purchase Agreement, dated July 8, 2021 by and among PerfX Wireline Services, LLC, Bravo Wireline, LLC, Ranger Energy Services, Inc., Charlie Thomas, Shelby Sullivan, Jeff Thomas and Jimmie Hayes (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on July 14, 2021

2.2†
Asset Purchase Agreement dated as of September 15, 2021, by and among Ranger Energy Acquisition, LLC, Basic Energy Services, Inc., Basic Energy Services, L.P., C&J Well Services, Inc., Taylor Industries, LLC and KVS Transportation, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on October 4, 2021).

2.3†
Closing Agreement and Amendment No. 1 to Asset Purchase Agreement, dated as of October 1, 2021, by and among Ranger Energy Acquisition, LLC, Basic Energy Services, Inc., Basic Energy Services, L.P., C&J Well Services, Inc., Taylor Industries, LLC and KVS Transportation Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on October 4, 2021).

3.1
Amended and Restated Certificate of Incorporation of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8‑K (File No. 001-38183) filed with the SEC on August 22, 2017)

3.2	Amended and Restated Bylaws of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001‑38183) filed with the SEC on August 22, 2017)
4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8‑K (File No. 001‑38183) filed with the SEC on August 22, 2017)
4.2	Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8‑K (File No. 001‑38183) filed with the SEC on August 22, 2017)
10.1+
Employment Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

10.2+
Indemnification Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	August 3, 2022
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)