Form 10-Q
period 2022-09-30
Ranger Energy Services, Inc.
filed 2022-10-31
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2022, the registrant had 24,873,926 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$5.2	$0.6
Accounts receivable, net	95.0	80.8
Contract assets	38.7	13.0
Inventory	5.4	2.5
Prepaid expenses	12.6	8.3
Assets held for sale	5.1	—
Total current assets	162.0	105.2

Property and equipment, net	226.2	270.6
Intangible assets, net	7.2	7.8
Operating leases, right-of-use assets	11.6	6.8
Other assets	1.2	2.7
Total assets	$408.2	$393.1

Liabilities and Stockholders' Equity
Accounts payable	$36.7	$20.7
Accrued expenses	34.0	30.3
Other financing liability, current portion	0.8	2.2
Long-term debt, current portion	30.4	44.1
Other current liabilities	6.1	5.4
Total current liabilities	108.0	102.7

Operating leases, right-of-use obligations	10.1	5.8
Other financing liability	11.8	12.5
Long-term debt, net	12.9	18.4
Other long-term liabilities	7.7	5.0
Total liabilities	150.5	144.4

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022; 6,000,001 shares issued and outstanding as of December 31, 2021	—	0.1
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,425,754 shares issued and 24,873,926 shares outstanding as of September 30, 2022; 18,981,172 shares issued and 18,429,344 shares outstanding as of December 31, 2021	0.3	0.2
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of September 30, 2022 and December 31, 2021	(3.8)	(3.8)
Accumulated deficit	(0.5)	(8.0)
Additional paid-in capital	261.7	260.2
Total stockholders' equity	257.7	248.7
Total liabilities and stockholders' equity	$408.2	$393.1
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
High specification rigs	$79.7	$29.9	$220.6	$80.6
Wireline services	60.6	45.4	148.7	73.1
Processing solutions and ancillary services	36.7	6.4	84.9	16.3
Total revenues	177.0	81.7	454.2	170.0

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	62.7	25.1	175.3	68.1
Wireline services	49.2	44.0	134.8	70.4
Processing solutions and ancillary services	26.2	4.9	66.0	13.7
Total cost of services	138.1	74.0	376.1	152.2
General and administrative	11.0	7.1	32.4	16.7
Depreciation and amortization	10.8	8.7	33.8	24.9
Impairment of fixed assets	0.2	—	1.3	—
Gain (loss) on sale of assets	(1.1)	—	—	0.1
Total operating expenses	159.0	89.8	443.6	193.9

Operating income (loss)	18.0	(8.1)	10.6	(23.9)

Other (income) expenses
Interest expense, net	1.8	1.2	5.7	2.5
Gain on bargain purchase, net of tax	(0.8)	—	(3.6)	—
Total other (income) expenses	1.0	1.2	2.1	2.5

Income (loss) before income tax (benefit) expense	17.0	(9.3)	8.5	(26.4)
Tax (benefit) expense	3.4	(0.2)	1.0	0.1
Net income (loss)	13.6	(9.1)	7.5	(26.5)
Less: Net loss attributable to noncontrolling interests	—	(3.5)	—	(10.7)
Net income (loss) attributable to Ranger Energy Services, Inc.	$13.6	$(5.6)	$7.5	$(15.8)

Income (loss) per common share
Basic	$0.55	$(0.51)	$0.34	$(1.63)
Diluted	$0.54	$(0.51)	$0.33	$(1.63)
Weighted average common shares outstanding
Basic	24,845,517	11,011,864	22,323,308	9,714,508
Diluted	25,184,067	11,011,864	22,637,457	9,714,508
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Quantity		Amount		Quantity		Amount
Shares, Series A Preferred Stock
Balance, beginning of period	—	—	$—	$—	6,000,001	—	$0.1	$—
Shares converted to Class A Common Stock	—	—	—	—	(6,000,001)	—	(0.1)	—
Balance, end of period	—	—	$—	$—	—	—	$—	$—

Shares, Class A Common Stock
Balance, beginning of period	25,268,856	10,682,388	$0.3	$0.1	18,981,172	9,093,743	$0.2	$0.1
Issuance of shares under share-based compensation plans	57,263	150,432	—	—	457,030	607,180	—	—
Shares withheld for taxes on equity transactions	(365)	(15,824)	—	—	(112,449)	(139,927)	—	—
Issuance of shares from Series A Preferred Stock conversion	—	—	—	—	6,000,001	—	0.1	—
Issuance in connection with acquisitions	100,000	900,000	—	—	100,000	2,156,000	—	—
Balance, end of period	25,425,754	11,716,996	$0.3	$0.1	25,425,754	11,716,996	$0.3	$0.1

Shares, Class B Common Stock
Balance, beginning of period	—	6,866,154	$—	$0.1	—	6,866,154	$—	$0.1
Balance, end of period	—	6,866,154	$—	$0.1	—	6,866,154	$—	$0.1

Treasury Stock
Balance, beginning of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)
Balance, end of period	(551,828)	(551,828)	$(3.8)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)

Accumulated deficit
Balance, beginning of period			$(14.1)	$(28.6)			$(8.0)	$(18.4)
Net income (loss) attributable to controlling interest			13.6	(5.6)			7.5	(15.8)
Balance, end of period			$(0.5)	$(34.2)			$(0.5)	$(34.2)

Additional paid-in capital
Balance, beginning of period			$260.7	$139.5			$260.2	$123.9
Equity based compensation			0.9	0.3			2.6	2.1
Shares withheld for taxes on equity transactions			0.1	(0.2)			(1.1)	(0.9)
Share issuance for acquisitions			—	8.7			—	16.4
Impact of transactions affecting noncontrolling interest			—	3.9			—	10.7
Balance, end of period			$261.7	$152.2			$261.7	$152.2

Total controlling interest shareholders’ equity
Balance, beginning of period			$243.1	$107.3			$248.7	$101.9
Net income (loss) attributable to controlling interest			13.6	(5.6)			7.5	(15.8)
Equity based compensation			0.9	0.3			2.6	2.1
Shares withheld for taxes on equity transactions			0.1	(0.2)			(1.1)	(0.9)
Share issuance for acquisition			—	8.7			—	16.4
Impact of transactions affecting noncontrolling interest			—	3.9			—	10.7
Balance, end of period			$257.7	$114.4			$257.7	$114.4

Noncontrolling interest
Balance, beginning of period			$—	$68.9			$—	$82.9
Net loss attributable to noncontrolling interest			—	(3.5)			—	(10.7)
Impact of transactions affecting noncontrolling interest			—	(3.9)			—	(10.7)
Balance, end of period			$—	$61.5			$—	$61.5

Total Stockholders' Equity
Balance, beginning of period			$243.1	$176.2			$248.7	$184.8
Net income (loss)			13.6	(9.1)			7.5	(26.5)
Equity based compensation			0.9	0.3			2.6	2.1
Shares withheld for taxes on equity transactions			0.1	(0.2)			(1.1)	(0.9)
Share issuance from acquisition			—	8.7			—	16.4
Balance, end of period			$257.7	$175.9			$257.7	$175.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$7.5	$(26.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33.8	24.9
Equity based compensation	2.8	2.1
Impairment of fixed assets	1.3	—
Gain on bargain purchase, net of tax	(3.6)	—
Other expense, net	0.9	1.4
Changes in operating assets and liabilities, net effects of business acquisitions
Accounts receivable	(14.3)	(24.5)
Contract assets	(25.7)	(6.7)
Inventory	(2.9)	2.5
Prepaid expenses and other current assets	(4.2)	(6.7)
Other assets	(3.6)	(0.6)
Accounts payable	16.0	(7.8)
Accrued expenses	3.7	23.8
Other current liabilities	0.8	41.3
Other long-term liabilities	6.0	0.2
Net cash provided by operating activities	18.5	23.4

Cash Flows from Investing Activities
Purchase of property and equipment	(8.7)	(3.9)
Proceeds from disposal of property and equipment	20.4	0.4
Purchase of businesses, net of cash received	0.8	(2.4)
Net cash provided by (used in) investing activities	12.5	(5.9)

Cash Flows from Financing Activities
Borrowings under Credit Facility	431.0	74.7
Principal payments on Credit Facility	(433.2)	(52.5)
Principal payments under Eclipse Term Loan B	(12.4)	—
Principal payments on financing lease obligations	(3.4)	(2.4)
Principal payments on Secured Promissory Note	(3.3)	(0.6)
Principal payments on other financing liabilities	(2.2)	(1.3)
Principal payments on Eclipse M&E Term Loan	(1.5)	—
Shares withheld on equity transactions	(1.1)	(1.0)
Payments on Installment Purchases	(0.3)	(0.4)
Principal payments on Encina Master Financing Agreement	—	(17.7)
Deferred financing costs on Eclipse	—	(2.4)
Proceeds from financing of sale-leasebacks	—	15.6
Borrowings under Eclipse M&E Term Loan	—	12.5
Net cash provided by (used in) financing activities	(26.4)	24.5

Increase in cash and cash equivalents	4.6	42.0
Cash and cash equivalents, Beginning of Period	0.6	2.8
Cash and cash equivalents, End of Period	$5.2	$44.8

Supplemental Cash Flow Information
Interest paid	$0.8	$1.3
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$(0.7)	$(0.1)
Additions to fixed assets through installment purchases and financing leases	$(3.5)	$(2.5)
Issuance of Class A Common Stock for acquisitions	$—	$(16.4)
Secured Promissory Note	$—	$(11.4)

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
Organization
Ranger, Inc. was incorporated as a Delaware corporation in February 2017. Ranger, Inc. is a holding company, and its sole material assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”), Torrent Energy Services, LLC (“Torrent Services”), and Ranger Energy Acquisition, LLC (“Ranger Acquisitions”), the subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
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
We have made certain reclassifications to our prior period operating revenue and cost of sales amounts due to the change in reportable segments whereby our Wireline and Ancillary Services were bifurcated from our historical Completion and Other

Services segment as a result of our fourth quarter 2021 operating segment changes. The Ancillary Services are now combined with the historical Processing Solutions segment. Other immaterial reclassifications have been made for comparability purposes. None of these reclassifications have an impact on our consolidated operating results, cash flows or financial position.
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
Emerging Growth Company Status and Smaller Reporting Company Status
The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company will remain an EGC until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of its initial public offering (“IPO”), (b) in which its total annual gross revenue is at least $1.24 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The Company will lose its EGC status on December 31, 2022, as this will represent the last day of the fiscal year following the fifth anniversary of our first Form S-1, which was filed in August 2017.
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
The Company is also a “smaller reporting company” (“SRC”) as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as Amended. SRC means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a SRC and that has (i) market value of common stock held by non-affiliates of less than $250 million; or (ii) annual revenues of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. SRC status is determined on an annual basis.
New Accounting Pronouncements
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology to reflect expected credit losses. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date to be performed based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. After consideration of the guidance changes, the Company does not believe the changes in the accounting standard will result in a material impact on its Condensed Consolidated Financial Statements. The Company expects to adopt the standard on a prospective basis.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. ASU 2020-04 became effective as of March 12, 2020 and can be applied through December 31, 2022. On September 23, 2022, the Company entered into the Fourth Amendment to the Loan and Security Agreement (the Eclipse Loan and Security Agreement, as amended through and including the Fourth Amendment, the “Amended Loan Agreement”) with EBC and Eclipse Business Capital SPV, LLC where the Secured Overnight Financing Rate (“SOFR”) replaced LIBOR as the reference rate for interest on borrowings, effective October 1, 2022.
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
The aggregate consideration for the PerfX Acquisition was $20.1 million, which included 1,000,000 shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that were issued by the Company on July 8, 2022, the 12-month anniversary of the acquisition date.
The Secured Promissory Note bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. Refer to “Note 10 — Debt” for further details related to the Secured Promissory Note.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur. The Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of September 30, 2022. The Company finalized the purchase price allocation in the fourth quarter of 2021.

The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Cash	$1.0
Accounts receivable	4.6
Inventory	2.4
Prepaid and other current assets	0.1
Operating leases, right-of-use asset	1.1
Property and equipment	18.4
Total assets acquired	27.6
Accounts payable	5.4
Accrued expenses	1.0
Operating lease right-of-use obligation	1.1
Total liabilities assumed	7.5
Allocated purchase price	$20.1
The following unaudited pro-forma financial results considers that the PerfX Acquisition occurred as of January 1, 2021 (in millions):

Nine Months Ended September 30, 2021
Revenue	$224.9
Operating loss	$(27.2)
Net loss	$(30.1)
Basic and diluted loss per share	$(1.90)
The supplemental pro forma information presented above are being provided for information purposes only and may not necessarily reflect what the results of operations would have been had the Company owned and operation the PerfX Acquisition assets since January 1, 2021. There were no material non-recurring pro-forma adjustments present. The financial results of PerfX are included in the Wireline Services reporting segment. The Company reported revenue and operating income during the three and nine months ended September 30, 2021 that included approximately $27.9 million and $0.5 million, respectively. During the nine months ended September 30, 2021 the transaction costs related to the PerfX Acquisition approximated $0.7 million.
Basic Energy Services, Inc. (“Basic”) Acquisition
On September 15, 2021, Ranger Acquisitions entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries (the “Basic Sellers”), which closed on October 1, 2021. Ranger Acquisitions purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations, and rolling stock assets required to support the operating assets being purchased and real property locations inclusive of, but not limited to, real property owned in New Mexico, North Dakota, Oklahoma, and Texas.
All assets associated with the Basic Acquisition, were recorded at their fair value. The Company used the market approach as of the closing date, October 1, 2021, to apply fair values to the assets purchased based on the selling price of similar assets. As a result of comparing the purchase price to the fair value of the assets acquired, the Company realized a $40.0 million bargain purchase gain, net of tax. The bargain purchase gain is primarily attributable Basic’s distressed financial position and lack of financing options available to avoid liquidation.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the closing date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one-year from the closing date, the Company recorded adjustments to the assets acquired and liabilities assumed, with the corresponding offset to the bargain purchase. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in the operating results in the period in which the adjustment is identified. As of the date of this report the Company has finalized the purchase price allocation in the fourth quarter of 2022.
During the three and nine months ended September 30, 2022, adjustments were made within the permitted measurement period that resulted in an increase to the bargain purchased recognized of $0.8 million and $3.6 million, respectively, net of tax, due to updated information regarding facts and circumstances which existed as of the date of the business combination. The measurement period adjustments primarily impacted the bargain purchase gain and property and equipment.

The Company reported revenue and operating income during the three months ended September 30, 2022 of approximately $60.8 million and $12.1 million, respectively, and $157.3 million and $30.9 million for the nine months ended September 30, 2022 attributable to the assets acquired from Basic.
The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Property and equipment	$93.5
Total assets acquired	93.5
Finance lease obligations	3.9
Bargain purchase deferred tax liability	11.7
Total liabilities assumed	15.6
Net assets acquired	77.9
Bargain purchase	40.8
Purchase price	$37.1
The following unaudited pro-forma financial results considers that the Basic Acquisition occurred as of January 1, 2021 (in millions, except per share amounts):

Nine Months Ended September 30, 2021
Revenue	$300.1
Operating loss	$(24.6)
Net income (loss)	$(27.3)
Basic earnings (loss) per share	$(1.68)
Diluted earnings (loss) per share	$(1.68)
The supplemental pro forma information presented above are being provided for information purposes only and may not necessarily reflect what the results of operations would have been had the Company owned and operation the Basic Acquisition assets since January 1, 2021. There were no material non-recurring pro-forma adjustments present. The financial results of Basic are primarily included in the High-Specification Rigs reporting segment.
Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2022	December 31, 2021
High specification rigs	20	$130.5	$145.4
High specification rigs machinery and equipment	5 - 10	61.5	63.1
Wireline services machinery and equipment	5 - 10	54.3	53.1
Processing solutions and ancillary services machinery and equipment	3 - 30	66.9	69.4
Vehicles	3 - 15	45.1	46.3
Other property and equipment	5 - 25	21.0	30.9
Property and equipment		379.3	408.2
Less: accumulated depreciation		(157.1)	(140.5)
Construction in progress		4.0	2.9
Property and equipment, net		$226.2	$270.6
Depreciation expense was $10.5 million and $8.6 million for the three months ended September 30, 2022 and 2021, respectively and $33.2 million and $24.4 million for the nine months ended September 30, 2022 and 2021.

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
As of September 30, 2022, the Company classified land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, which are being actively marketed, as held for sale. During the three and nine months ended September 30, 2022, the Company recorded an impairment of $0.2 million and $1.3 million, respectively, to assets held for sale as the carrying value exceeded the fair value less estimated costs to sell. Assets held for sale at September 30, 2022 consisted of the following (in millions):

September 30, 2022
Land and buildings	$3.0
Other PP&E	2.1
Assets held for sale	$5.1
Note 6 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2022	December 31, 2021
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(4.2)	(3.6)
Intangible assets, net		$7.2	$7.8
Amortization expense was $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021 respectively and $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2023	$0.7
2024	0.7
2025	0.7
2026	0.7
2027	0.7
Thereafter	3.7
Total	$7.2
Note 7 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2022	December 31, 2021
Accrued payables	$11.0	$12.5
Accrued compensation	12.2	12.7
Accrued taxes	2.3	2.1
Accrued insurance	8.5	3.0
Accrued expenses	$34.0	$30.3
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

Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Short-term lease costs	$4.4	$1.1	$9.9	$1.9
Operating lease costs	$1.1	$0.5	$2.2	$1.3
Operating cash outflows from operating leases	$0.7	$0.4	$1.9	$1.1

Weighted average remaining lease term			4.7 years	5.2 years
Weighted average discount rate			7.9%	8.8%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2023	$3.0
2024	3.0
2025	3.0
2026	2.9
2027	2.3
Thereafter	0.3
Total future minimum lease payments	14.5
Less: amount representing interest	(2.2)
Present value of future minimum lease payments	12.3
Less: current portion of operating lease obligations	(2.2)
Long-term portion of operating lease obligations	$10.1
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
Lease costs and other information related to finance leases for the three and nine months ended September 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of finance leases	$0.5	$0.6	$1.5	$2.2
Interest on lease liabilities	$0.2	$0.1	$0.6	$0.3
Financing cash outflows from finance leases	$1.1	$0.2	$3.4	$2.4

Weighted average remaining lease term			1.4 years	1.5 years
Weighted average discount rate			2.6%	2.8%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2023	$4.0
2024	2.1
2025	0.8
2026	0.1
Total future minimum lease payments	7.0
Less: amount representing interest	(0.4)
Present value of future minimum lease payments	6.6
Less: current portion of finance lease obligations	(3.8)
Long-term portion of finance lease obligations	$2.8

Note 9 — Other Financing Liabilities
During the three and nine months ended September 30, 2021, the Company entered into an agreement to sell a parcel of land and a building attached thereto, and subsequently leased back the property. The Company received cash of $12.1 million from the sale, and the lease has a 15-year term with an annual rent escalation of two percent per annum.
During the three and nine months ended September 30, 2021, the Company entered into an agreement to sell certain other fixed assets and subsequently leased back such assets. The Company received cash of $3.5 million to be paid over 18 to 60 months.
These sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.
As of September 30, 2022, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending September 30,	Total
2023	$0.8
2024	0.6
2025	0.7
2026	0.7
2027	0.8
Thereafter	9.0
Total future minimum lease payments	$12.6
Note 10 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	September 30, 2022	December 31, 2021
Eclipse Revolving Credit Facility	$24.9	$27.0
Eclipse M&E Term Loan, net	10.8	12.2
Eclipse Term Loan B	—	11.9
Secured Promissory Note	7.0	10.4
Installment Purchases	0.6	1.0
Total Debt	43.3	62.5
Current portion of long-term debt	(30.4)	(44.1)
Long term-debt, net	$12.9	$18.4
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of September 30, 2022.
On January 7, 2022, the Company entered into the First Amendment to Loan and Security Agreement with EBC and Eclipse Business Capital SPV, LLC, which increased the Maximum Revolving Credit Facility Amount (as defined in the Amended Loan Agreement (as defined below)) to $65.0 million, among other things.
On September 23, 2022, the Company entered into the Amended Loan Agreement with EBC and Eclipse Business Capital SPV, LLC, which, among other things, designated the change in reference rate from LIBOR to SOFR, and designated a Letter of Credit in the amount of $1.6 million to be utilized for working capital and general corporate purposes, as needed.
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
Under the Revolving Credit Facility, the total loan capacity was $57.0 million, which was based on a borrowing base certificate in effect as of September 30, 2022. The Company had outstanding borrowings of $24.9 million under the Revolving Credit Facility, leaving a residual $30.5 million available for borrowings as of September 30, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5% in excess of the LIBOR Rate and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through October 1, 2022. The weighted average interest rate for the loan was approximately 5.9% for the nine months ended September 30, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other assets in the Condensed Consolidated Balance Sheets. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of September 30, 2022 were $1.4 million.
On September 14, 2022, the Company issued a letter of credit in the amount of $1.6 million which was issued for insurance related purposes. The $1.6 million was drawn under the Company’s Revolving Credit Facility and thereby reduces the availability thereunder. The Letter of Credit bears an interest rate of 4.5% per annum and is scheduled to mature in September 2023, however the terms of such Letter of Credit provide that it may be automatically extended without written consent of any of the parties thereto.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $11.0 million where the monthly principal and interest installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 9.0% for the nine months ended September 30, 2022. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
The Company capitalized fees of $0.3 million associated with this M&E Term Loan Facility, which are included in the Consolidated Balance Sheets as a discount to the Long-term debt, net. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of September 30, 2022 were $0.2 million.
Term Loan B
On October 1, 2021, Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B was scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 12.4% through the maturity date of August 16, 2022.
On October 1, 2021, Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility as of September 30, 2022. Cash proceeds generated from the sale of Basic assets were utilized to make payments on Term Loan B and were not available to be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B.
On August 16, 2022, the outstanding balance of Term Loan B was terminated. At this time, the remaining balance of the loan was $0.3 million, which was paid utilizing funds from the Revolving Credit Facility. At the time of the termination, the Company had capitalized fees associated with Term Loan B of $0.1 million, which was charged to interest expense on the Condensed Consolidated Statement of Operations.

Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of September 30, 2022, the aggregate principal balance outstanding was $7.0 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
During the three and nine months ended September 30, 2021 reporting periods, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of September 30, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.6 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Debt Obligations and Scheduled Maturities
As of September 30, 2022, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending September 30,	Total
2023	$30.4
2024	7.1
2025	2.5
2026	3.5
Total	$43.5
Note 11 — Equity
Series A Preferred Stock
On September 10, 2021, the Company consummated the private placement, under the Securities Purchase Agreement, with certain accredited investors of 6.0 million newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for cash consideration in an aggregate amount of $42 million. The transaction closed on October 1, 2021 and during the nine months ended September 30, 2022, the Preferred Stock automatically converted into shares of the Company’s Class A Common Stock, on April 18, 2022, upon effectiveness of the registration statement filed on Form S-1 by the Company on March 31, 2022 (File No. 001-699-039).
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the three and nine months ended September 30, 2022, the Company granted approximately 67,400 and 484,600 RSAs, respectively, with an approximated aggregate value of $4.8 million. During the three and nine months ended September 30, 2021, the Company granted approximately 145,200 and 645,300 RSAs, respectively, with an aggregate value of $4.2 million. As of September 30, 2022, there was an aggregate $5.2 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.8 years.

Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the nine months ended September 30, 2022, the Company granted approximately 91,500 target shares of market-based performance stock units at a relative and absolute grant date fair value of approximately $14.11 and $12.69 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2024. During the three and nine months ended September 30, 2021, the Company granted approximately 100,900 and 246,200 target shares, respectively, of market-based performance stock units at a relative and absolute grant date fair value of $9.24 per share and $7.45 per share, respectively, which are expected to vest (if at all) following the completion of the applicable performance period on March 15, 2024. As of September 30, 2022, there was an aggregate $1.4 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.7 years.
Note 12 — Risk Concentrations
Customer Concentrations
During the three and nine months ended September 30, 2022, Occidental Petroleum Corporation (“Oxy”) accounted for 11% and 10% of the Company’s consolidated revenues, respectively. As of September 30, 2022, approximately 15% of the net accounts receivable balance was due from this customer.
During the three months ended September 30, 2021, two customers, EOG Resources (“EOG”) and Pioneer Natural Resources (“Pioneer”), accounted for 16% and 12%, respectively, of the Company’s consolidated revenues. During the nine months ended September 30, 2021, three customers, EOG Resources, Pioneer, and Conoco Phillips accounted for 19%, 11% and 11%, respectively, of the Company’s consolidated revenues. As of September 30, 2021, approximately 32% of the net accounts receivable balance was due from these customers.
Note 13 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2022 and 2021 was 11.6% and (0.2)%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas. Historically, utilization of a portion of the Company's net operating loss ("NOL") carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986, as amended. The Company may be subject to additional limitations due to ownership changes that could occur. The Company reviews changes in the ownership of its shares as such information becomes available to determine whether changes that would result in further limitation have occurred. Given the availability and timing of such ownership information and the underlying analysis required to evaluate such changes, there can be no assurance that existing NOL carry-forwards or credits will not be subject to limitation as of the end of a reporting period.
As a result of the initial public offering and subsequent reorganization, and incurred losses, the Company recorded a deferred tax asset. However, a valuation allowance (“VA”) has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized. The VA is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
Total income tax expense for the three months ended September 30, 2022 and 2021 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the release of the valuation allowance on deferred tax assets, the impact of permanent differences between book and taxable income, and income attributable to noncontrolling interest that is not subject to federal income taxes.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2022, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2021.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2022, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. There have been no material tax impacts to the Condensed Consolidated Financial Statements as it relates to COVID-19 measures. However, the Company has deferred payroll tax payments of $1.1 million as of September 30, 2022 and such amounts are included in Accrued expenses on the Condensed Consolidated Balance Sheet. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) (Public Law Number 117-169) into law. This legislation is not expected to have a material impact on our financial statements.
Note 14 — Earnings (Loss) per Share
Earnings or loss per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings or loss per share were as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) (numerator):
Basic:
Income (loss) attributable to Ranger Energy Services, Inc.	$13.6	$(5.6)	$7.5	$(15.8)
Net income (loss) attributable to Class A Common Stock	$13.6	$(5.6)	$7.5	$(15.8)

Diluted:
Income (loss) attributable to Ranger Energy Services, Inc.	$13.6	$(5.6)	$7.5	$(15.8)
Net income (loss) attributable to Class A Common Stock	$13.6	$(5.6)	$7.5	$(15.8)

Weighted average shares (denominator):
Weighted average number of shares - basic	24,845,517	11,011,864	22,323,308	9,714,508
Effect of share-based awards	338,550	—	314,149	—
Weighted average number of shares - diluted	25,184,067	11,011,864	22,637,457	9,714,508

Basic income (loss) per share	$0.55	$(0.51)	$0.34	$(1.63)
Diluted income (loss) per share	$0.54	$(0.51)	$0.33	$(1.63)
During the three and nine months ended September 30, 2022, the Company excluded 0.1 million of equity-based awards in calculating diluted income per share, as the effect was anti-dilutive. During the three and nine months ended September 30, 2021, the Company excluded 1.1 million of equity-based awards and 6.9 million shares of Common Stock issuable upon conversion of the Company’s Class B Common Stock in calculating diluted loss per share, as the effect was anti-dilutive.
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

Certain segment information as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2022
Revenues	$79.7	$60.6	$36.7	$—	$177.0
Cost of services	62.7	49.2	26.2	—	138.1
General and administrative	—	—	—	11.0	11.0
Depreciation and amortization	6.3	2.8	1.3	0.4	10.8
Impairment of fixed assets	—	—	—	0.2	0.2
(Gain) loss on sale of assets	—	—	—	(1.1)	(1.1)
Operating income (loss)	10.7	8.6	9.2	(10.5)	18.0
Interest expense, net	—	—	—	1.8	1.8
Income tax expense (benefit)	—	—	—	3.4	3.4
Gain on bargain purchase	—	—	—	(0.8)	(0.8)
Net income (loss)	$10.7	$8.6	$9.2	$(14.9)	$13.6

Capital expenditures	$2.8	$0.4	$2.0	$—	$5.2

	Nine Months Ended September 30, 2022
Revenues	$220.6	$148.7	$84.9	$—	$454.2
Cost of services	175.3	134.8	66.0	—	376.1
General and administrative	—	—	—	32.4	32.4
Depreciation and amortization	20.8	8.3	3.3	1.4	33.8
Impairment of fixed assets	—	—	—	1.3	1.3
(Gain) loss on sale of assets	—	—	—	—	—
Operating income (loss)	24.5	5.6	15.6	(35.1)	10.6
Interest expense, net	—	—	—	5.7	5.7
Income tax expense (benefit)	—	—	—	1.0	1.0
Gain on bargain purchase	—	—	—	(3.6)	(3.6)
Net income (loss)	$24.5	$5.6	$15.6	$(38.2)	$7.5

Capital expenditures	$5.7	$2.0	$5.2	$—	$12.9

	As of September 30, 2022
Accounts receivable, net	$49.0	$29.7	$16.3	$—	$95.0
Property and equipment, net	$128.8	$34.4	$45.7	$17.3	$226.2
Total assets	$227.3	$77.3	$79.6	$24.0	$408.2

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2021
Revenues	$29.9	$45.4	$6.4	$—	$81.7
Cost of services	25.1	44.0	4.9	—	74.0
General and administrative	—	—	—	7.1	7.1
Depreciation and amortization	4.1	2.7	1.5	0.4	8.7
Operating income (loss)	0.7	(1.3)	—	(7.5)	(8.1)
Interest expense, net	—	—	—	1.2	1.2
Income tax expense (benefit)	—	—	—	(0.2)	(0.2)
Net income (loss)	$0.7	$(1.3)	$—	$(8.5)	$(9.1)

Capital expenditures	$2.2	$0.6	$0.2	$—	$3.0

	Nine Months Ended September 30, 2021
Revenues	$80.6	$73.1	$16.3	$—	$170.0
Cost of services	68.1	70.4	13.7	—	152.2
General and administrative	—	—	—	16.7	16.7
Depreciation and amortization	13.6	5.5	4.7	1.1	24.9
Operating income (loss)	(1.1)	(2.8)	(2.1)	(17.9)	(23.9)
Interest expense, net	—	—	—	2.5	2.5
Income tax expense (benefit)	—	—	—	0.1	0.1
Net income (loss)	$(1.1)	$(2.8)	$(2.1)	$(20.5)	$(26.5)

Capital expenditures	$4.6	$1.4	$0.5	$—	$6.5

	As of December 31, 2021
Accounts receivable, net	$40.9	$26.8	$13.1	$—	$80.8
Property and equipment, net	$155.0	$41.5	$48.9	$25.2	$270.6
Total assets	$219.1	$76.4	$69.4	$28.2	$393.1
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 16 — Segment Reporting.”
Recent Events and Outlook
The Company recognizes the various global events—including COVID-19, the ongoing conflict in Ukraine, rising rates of inflation and the possibility of recession—that have an impact on its operational and financial performance. Significant progress has been made to combat COVID-19 and its multiple variants, however, it remains a global challenge and continues to have an impact on our financial results. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through September 30, 2022, however the extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel, customer activity and third-party providers. Although commodity prices were lower in the quarter ended September 30, 2022, they, as well as our stock price and operational activity, have improved during the nine months ended September 30, 2022. We expect this global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer.
Heightened levels of inflation and the potential worsening of macro-economic conditions, including the possibility of recession, may present a risk for our business, our suppliers and the stability of the broader oil and gas industry. Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may also result in increases to the costs of our goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation will continue to cause the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raining the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt our business.
The U.S. government implemented a number of programs in the early wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $1.1 million as of September 30, 2022 under the CARES Act, which will become due on December 31, 2022.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (Public Law Number 117-169) into law. This legislation is not expected to have a material impact on our financial statements.
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

Results of Operations
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information.

	Three Months Ended
	September 30,		Variance
	2022	2021	$	%
Revenues
High specification rigs	$79.7	$29.9	$49.8	167%
Wireline services	60.6	45.4	15.2	33%
Processing solutions and ancillary services	36.7	6.4	30.3	473%
Total revenues	177.0	81.7	95.3	117%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	62.7	25.1	37.6	150%
Wireline services	49.2	44.0	5.2	12%
Processing solutions and ancillary services	26.2	4.9	21.3	435%
Total cost of services	138.1	74.0	64.1	87%
General and administrative	11.0	7.1	3.9	55%
Depreciation and amortization	10.8	8.7	2.1	24%
Impairment of fixed assets	0.2	—	0.2	100%
Gain (loss) on sale of assets	(1.1)	—	(1.1)	(100)%
Total operating expenses	159.0	89.8	69.2	77%

Operating income (loss)	18.0	(8.1)	26.1	(322)%

Other (income) expenses
Interest expense, net	1.8	1.2	0.6	50%
Gain on bargain purchase, net of tax	(0.8)	—	(0.8)	(100)%
Total other (income) expenses	1.0	1.2	(0.2)	(17)%

Income (loss) before income tax benefit	17.0	(9.3)	26.3	(283)%
Tax (benefit) expense	3.4	(0.2)	3.6	(1800)%
Net income (loss)	$13.6	$(9.1)	$22.7	(249)%
Revenues. Revenues for the three months ended September 30, 2022 increased $95.3 million, or 117%, to $177.0 million from $81.7 million for the three months ended September 30, 2021. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the three months ended September 30, 2022 increased $49.8 million, or 167%, to $79.7 million from $29.9 million for the three months ended September 30, 2021. The increase in rig services revenue included a 140% increase in total rig hours to 123,000 for the three months ended September 30, 2022 from 51,200 for the three months ended September 30, 2021. The average revenue per rig hour increased 11% to $648 for the three months ended September 30, 2022 from $584 for the three months ended September 30, 2021. Of the total segment revenue increase, $40.5 million is attributable to the assets acquired in the Basic Acquisition. The increase in revenue, rig hours and average revenue per rig hour is also related to increased crude oil pricing driving higher levels of oilfield activity.
Wireline Services. Wireline Services revenue for the three months ended September 30, 2022 increased $15.2 million, or 33%, to $60.6 million from $45.4 million for the three months ended September 30, 2021. The increased wireline services revenue was primarily attributable to completion services of $4.3 million related to increased pricing and the addition of standby charges, offset by a 19% decrease in completed stage counts to 9,200 for the three months ended September 30, 2022 from 11,400 for the three months ended September 30, 2021. Additional increased wireline services revenue was attributable to production services of $7.3 million, primarily related to increased pricing and utilization of assets from the acquisition of Patriot and PerfX.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended September 30, 2022 increased $30.3 million, or 473%, to $36.7 million from $6.4 million for the three months ended

September 30, 2021. Of the total segment revenue increase, $20.3 million is attributable to the Basic Acquisition. The increase in processing solutions and ancillary services is primarily attributable to our coil tubing, equipment rentals and plugging and abandonment services, which amounted to $12.7 million, $9.8 million and $7.5 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services (exclusive of depreciation and amortization) for the three months ended September 30, 2022 increased $64.1 million, or 87%, to $138.1 million from $74.0 million for the three months ended September 30, 2021. As a percentage of revenue, cost of services was 78% and 91% for the three months ended September 30, 2022 and 2021, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended September 30, 2022 increased $37.6 million, or 150% to $62.7 million from $25.1 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase in variable expenses, notably employee related labor costs and fuel costs, which amounted to $22.4 million and $3.2 million, respectively, coupled with a $4.2 million increase in expense related to general operating expenses. Additionally, the increase corresponds with the increase in rig hours and revenues. Of the segment cost of services, $31.9 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services for the three months ended September 30, 2022 increased $5.2 million, or 12%, to $49.2 million from $44.0 million for the three months ended September 30, 2021. Wireline Services cost of services as a percentage of revenue decreased from 97% for the three months ended September 30, 2021 to 81% for the three months ended September 30, 2022 due to the increase in revenues attributed to increased utilization of assets from the acquisition of Patriot and PerfX. The increase was primarily attributable to increased employee costs of $3.5 million primarily due to the acquisitions of PerfX and Patriot, and, to a lesser extent, maintenance costs of approximately $2.1 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended September 30, 2022 increased $21.3 million, or 435%, to $26.2 million from $4.9 million for the three months ended September 30, 2021. The increase was primarily attributable to increased employee and maintenance costs with the upturn in operational activity, which amounted to approximately $9.4 million and $3.6 million, respectively. Additionally, cost of service expense increased by $3.7 million primarily related to increased activity in our coil tubing and plugging and abandonment services. Of the segment cost of services increase, $16.5 million is attributable to the Basic Acquisition.
General & Administrative. General and administrative expenses for the three months ended September 30, 2022 increased $3.9 million, or 55%, to $11.0 million from $7.1 million. The increase in general and administrative expenses is primarily due to corporate employee costs added subsequent to the Basic Acquisition and increased professional fees during three months ended September 30, 2022.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2022 increased $2.1 million, or 24%, to $10.8 million from $8.7 million for the three months ended September 30, 2021. The increase was attributable to assets acquired through the business combinations during the last half of the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the three months ended September 30, 2022.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2022 increased $0.6 million, or 50%, to $1.8 million from $1.2 million for the three months ended September 30, 2021. The increase to net interest expense was attributable to the increased principal balance on our Revolving Credit Facility (as defined below), higher interest rates on each tranche of the Loan and Security Agreement that closed on September 27, 2021.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information.

	Nine Months Ended
	September 30,		Variance
	2022	2021	$	%
Revenues
High specification rigs	$220.6	$80.6	$140.0	174%
Wireline services	148.7	73.1	75.6	103%
Processing solutions and ancillary services	84.9	16.3	68.6	421%
Total revenues	454.2	170.0	284.2	167%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	175.3	68.1	107.2	157%
Wireline services	134.8	70.4	64.4	91%
Processing solutions and ancillary services	66.0	13.7	52.3	382%
Total cost of services	376.1	152.2	223.9	147%
General and administrative	32.4	16.7	15.7	94%
Depreciation and amortization	33.8	24.9	8.9	36%
Impairment of fixed assets	1.3	—	1.3	100%
Gain (loss) on sale of assets	—	0.1	(0.1)	(100)%
Total operating expenses	443.6	193.9	249.7	129%

Operating income (loss)	10.6	(23.9)	34.5	(144)%

Other (income) expenses
Interest expense, net	5.7	2.5	3.2	128%
Gain on bargain purchase, net of tax	(3.6)	—	(3.6)	(100)%
Total other (income) expenses	2.1	2.5	(0.4)	(16)%

Income (loss) before income tax (benefit) expense	8.5	(26.4)	34.9	(132)%
Tax expense	1.0	0.1	0.9	900%
Net income (loss)	$7.5	$(26.5)	$34.0	(128)%
Revenues. Revenues for the nine months ended September 30, 2022 increased $284.2 million, or 167%, to $454.2 million from $170.0 million for the nine months ended September 30, 2021. The change in revenues by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the nine months ended September 30, 2022 increased $140.0 million, or 174%, to $220.6 million from $80.6 million for the nine months ended September 30, 2021. The increase in rig services revenue included a 143% increase in total rig hours to 355,400 for the nine months ended September 30, 2022 from 146,300 for the nine months ended September 30, 2021. The average revenue per rig hour increased 13% to $621 from $551 for the nine months ended September 30, 2021. Of the total segment revenue increase, $112.4 million is attributable to the assets acquired in the Basic Acquisition.
Wireline Services. Wireline Services revenue for the nine months ended September 30, 2022 increased $75.6 million, or 103%, to $148.7 million from $73.1 million for the nine months ended September 30, 2021. The increased wireline services revenue was primarily attributable to completion services of $47.3 million, which included a 43% increase in completed stage counts to 24,600 for the nine months ended September 30, 2022 from 17,200 for the nine months ended September 30, 2021. Additional increased wireline services revenue was attributable to production services of $20.0 million, primarily related to increased pricing and utilization of assets from the acquisition of Patriot and PerfX.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the nine months ended September 30, 2022 increased $68.6 million, or 421%, to $84.9 million from $16.3 million for the nine months ended September 30, 2021. Of the total segment revenue increase, $44.9 million is attributable to the Basic Acquisition. The increase in processing solutions and ancillary services is primarily attributable to a $26.2 million increase in our coil tubing services, a $23.3 million increase in our equipment rentals services and a $19.2 million in our plugging and abandonment services.
Cost of services (exclusive of depreciation and amortization). Cost of services for the nine months ended September 30, 2022 increased $223.9 million, or 147%, to $376.1 million from $152.2 million for the nine months ended September 30, 2021. As a percentage of revenue, cost of services was 83% and 90% for the nine months ended September 30, 2022 and 2021, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the nine months ended September 30, 2022 increased $107.2 million, or 157%, to $175.3 million from $68.1 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, repair and maintenance costs, and general operating expenses of $63.9 million, $9.7 million, and $13.5 million, respectively. Additionally, the increase corresponds with the increase in rig hours and revenues. Of the segment cost of services, $87.3 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services for the nine months ended September 30, 2022 increased $64.4 million, or 91%, to $134.8 million from $70.4 million for the nine months ended September 30, 2021. The increase was primarily attributable to the wireline business, which includes activity from the acquisition of Patriot and PerfX during the nine months ended September 30, 2022. The completion wireline activity accounted for approximately $57.0 million of the segment cost of services increase.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the nine months ended September 30, 2022 increased $52.3 million, or 382%, to $66.0 million from $13.7 million for the nine months ended September 30, 2021. The increase was primarily attributable to increased employee costs and maintenance and repair with the upturn in operational activity, which amounted to $23.7 million and $8.8 million, respectively. Of the segment cost of services increase, $38.9 million is attributable to the Basic Acquisition.
General & Administrative. General and administrative expenses for the nine months ended September 30, 2022 increased $15.7 million, or 94%, to $32.4 million from $16.7 million. The increase in general and administrative expenses is primarily due to corporate employee costs added subsequent to the Basic Acquisition, coupled with professional fees and transactional costs incurred during the nine months ended September 30, 2022 related to the Basic Acquisition.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2022 increased $8.9 million, or 36%, to $33.8 million from $24.9 million for the nine months ended September 30, 2021. The increase was attributable to assets acquired through the business combinations during the last half of the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the nine months ended September 30, 2022.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2022 increased $3.2 million, or 128%, to $5.7 million from $2.5 million for the nine months ended September 30, 2021. The increase to net interest expense was attributable to the increased principal balance on our Revolving Credit Facility (as defined below), higher interest rates on each tranche of the Loan and Security Agreement that closed on September 27, 2021, and interest paid on the Secured Promissory Note issued in connection with the PerfX Acquisition.
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
We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with U.S. GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of net income (loss) to Adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details.

	Three Months Ended September 30, 2022
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$10.7	$8.6	$9.2	$(14.9)	$13.6
Interest expense, net	—	—	—	1.8	1.8
Tax (benefit) expense	—	—	—	3.4	3.4
Depreciation and amortization	6.3	2.8	1.3	0.4	10.8
Impairment of fixed assets	—	—	—	0.2	0.2
Equity based compensation	—	—	—	1.1	1.1
Loss on retirement of debt	—	—	—	—	—
Gain on disposal of property and equipment	—	—	—	(1.1)	(1.1)
Bargain purchase gain, net of tax	—	—	—	(0.8)	(0.8)
Severance and reorganization costs	—	—	—	1.1	1.1
Acquisition related costs	—	—	—	—	—
Legal fees and settlements	—	—	—	0.2	0.2
Adjusted EBITDA	$17.0	$11.4	$10.5	$(8.6)	$30.3

	Three Months Ended September 30, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$0.7	$(1.3)	$—	$(8.5)	$(9.1)
Interest expense, net	—	—	—	1.2	1.2
Tax (benefit) expense	—	—	—	(0.2)	(0.2)
Depreciation and amortization	4.1	2.7	1.5	0.4	8.7
Impairment of fixed assets	—	—	—	—	—
Equity based compensation	—	—	—	0.3	0.3
Loss on retirement of debt	—	—	—	0.2	0.2
Gain on disposal of property and equipment	—	—	—	—	—
Bargain purchase gain, net of tax	—	—	—	—	—
Severance and reorganization costs	—	—	—	0.5	0.5
Acquisition related costs	—	—	—	0.8	0.8
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$4.8	$1.4	$1.5	$(4.4)	$3.3

	Variance ($)
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$10.0	$9.9	$9.2	$(6.4)	$22.7
Interest expense, net	—	—	—	0.6	0.6
Tax (benefit) expense	—	—	—	3.6	3.6
Depreciation and amortization	2.2	0.1	(0.2)	—	2.1
Impairment of fixed assets	—	—	—	0.2	0.2
Equity based compensation	—	—	—	0.8	0.8
Loss on retirement of debt	—	—	—	(0.2)	(0.2)
Gain on disposal of property and equipment	—	—	—	(1.1)	(1.1)
Bargain purchase gain, net of tax	—	—	—	(0.8)	(0.8)
Severance and reorganization costs	—	—	—	0.6	0.6
Acquisition related costs	—	—	—	(0.8)	(0.8)
Legal fees and settlements	—	—	—	(0.7)	(0.7)
Adjusted EBITDA	$12.2	$10.0	$9.0	$(4.2)	$27.0
Adjusted EBITDA for the three months ended September 30, 2022 increased $27.0 million to $30.3 million from $3.3 million for the three months ended September 30, 2021. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2022 increased $12.2 million to $17.0 million from $4.8 million for the three months ended September 30, 2021, primarily due to increased revenues of $49.8 million, partially offset by a corresponding increase in cost of services of $37.6 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended September 30, 2022 increased $10.0 million to $11.4 million from $1.4 million for the three months ended September 30, 2021, primarily due to increased revenues of $15.2 million, partially offset by a corresponding increase in cost of services of $5.2 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended September 30, 2022 increased $9.0 million to $10.5 million from $1.5 million for the three months ended September 30, 2021, due to increased revenues of $30.3 million, offset by a corresponding increase in cost of services of $21.3 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2022 increased $4.2 million to a loss of $8.6 million from a loss of $4.4 million for the three months ended September 30, 2021. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

	TA	Nine Months Ended September 30, 2022
		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
		(in millions)
Net income (loss)		$24.5	$5.6	$15.6	$(38.2)	$7.5
Interest expense, net		—	—	—	5.7	5.7
Tax (benefit) expense		—	—	—	1.0	1.0
Depreciation and amortization		20.8	8.3	3.3	1.4	33.8
Impairment of fixed assets		—	—	—	1.3	1.3
Equity based compensation		—	—	—	2.8	2.8
Loss on retirement of debt		—	—	—	—	—
Loss on disposal of property and equipment		—	—	—	—	—
Bargain purchase gain, net of tax		—	—	—	(3.6)	(3.6)
Severance and reorganization costs		—	—	—	1.6	1.6
Acquisition related costs		—	—	—	6.5	6.5
Legal fees and settlements		—	—	—	1.3	1.3
Adjusted EBITDA		$45.3	$13.9	$18.9	$(20.2)	$57.9

	Nine Months Ended September 30, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$(1.1)	$(2.8)	$(2.1)	$(20.5)	$(26.5)
Interest expense, net	—	—	—	2.5	2.5
Tax (benefit) expense	—	—	—	0.1	0.1
Depreciation and amortization	13.6	5.5	4.7	1.1	24.9
Impairment of fixed assets	—	—	—	—	—
Equity based compensation	—	—	—	2.1	2.1
Loss on retirement of debt	—	—	—	0.2	0.2
Loss on disposal of property and equipment	—	—	—	0.1	0.1
Bargain purchase gain, net of tax	—	—	—	—	—
Severance and reorganization costs	—	—	—	(0.6)	(0.6)
Acquisition related costs	—	—	—	1.4	1.4
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$12.5	$2.7	$2.6	$(12.7)	$5.1

	Variance ($)
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$25.6	$8.4	$17.7	$(17.7)	$34.0
Interest expense, net	—	—	—	3.2	3.2
Tax (benefit) expense	—	—	—	0.9	0.9
Depreciation and amortization	7.2	2.8	(1.4)	0.3	8.9
Impairment of fixed assets	—	—	—	1.3	1.3
Equity based compensation	—	—	—	0.7	0.7
Loss on retirement of debt	—	—	—	(0.2)	(0.2)
Loss on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Bargain purchase gain, net of tax	—	—	—	(3.6)	(3.6)
Severance and reorganization costs	—	—	—	2.2	2.2
Acquisition related costs	—	—	—	5.1	5.1
Legal fees and settlements	—	—	—	0.4	0.4
Adjusted EBITDA	$32.8	$11.2	$16.3	$(7.5)	$52.8
Adjusted EBITDA for the nine months ended September 30, 2022 increased $52.8 million to $57.9 million from $5.1 million for the nine months ended September 30, 2021. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2022 increased $32.8 million to $45.3 million from $12.5 million for the nine months ended September 30, 2021, primarily due to increased revenues of $140.0 million, partially offset by a corresponding increase in cost of services of $107.2 million.
Wireline Services. Wireline Services Adjusted EBITDA for the nine months ended September 30, 2022 increased $11.2 million to $13.9 million from $2.7 million for the nine months ended September 30, 2021, primarily due to increased revenues of $75.6 million, partially offset by an increase in cost of services of $64.4 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the nine months ended September 30, 2022 increased $16.3 million to $18.9 million from $2.6 million for the nine months ended September 30, 2021, primarily due to increased revenues of $68.6 million, partially offset by an increase in cost of services of $52.3 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2022 increased $7.5 million to a loss of $20.2 million from a loss of $12.7 million for the nine months ended September 30, 2021. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our EBC Credit Facility. As of September 30, 2022, we had total liquidity of $35.7 million, consisting of $5.2 million of cash on hand and availability under our Revolving Credit Facility of $30.5 million.
As of September 30, 2022, our borrowing base under the Revolving Credit Facility was $57.0 million compared to $37.5 million and $45.0 million as of September 30, 2021 and December 31, 2021, respectively, as a result of increased operational activity and accounts receivable balances. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Our Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in millions)
Net cash provided by operating activities	$18.5	$23.4	$(4.9)	21%
Net cash provided by (used in) investing activities	12.5	(5.9)	18.4	312%
Net cash provided by (used in) financing activities	(26.4)	24.5	(50.9)	(208)%
Net change in cash	$4.6	$42.0	$(37.4)	(89)%
Operating Activities
Net cash from operating activities decreased $4.9 million to cash provided of $18.5 million for nine months ended September 30, 2022 compared to cash provided of $23.4 million for the nine months ended September 30, 2021. The change in cash flows from operating activities is primarily attributable to an increase in contract assets for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The use of working capital cash increased $48.5 million to $26.6 million for the nine months ended September 30, 2022, compared to cash generated of $21.9 million for the nine months ended September 30, 2021.
Investing Activities
Net cash from investing activities increased $18.4 million to a cash provided of $12.5 million for nine months ended September 30, 2022 compared to cash used of $5.9 million for the nine months ended September 30, 2021. The change in cash flows from investing activities is attributable to the significant asset sales that took place during the nine months ended September 30, 2022, partially offset by fixed asset additions.
Financing Activities
Net cash from financing activities decreased $50.9 million from cash provided of $24.5 million for the nine months ended September 30, 2021 compared to cash used of $26.4 million for the nine months ended September 30, 2022. The change in cash flows from financing activities is primarily attributable to cash from asset sales and operations being utilized to pay down debt. During the three and nine months ended September 30, 2022 the Company retired Term Loan B and paid an aggregate of $25.3 million on all debt and financing liabilities.
Supplemental Disclosures
During the nine months ended September 30, 2022, the Company added fixed assets of $4.2 million primarily related to finance leased assets across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $54.0 million as of September 30, 2022, compared to $2.5 million as of December 31, 2021. The increased accounts receivable and contract assets, coupled with assets considered to be held for sale led to the working capital increase.
Our Debt Agreements
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of September 30, 2022.
On January 7, 2022, the Company entered into the First Amendment to Loan and Security Agreement with EBC and Eclipse Business Capital SPV, LLC, which increased the Maximum Revolving Facility Amount (as defined in the Amended Loan Agreement) to $65.0 million, among other things.

On September 23, 2022, the Company entered into the Amended Loan Agreement with EBC and Eclipse Business Capital SPV, LLC, which, among other things, designated the change in reference rate from LIBOR to SOFR, and designated a Letter of Credit in the amount of $1.6 million to be utilized for working capital and general corporate purposes, as needed.
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
Under the Revolving Credit Facility, the total loan capacity was $57.0 million, which was based on a borrowing base certificate in effect as of September 30, 2022. The Company had outstanding borrowings of $24.9 million under the Revolving Credit Facility, leaving a residual $30.5 million available for borrowings as of September 30, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5% in excess of the LIBOR Rate and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through July 1, 2022. The weighted average interest rate for the loan was approximately 5.9% for the nine months ended September 30, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other assets in the Condensed Consolidated Balance Sheets. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of September 30, 2022 were $1.4 million.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $11.0 million where the monthly principal installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the LIBOR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 9.0% for the nine months ended September 30, 2022. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
The Company capitalized fees on $0.3 million associated with this M&E Term Loan Facility, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, net. Such fees will continue to be amortized through maturity and are included in Interest expense, net on the Condensed Consolidated Statement of Operations. Unamortized debt issuance costs as of September 30, 2022 were $0.2 million.
Term Loan B
On October 1, 2021, the Term Loan B, was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the LIBOR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 12.4% through the maturity date of August 16, 2022.
On October 1, 2021, the Term Loan B was drawn in full to repay borrowings under the Revolving Credit Facility and as of September 30, 2022. Principal payments are generated from the proceeds from the sale of Basic assets, and may not be reborrowed. The Company capitalized fees of $0.6 million associated with Term Loan B, which are included in the Condensed Consolidated Balance Sheets as a discount to the Long-term debt, current portion. Such fees will continue to be amortized through maturity and are included in Interest Expense, net on the Condensed Consolidated Statement of Operations.
On August 16, 2022, the outstanding balance of Term Loan B was terminated. At this time, the remaining balance of the loan was $0.3 million, which was paid utilizing funds from the Revolving Credit Facility. At the time of the termination, the Company had capitalized fees associated with Term Loan B of $0.1 million. This amount was charged to interest expense on the Condensed Consolidated Statement of Operations.

Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of September 30, 2022, the aggregate principal balance outstanding was $7.0 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024. The Company made a cash payment of $1.5 million payment in February 2022 on the Secured Promissory Note, where such cash was generated from the sale of assets with an attached lien.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of September 30, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.6 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
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
Emerging Growth Company Status and Smaller Reporting Company Status
The Company is an “emerging growth company” as defined in the JOBS Act. The Company will remain an emerging growth company until the earlier of (1) the last day of its fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which its total annual gross revenue is at least $1.24 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of its most recently completed second fiscal quarter, or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable to public companies. The Company has irrevocably opted out of the extended transition period and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. The Company will lose its EGC status on December 31, 2022, as this will represent the last day of the fiscal year following the fifth anniversary of our first Form S-1, which was filed in August 2017.
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
•general economic conditions, including the impact of continued inflation and associated changes in monetary policy;
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
The outbreak of COVID-19 has spread across the globe and has been declared a public health emergency by the WHO and a National Emergency by the President of the United States. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will significantly depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2020, and has continued through September 30, 2022, however the extent to which the COVID-19 outbreak may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook”.
Russia invaded neighboring Ukraine and these events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2022, and has continued through September 30, 2022, however the extent to which the invasion may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook”.
Heightened levels of inflation and the potential worsening of macro-economic conditions, including the possibility of recession, may present a risk for our business, our suppliers and the stability of the broader oil and gas industry. In addition, the U.S. inflation rate has been steadily increasing since 2021 and into 2022. The direct impact to our operations began to take affect at the close of the second quarter ended June 30, 2022, and has continued through September 30, 2022, however the extent to which the heightened levels of inflation may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Events and Outlook”.
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of September 30, 2022, we had $24.9 million outstanding under our Revolving Credit Facility, with a weighted average interest rate of 5.9%. As of September 30, 2022, the aggregate principal balance outstanding under the M&E Term Loan was $11.0 million, with a weighted average interest rate of 9.0%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.4 million per year. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2022, the top three trade receivable balances represented approximately 15%, 11%, and 8%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 20%, 19% and 14%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 16%, 9%, and 9%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 27%, 10%, and 9%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to the material weakness identified during the year ended December 31, 2021.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.
Continuing or worsening inflationary issue and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.
The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2022.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	—
August 1, 2022 - August 31, 2022	21,816	8.87	—	—
September 1, 2022 - September 30, 2022	365	9.80	—	—
Total	22,181	$8.89	—	—
_________________________
(1)    Total number of shares repurchased during the third quarter of 2022 consists of 21,816 and 365 shares settled in cash related to annual grants and shares withheld by the Company in satisfaction of withholding taxes due, respectively, upon the vesting of restricted shares granted to our employees under the 2017 Plan.

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
10.1*
Fourth Amendment to the Loan and Security Agreement, dated September 23, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent.

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	October 31, 2022
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)