Form 10-K
period 2022-12-31
Ranger Energy Services, Inc.
filed 2023-03-13
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $146.2 million, based on the closing market price as reported on the New York Stock Exchange of $10.14. As of February 28, 2023, the Registrant had 24,896,972 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K (“Annual Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Annual Report, the words “may,” “should,” “intend,” “could,” “believe,” “anticipate,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Part I, Item 1A. Risk Factors” in this Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at www.sec.gov. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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

Summary of our Risk Factors
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not limited to:
Risks Related to our Operations
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
•our reliance upon a few large customers may adversely affect our revenue and operating results;
•customers may be forced to curtail or shut in production due to a lack of storage capacity;
•our reliance on a few key employees whose absence or loss could adversely affect our business;
•unsatisfactory safety performance may negatively affect our current and future customer relationships and, to the extent we fail to retain existing customer or attract new customers, adversely impact our revenue;
•claims including personal injury and property damages, which could materially and adversely affect our financial condition, results of operations and prospects;
•increased attention and proposed and future requirements relating to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ businesses;
•the widespread outbreak of disease, including a reemergence of COVID-19 including through new variants, and its potential effect on business operations and financial conditions; and
•interruptions, failures or attacks in our information technology systems.
Risks Related to our Ownership and Capital Structure
•difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements;
•certain restrictions under the terms of our Revolving Credit Facility may limit our future ability to pay cash dividends;
•future issuance of additional Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us;
•we may issue additional preferred stock, the terms of which could adversely affect the voting power or value of our Class A Common Stock;
•we may experience difficulty in completing financial statements relating to acquisition opportunities, resulting in the inability to register securities with the SEC;
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

PART I
Item 1. Business
Overview
Ranger Energy Services, Inc. (the “Company,” “Ranger,” “we,” “us” or “our”) is a provider of onshore high specification (“high-spec”) well service rigs, wireline services, and additional processing solutions and ancillary services in the United States. We provide an extensive range of well site services to leading United States (“U.S.”) exploration and production (“E&P”) companies that are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well. Our focus has been positioning ourselves to serve a high-quality customer base by leveraging our young fleet, improving systems and streamlining processes, making Ranger an operator of choice for U.S. E&P companies that require completion and production services.
Our service offerings consist of well completion support, workover, well maintenance, wireline, fluid management, and other complementary services, as well as well installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
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
The Company’s operations take place in most of the active oil and natural gas basins in the U.S., including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend, Anadarko Basin, and Canadian and Kingfisher Counties plays. For further information related to our services and financial results of our operating segments, see “Part I, Item 1. Business—Our Segments,” “Part II, Item 7. Management Discussion and Analysis—Operating Results,” and “Part II, Item 8. Financial Statements and Supplementary Data—Note 17 — Segment Reporting.”
Organization
Ranger Inc. was incorporated as a Delaware corporation in February 2017. In conjunction with the initial public offering of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 (the “Offering”), and the corporate reorganization we underwent in connection with the Offering, we became a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), and the other subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services, its subsidiaries, and Torrent Services’ business and consolidates the financial results of Ranger Services, its subsidiaries, and Torrent Services.

The following diagram indicates our ownership structure as of February 28, 2023:

Legacy Owners(1)(2)
(Class A Shares)
Public Shareholders(2)
(Class A Shares)
10,024,819 Class A Common Stock
40% Total Voting Power
14,872,153 Class A Common Stock
60% Total Voting Power
Ranger Energy Services, Inc.
(Ranger, Inc.)
(NYSE: RNGR)
RNGR Energy Services, LLC
(Ranger LLC)
Operating Subsidiaries

_________________________
(1)    CSL and Bayou Well Holdings Company, LLC (collectively the “Legacy Owners”) own the equity interests, where CSL holds a majority.
(2)    Inclusive of unvested restricted share awards.
Our Segments
We conduct our operations through multiple business lines that are organized into three reporting segments: High Specification Rigs, Wireline Services and Processing Solutions and Ancillary Services. Our services, when utilized in conjunction with one another, strategically enhance our operating footprint by creating operational efficiencies for our customers and allow us to capture a greater portion of their spending across the lifecycle of a well. The following provides additional detail on our reportable segments and the business lines within each segment.
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
•Workovers. Our workover services primarily facilitate major well repairs or modifications required to sustain the flow of oil and natural gas in a producing well. Workovers, which may require a few days to several weeks to complete and generally require additional auxiliary equipment, are typically more complex and more time- consuming than well maintenance operations. Workover operations include major subsurface repairs such as the repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the wellbore. All of our high‑spec well service rigs are designed to perform complex workover operations.
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
We currently have a fleet of 428 well service rigs, which we believe to be among the newest and most advanced in the industry and are considered to be high-spec rigs, with high operating horsepower (“HP”) (450 HP or greater) and tall mast heights (102 feet or higher).

HP Rating (1)	Mast Height	Mast Rating (2)	Number of High-Spec Rigs
550 — 600	112’ — 117’	250,000 — 300,000’	97
500	104’ — 108’	240,000 — 250,000’	255
450 — 475	102’ — 104’	200,000 — 250,000’	76
Total High-Spec Rigs			428
______________________
(1)    Per manufacturer or historical records obtained through acquisitions.
(2)    The mast ratings of our high-spec well service rigs complement their high operating HP and tall mast heights by allowing such rigs to safely support the higher weights associated with the long tubing strings used in long-lateral well completion operations and is measured in pounds.
Wireline Services
Our Wireline Services segment provides wireline completion and production services necessary to bring a well on production. Our wireline services involve the use of wireline trucks equipped with a spool of cable that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment primarily for well completion, but also for well intervention, pipe recovery, and plugging and abandonment purposes.
Our wireline services consist of the following:
•Production Services. Our wireline production and intervention services provide the information and the means to identify and resolve well production problems through our cased hole logging, perforating, mechanical, and pipe recovery services. Our cased hole logging services include cement bond evaluation, multi-arm calipers and ultrasonic logging services for casing and cement inspection. These are critical services to determine the integrity of the production casing, the cement outside of the production casing, and the production tubing. Our pipe recovery services are used to free drill pipe when it gets stuck in an open hole, or to cut tubing or casing for well intervention operations.
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
•Pump Down. Our pumping services can be used during completion or intervention operations as a standalone service or in a comprehensive completion pump down perforating solution. Combining Ranger’s wireline perforating and pump down services maximizes operational efficiency through integrated safety, quality and communications systems. Our pumping services can be used during intervention operations for pressure testing casing, tubing and plugs, for injecting and pumping acid into the reservoir to stimulate production. Our pumping services can also be used in conjunction with our high-spec rigs or coiled tubing units to circulate composite frac plug cuttings, frac sand, and other debris out of the wellbore during completion operations. Ranger provides a range of high-pressure mobile pumps including ones that meet tier four emissions standards.
We have a fleet of 67 wireline units and 13 high-pressure pump trucks that are utilized in our wireline services. Our wireline services utilize high-pressure pump trucks to pump fracturing plugs and perforating guns into extended reach horizontal wells for pump down perforating completion purposes. From time-to-time our wireline units will be used in conjunction with our Ancillary Services.
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
•Coil Tubing. Our coiled tubing services utilize coiled tubing units to perform well intervention and other production services on a well by injecting small diameter steel pipe, unwound from a reel, into an existing production string. Our coiled tubing services provide operators with a cost-effective way to workover, drill, or convey tools in live, producing wells and other extended reach, high angle wellbores.
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
•Fluid Management Services. Our fluid management services utilize transport trucks, pumps and other tools and equipment to control and separate completion fluids and to haul oilfield fluids used in production. These services consist of the hauling of oilfield fluids, including drilling mud, fresh water and saltwater used or produced in well drilling, completion and production. Additionally, we rent tanks to store such fluids at the wellsite.

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
Other
We incur general corporate and administrative costs that are not attributable to any of the operating segments or business lines, which are reported as Other.  For further information regarding the results of operations for each segment, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data — Note 17 — Segment Reporting.”
Competition
We provide services in various geographic regions across the United States, which are highly competitive. Our competitors include many large and small oilfield service providers. Our largest competitors in the current market include RCP, Inc., ProPetro Holding Corp., Select Energy Services, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Dril-Quip, Inc., Mammoth Energy Services, Inc. and Solaris Oilfield Infrastructure, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.
We believe that the principal competitive factors in the markets we serve are technical expertise, equipment capacity, work force competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate ourselves from our competitors by striving to deliver the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
Cyclical Nature of Industry
We operate in a highly cyclical industry and the key factor driving demand for our services is the level of drilling activity by E&P companies. In turn, the level of drilling depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenue and profits for oilfield service companies. Increased capital expenditures also lead to greater production, which historically has resulted in increased inventories and reduced prices, consequently reducing demand for oilfield services. The results of our operations, therefore, may fluctuate from period to period, and these fluctuations may distort comparisons of results across periods.
Seasonality
Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers’ annual drilling and completion of capital expenditure budgets. Our most notable declines generally occur in the fourth quarter of the calendar year. Additionally, some of the areas in which we have operations, including the Denver-Julesburg Basin and the Bakken Shale, are adversely affected by seasonal weather conditions, primarily during the winter months. During periods of heavy snow, ice, wind or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenue, or we could suffer weather-related damage to our facilities and equipment resulting in delays in operations.
Sales and Marketing
Our sales and marketing activities are typically performed through local operations in each geographical region and are supported by sales representatives at our corporate headquarters. Our senior management takes an active role in supporting our sales and marketing personnel. We believe our field sales personnel understand the region‑specific issues and customer operating procedures and, therefore, can more effectively target marketing activities. Our sales representatives work closely with our managers and field sales personnel to target market opportunities.

Significant Customers
During the year ended December 31, 2022, one customer accounted for approximately 10% of our consolidated revenue. During the year ended December 31, 2021, two customers accounted for approximately 25% of our consolidated revenue. For the years ended December 31, 2022 and 2021, our top five revenue-generating customers represented approximately 36% and 42% of our consolidated revenue, respectively. No other customers represented more than 10% of our consolidated revenue for each of the years ended December 31, 2022 and 2021. We have a diverse portfolio of customers which included approximately 350 distinct customers that we served during 2022.
Suppliers
Our internal supply chain team manages sourcing and logistics to ensure flexibility and continuity of supply in a cost- effective manner across all areas of our operations. We have built long‑term relationships with multiple industry leading suppliers of materials and equipment. We purchase a wide variety of materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. We have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis.
Human Capital
We combine our services offerings with a highly skilled and experienced workforce, enabling us to consistently deliver exceptional service while maintaining high health, safety and environmental standards. We invest in attracting, developing and retaining talented personnel and believe we have good relationships with our employees. Our personnel are dedicated to redefining services for our customers, driving new thinking, raising standards and rising to challenges. We believe that our efficient operational performance, executed at a high level of integrity, strong safety record and low leverage provides a competitive advantage. As of December 31, 2022, we had approximately 2,000 full-time and part-time employees and we hire independent contractors on an as-needed basis. We are not a party to collective bargaining agreements, nor do we have any unionized labor.
Environmental and Occupational Safety and Health Matters
Our operations, which support the oil and natural gas exploration, development and production activities pursued by our customers, are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing occupational safety and health, the discharge of materials into the environment, solid and hazardous waste management, fluid transportation and disposal and environmental protection. These laws and regulations may, among other things: (i) limit or prohibit our operations on certain lands lying within wilderness, wetlands and other protected areas; (ii) require remedial measures to mitigate or clean up pollution from former and ongoing operations; (iii) impose restrictions on the types, quantities and concentrations of various substances that can be released into the environment or injected in formations in connection with oil and natural gas drilling and production activities; (iv) impose specific safety and health standards or criteria addressing worker protection; and (v) impose substantial liabilities for pollution resulting from our operations.
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
Water Discharges and Discharges into Belowground Formations
The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There has been substantial uncertainty regarding the scope of regulated waters in recent years, and any expansion in this scope could result in increased costs or timeframes to complete activities. The CWA and analogous state laws also may impose substantial civil and criminal penalties for noncompliance, including spills and other non-authorized discharges.
The Oil Pollution Act of 1990 (“OPA”) sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare facility response plans (“FRP”) for responding to a worst-case discharge of oil into waters of the United States.
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
Many of these regulatory requirements, including New Source Performance Standards (“NSPS”) and Maximum Achievable Control Technology standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines and significantly increase our capital expenditures and operating costs, which could adversely impact our business. For example, in June 2016, the EPA published additional final rules establishing new emissions standards for methane and additional standards for Volatile Organic Compounds from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. In September 2020, the EPA finalized amendments which removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. Subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish (a) new source and (b) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year. In addition, some of our customers may operate on federal or tribal lands, and are subject to further regulation, including by tribal authorities and the federal Bureau of Land Management (“BLM”). Potentially applicable regulations include the EPA’s June 2016 Federal Implementation Plan (“FIP”) to implement the Federal Minor New Source Review Program on tribal lands for oil and gas production. The FIP creates a permit-by-rule process for minor sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and gas production. In April 2018, the EPA proposed revisions to reportedly streamline the FIP. Neither the FIP nor the revisions apply in areas of ozone nonattainment, except, as the result of a May 2019 rule, to the Indian country portion of the Uinta Basin Ozone Nonattainment Area. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain initiatives for climate change legislation to be proposed and passed into law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to substantially controversy in recent years; for more information, please see our regulatory disclosure titled “Air Emissions.” Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding individually-determined reduction goals every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, the impacts of these actions remain unclear at this time.
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

There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various suballiances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve has issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission recently proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing this rule but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions, however the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance in February 2014 that applies to such activities. The EPA also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly-owned wastewater treatment plants. In addition, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources in December 2016. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances.
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
Historically, our environmental compliance costs have not had a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects; however, there can be no assurance that such costs will not be material in the future. It is possible that substantial costs for compliance or penalties for noncompliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.
State and Local Regulation
Our operations, and the operations of our customers, are subject to a variety of state and local environmental review and permitting requirements. Some states have state laws similar to major federal environmental laws and thus our operations are also subject to state requirements that may be more stringent than those imposed under federal law. For example, initiatives have been underway in the State of Colorado to limit or ban crude oil and natural gas exploration, development or operations. On April 16, 2019, the Governor of Colorado signed Senate Bill 19-181 (“SB 181”) into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (“COGCC”) to prioritize public health and environmental concerns in its decisions. In keeping with SB 181, COGCC has adopted comprehensive rule changes covering a variety of matters related to public health, safety, welfare, wildlife, and environmental resources. Most significantly, these rule changes establish more stringent setbacks (2,000-feet, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new and existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring even greater setbacks. Additionally, on December 17, 2021, the Colorado Air Quality Control Commission adopted regulations aimed at curbing methane emissions from oil and gas operations to include setting methane emission limits per 1,000 barrels of oil equivalent produced, more frequent inspections, and limits on emissions during maintenance.
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
Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Intrastate motor carrier operations are subject to safety regulations that often mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations also mandate drug testing of drivers. From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.
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
Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or hazardous materials or pollutants into the environment. These conditions can cause:
•disruption or suspension of operations;
•substantial repair or replacement costs;
•personal injury or loss of human life;
•significant damage to or destruction of property and equipment;
•environmental pollution, including groundwater contamination;
•unusual or unexpected geological formations or pressures and industrial accidents; and
•substantial revenue loss.
In addition, our operations are subject to, and exposed to, employee/employer liabilities and risks such as claims relating to wrongful termination, discrimination, labor organizing, retaliation and general human resource‑related matters.
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
We do not have insurance against all risks, either because insurance is not available or because of high premium costs. The occurrence of an event not fully insured against or the failure of an insurer to meet its insurance obligations could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.
Seasonal weather conditions, climate change, severe weather events and natural disasters could severely disrupt normal operations and harm our business.
Our operations are located in different regions of the United States. Some of these areas, including the Denver‑Julesburg Basin and the Bakken Shale, are adversely affected by seasonal weather conditions. During periods of heavy snow, ice, wind or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenue, or we could suffer weather‑related damage to our facilities and equipment, resulting in delays in operations. The exploration activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster, severe weather event, or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact us, our customers’, and our suppliers’ operations. Such physical risks may result in damage to our customers’ facilities or otherwise adversely impact our operations, such as if facilities are subject to water use curtailments in response to drought, or demand for our customers’ products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may ultimately reduce demand for the products and services we provide. Such physical risks may also impact our suppliers, which may adversely affect our ability to provide our products and services. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.
Our business could be harmed by geographical and terrorist threats, armed conflicts or civil unrest.
The occurrence or threat of geographical or terrorist threats in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East or domestic civil unrest, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy. If current hostilities continue or escalate, or any other such events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
The widespread outbreak of disease, including the reemergence of COVID-19 including through new variants, and its potential effect on business operations and financial condition.
The outbreak of COVID-19 spread across the globe and was declared a public health emergency by the World Health Organization (“WHO”) and a National Emergency by the President of the United States in March of 2020. The COVID-19 pandemic resulted in significant economic disruption and adversely affected the operations of the Company’s business, and reduced global and national economic activity resulted in reduced demand for oil and natural gas and an oversupply of crude oil. The direct impact to the Company’s operations began to take affect at the close of the first quarter ended March 31, 2020, and continued in the year ended December 31, 2022. Significant progress has been made to combat COVID-19 and its multiple variants. While the effects to our operations and financial results have largely abated due to such progress, the reemergence of COVID-19 including through new variants or the outbreak of another widespread disease or pandemic could impact the Company’s operational and financial performance, depending on further developments, including the severity of the disease, duration, the spread of the disease and the impact on our personnel, customer activity and third-party providers.
Industry and Economic Conditions and Competition
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in such capital spending could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the United States. A significant decline in oil and natural gas prices may cause a reduction in the exploration, development and production activities of most of our customers and their spending on our services. Cuts in spending may curtail drilling programs and result in a reduction in the demand for our services, as well as in the prices we can charge. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long‑term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent the reduced number of wells that need our services or equipment more than offsets new drilling and completion activity and complexity. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.

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
Our business could be adversely affected by general economic conditions or a weakening of the broader energy industry, and inflation or recession may adversely affect our financial position and operating results.
A prolonged economic slowdown or recession, adverse events relating to the energy industry, or regional, national, or global economic conditions and factors, particularly a slowdown in the E&P industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers and decreased demand and prices for oil and natural gas. Inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results.
The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.
Prices of oil and gas products are set on a commodity basis. The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility, or the perception that oil or natural gas prices will decrease, affects the spending patterns of our customers and may result in the drilling of fewer new wells. This could lead to decreased demand for our services and lower utilization of our assets. We have, and may in the future, experience significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile.
Fuel conservation measures could reduce demand for oil and natural gas which would in turn reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas products could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal, and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenue.

We may incur significant capital expenditures for new equipment as we grow our operations and may be required to incur further capital expenditures as a result of environmental initiatives, new regulatory requirements, and advancements in oilfield services technologies.
As we grow our operations, we may be required to incur significant capital expenditures to build, acquire, update or replace our existing fixed assets and other equipment. Such demands on our capital and the increase in cost of labor necessary to operate such assets and other equipment could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects and may increase our costs. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to current or potential customers.
In addition, because the oilfield services industry is characterized by significant technological advancements and introductions of new products and services using new technologies, we may lose market share or be placed at a competitive disadvantage as competitors and others use or develop new technologies or technologies comparable to ours in the future. Further, we may choose to implement or acquire certain new technologies at a substantial cost to support environmental initiatives, respond to competitive pressure, meet new regulatory requirements, or satisfy customer requirements. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services on a timely basis, at an acceptable cost or at all.
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
The oilfield services business is highly competitive and fragmented. Some of our competitors are small companies capable of competing effectively in our markets on a local basis, while others have a broader geographic scope, greater financial and other resources, or other cost efficiencies. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Additionally, there may be new companies that enter our business, or re‑enter our business with significantly reduced indebtedness following emergence from bankruptcy, or our existing and potential customers may develop their own oilfield services business. Our ability to maintain current revenue and cash flows, and our ability to market our services and expand our operations, could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to effectively compete. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. The competitive environment may be further intensified by mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. All of these competitive pressures could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects. Some of our larger competitors provide a broader range of services on a regional, national or worldwide basis. These companies may have a greater ability to continue oilfield service activities during periods of low commodity prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Any inability to compete effectively could have a material adverse impact on our financial condition and results of operations.

Increasing competition for workers, as well as labor shortages, could adversely affect our business.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, increased competition for employees both within the oilfield service industry and the larger labor market, federal unemployment subsidies and government regulations. Although we have not experienced any material labor shortages to date, we have observed an increasingly competitive labor market. The increasing competition for employees could result in higher compensation costs and difficulties in maintaining a capable workforce to operate our equipment. If we are unable to hire and retain employees, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor force, increased turnover, or labor cost inflation, as a result of general macroeconomic and other factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently staff and operate our equipment, deploy additional assets to meet customer demand, and have other adverse effects on our results of operations and financial condition.
Customers and Employees
Reliance upon a few large customers may adversely affect our revenue and operating results.
If a major customer fails to pay us, our revenue would be impacted and our operating results and financial condition could be materially harmed. During times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services and their non‑payment or inability to perform obligations owed to us. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenue to us. If we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects until the equipment is redeployed at similar utilization or pricing levels. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future.
During the year ended December 31, 2022, one customer accounted for approximately 10% of our consolidated revenues. The table below presents the percentage of revenue, for each respective segment, from our top five customers for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
High Specification Rigs	55%	47%
Wireline Services	16%	68%
Processing Solutions and Ancillary Services	29%	38%
Consolidated	36%	42%
Our customers may be forced to curtail or shut in production due to a lack of storage capacity.
The marketing of oil, natural gas and NGLs production depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. Reduced demand for oil and natural gas and/or oversupply of oil and natural gas in the market may limit or make up available storage and transportation capacity for our customers’ production. If there is insufficient capacity available on these systems, if these systems are unavailable to our customers, or if these systems are unavailable to our customers on commercially reasonable terms, the prices our customers receive for their production could be significantly depressed.
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

Unsatisfactory safety performance may negatively affect our current and future customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenue.
Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change. Existing and potential customers consider the safety record of their third‑party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our equipment or services and may be less likely to continue to use our services, which could cause us to lose substantial revenue. Furthermore, our ability to attract new customers may be impaired if they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or hire inexperienced personnel to bolster our staffing needs.
We may be subject to claims for personal injury and property damage, or for catastrophic events, which could materially and adversely affect our financial condition, results of operations and prospects.
Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Litigation arising from our operations may cause us to be named as a defendant in lawsuits asserting potentially large claims, including claims for defense, indemnity, and exemplary damages. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks.
Subject to certain exceptions, our customers typically assume responsibility for, including control and removal of, all other pollution or contamination which may occur during operations and originate below the surface, including that which may result from blowout, seepage or any other uncontrolled flow of drilling and completion fluids. We may have liability in such cases if we are negligent or commit willful acts. Our customers generally agree to indemnify and defend us against claims relating to damage or loss of a well, reservoir, geological formation, underground strata, or water resources, or the loss of oil, gas, mineral, or water, but sometimes such indemnity and defense is subject to exceptions for claims for gross negligence or willful misconduct, or our assumption of capped liability. Our customers also generally assume responsibility for claims arising from their employees’ personal injury or death, or the damage or loss of their property, to the extent that, in the case of our operations, their employees are injured or their properties are damaged by such operations, but sometimes such indemnity and defense is subject to exceptions for claims, resulting from our gross negligence or willful misconduct. In turn, we generally agree to indemnify and defend our customers for loss or destruction of our property or equipment and for liabilities arising from personal injury to or death of any of our employees, but sometimes such indemnity and defense is subject to exceptions for claims resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
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
The EPA also issued a Federal Implementation Plan (“FIP”) in June 2016 to implement the Federal Minor New Source Review Program on tribal lands for oil and natural gas production. The FIP creates a permit‑by‑rule process for minor air sources that also incorporates emission limits and other requirements under various federal air quality standards, applying them to a range of equipment and processes used in oil and natural gas production. Neither the FIP nor the revisions apply in areas of ozone nonattainment, except, as the result of a May 2019 rule, to the Indian country portion of the Uinta Basin Ozone Nonattainment Area. As a result, the EPA may impose area-specific regulations in certain areas identified as tribal lands that may require additional emissions controls on existing equipment. Such requirements will likely result in increased operating and compliance costs for our customers in these regions. Additionally, the Biden Administration has taken several actions to curtail oil and gas development on federal lands. For more information, see our regulatory disclosure titled “Hydraulic Fracturing.”
Depending on the ultimate outcome of any agency reviews and pending litigation, these regulations could result in increased compliance costs or additional operating restrictions for us and our customers, and could have a material adverse effect on our business, liquidity position, cash flows, financial condition, results of operations, prospects and demand for our services.
Governmental and Regulatory Matters
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
In most states, our operations and the operations of our customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.
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
We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, requirements for onboard black box recorder devices or limits on vehicle weight and size. To the extent the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed.
Further, our operations could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads, including through routing and weight restrictions. In recent years, certain states, such as North Dakota and Texas, and certain counties have increased enforcement of weight limits on trucks used to transport raw materials, such as the fluids that we transport in connection with our fluids management services, on their public roads. It is possible that the states, counties and cities in which we operate our business may modify their laws to further reduce truck weight limits or impose curfews or other restrictions on the use of roadways. Such legislation and enforcement efforts could result in delays, and increased costs, in transporting fluids and otherwise conduct our business. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
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
Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling and disposal of oilfield and other wastes, air emissions and wastewater discharges related to our operations and the historical operations and waste disposal practices of our predecessors. Moreover, accidental releases or spills may occur in the course of our operations, and we could incur significant costs and liabilities as a result of such releases or spills, including any third‑party claims for damage to property, natural resources or persons. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability even if our conduct was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties.
The trend in environmental regulation has been to place more restrictions and limitations on activities that may adversely affect the environment, and thus any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly regulatory requirements could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects if we are unable to pass on such increased compliance costs to our customers. Our customers may also incur increased costs or delays or restrictions in permitting or operating activities as a result of more stringent environmental laws and regulations, which may result in a curtailment of exploration, development or production activities that would reduce the demand for our services.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to substantially controversy in recent years. For more information, please see our regulatory disclosure titled “Air Emissions.” Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding individually-determined reduction goals every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, the impacts of these actions remain unclear at this time.
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
There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in fossil fuel-related companies may elect in the future to shift some or all of their investments to other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various suballiances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve has issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
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
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact us, our customers’, and our suppliers’ operations. For more information, see our risk factor titled “Seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business.”
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
We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenue and profitability.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems, and these systems are subject to risk associated with cyber incidents or attacks, especially originating from countries such as China, Russia, Iran, and North Korea as broadly reported in the media. Our technology systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. A cyber incident could negatively impact the Company in a number of ways, including but not limited (i) remediation costs, such as liability for stolen assets or information and repairs of system damage; (ii) increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; (iii) lost revenue resulting from downtime, operational disruptions, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; (iv) litigation and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities; (v) increased insurance premiums; (vi) reputational damage that adversely affects customer or investor confidence; (vii) the loss, theft, corruption or unauthorized release of intellectual property, proprietary information, customer and vendor data or other critical data and (viii) damage to the company’s competitiveness, stock price, and long-term shareholder value. Certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.
Risks Related to Our Ownership and Capital Structure
Financial Leverage and Liquidity
We have debt obligations, and any additional future indebtedness, could adversely affect our financial condition.
As of December 31, 2022 and 2021 our total debt was $18.6 million and $63.2 million, respectively.
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

The growth of our business through potential future acquisitions or mergers may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition or merger opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.
We will continue to pursue selected, accretive acquisitions of complementary assets and businesses. Acquisitions and mergers involve numerous risks, including:
•unanticipated costs and exposure to liabilities assumed in connection with the acquired business or assets, including, but not limited to, environmental liabilities;
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
Our ability to achieve the anticipated benefits of any acquisition will depend, in part, upon whether we can integrate the acquired or merged business and/or assets into our existing business in an efficient and effective manner. The process of integrating an acquired or merged business, including in connection with our corporate reorganization, may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources. Our failure to incorporate the acquired or merged business and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects. Further, any acquisition may involve other risks that may cause our business to suffer, including:
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
Our ability to continue to grow through acquisitions or mergers and manage growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions, including in connection with our corporate reorganization, could reduce our focus on current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.
Continued increases in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, the Secured Overnight Financing Rate (“SOFR”), London Interbank Offered Rate (“LIBOR”) and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). We are unable to predict the effect of the FCA Announcement or other reforms, whether currently enacted or enacted in the future. The outcome of reforms may result in increased interest expense to us. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Equity and Common Stock
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management has implemented a remediation plan to update its design and implementation of controls to remediate the deficiencies and enhance the Company’s internal control environment. The material weaknesses will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of instances. The material weaknesses did not result in any adjustments to the Consolidated Financial Statements.
Any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot ensure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
Our Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Stock. Consequently, in the future, if we no longer meet the Revolving Credit Facility’s criteria to pay cash dividends on Class A Stock, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
We have not paid any dividends since our inception to holders of our Class A Common Stock and our Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Common Stock. Consequently, if in the future, we no longer meet the criteria under our Resolving Credit Facility allowing for the payment of cash dividends, your only opportunity to achieve a return on your investment will be if you sell your Class A Common Stock at a price greater than you paid for it. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price that you paid for it.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock or preferred stock that is convertible into Class A Common Stock in subsequent public offerings. As of February 28, 2023, we had 24,896,972 shares of Class A Common Stock outstanding, which may be resold immediately in the public market. The Legacy Owners and the Bridge Loan Lenders are parties to a registration rights agreement, which requires us to effect the registration of any shares of Class A Common Stock held by a Legacy Owner or Bridge Loan Lender or that a Legacy Owner or Bridge Loan Lender receives upon redemption of its shares of Class B Common Stock.
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
Risks Associated with Owning Our Common Stock
For as long as we are a smaller reporting company, we will not be required to comply with certain reporting requirements that apply to other public companies.
For as long as we are a smaller reporting company, we will have certain reduced disclosure requirements with the SEC, including the ability to provide two years of audited financial statements and corresponding Management's Discussion and Analysis disclosures. We lost our “emerging growth company” status on December 31, 2022, at the end of the five-year period following our initial public offering (IPO), and we are required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates, calculated as of the end of our most recently complete second fiscal quarter, exceeds $250 million. We cannot predict whether investors will find our common stock less attractive because we are no longer able to rely upon any certain reduced disclosure requirements and exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.
To the extent that we rely on any of the exemptions available to small reporting companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not small reporting companies. If some investors find our Class A Common Stock to be less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.
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
CSL controls a significant portion of our voting stock, and their interests may conflict with those of our other shareholders.
CSL and its affiliates beneficially own an aggregate of approximately 29% of the outstanding shares of our Common Stock. As long as CSL controls a large portion of our voting stock, it may be able to significantly influence the election of the Board of Directors and the outcome of all matters involving a shareholder vote. Moreover, CSL’s concentration of stock ownership may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant shareholder. CSL’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our principal executive offices, which are located at 10350 Richmond, Suite 550, Houston, Texas 77042. As of December 31, 2022, we owned or leased maintenance facilities, yards and field offices around the U.S. and our material properties include the following:

Facility Location and Description	Size of Location*		Leased / Owned	Lease Expiration
High Specification Rigs	(square feet)	(acres)
Milliken, Colorado	131,390	23.0	Leased	2036
Williston, North Dakota	11,100	5.0	Leased	2029
Pleasanton, Texas	23,325	15.9	Leased	2027
Wharton, Texas	4,200	4.0	Leased	2023
Artesia, New Mexico	5,368	1.7	Leased	**
Hobbs, New Mexico	25,950	4.5	Owned	***
Belfield, North Dakota	34,280	34.5	Owned	***
Big Spring, Texas	21,420	7.5	Owned	***
Denver City, Texas	23,000	60.4	Owned	***
Midland, Texas	14,000	16.7	Owned	***
Midland, Texas	47,000	25.9	Owned	***
Odessa, Texas	17,500	1.3	Owned	***
Andrews, Texas	15,341	39.3	Owned	***
Wireline Services
Midland, Texas	36,320	12.0	Leased	2027
Williston, North Dakota	71,239	13.8	Leased	2027
Casper, Wyoming	12,950	3.2	Leased	**
Processing Solutions and Ancillary Services
Milliken, Colorado	131,390	23.3	Leased	2036
Ft. Morgan, Colorado	106,700	23.6	Leased	2027
_________________________
* Includes approximations.
** Month-to-Month lease.
*** Not applicable.
In addition to the properties listed above, we own and lease several smaller facilities, which generally have shorter terms. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.
Item 3. Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our business, liquidity position, financial condition, results of operations or prospects. We are, however, named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including employee‑related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisers and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available in the future at economical prices. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. Information regarding legal proceedings is presented in “Part II, Item 8. Financial Statements and Supplementary Data—Note 15 — Commitments and Contingencies.”

Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholders' Matters and Issuer Purchases of Equity
Securities
Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR,” and there was no public market for our Class B Common Stock. We have a significant number of beneficial shareholders or shareholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, thereby increasing the number holders of record. As of February 28, 2023, there were approximately 140 and no shareholders of record of our Class A Common Stock and Class B Common Stock, respectively.
We have not paid any dividends since our inception to holders of our Class A Common Stock. The Company recently announced plans to initiate a capital returns program, which includes authorization for a share buyback program up to $35.0 million in share buybacks over a period of 36 months and approval to initiate a dividend program upon the Company’s achievement of net debt zero, which is currently expected in the second half of 2023. The Company regularly assesses strategic priorities and actively announces any information as it relates to capital returns, and it will continue to do so.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended December 31, 2022.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	5,593	$10.50
November 1, 2022 - November 30, 2022	964	11.18
December 1, 2022 - December 31, 2022	—	—
Total	6,557	$10.60	—	—
_________________________
(1)    Total number of shares repurchased in the fourth quarter of 2022 consists of 6,557 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

Stock Performance Graph
The graph below presents a comparison of the cumulative total return on our Class A Common Stock, assuming $100 was invested on August 10, 2017, the initial trading day for our common stock for the NYSE Composite Index and a self- determined peer group, which includes RCP, Inc., ProPetro Holding Corp., Select Energy Services, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Dril-Quip, Inc., Mammoth Energy Services, Inc. and Solaris Oilfield Infrastructure, Inc.

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
2022 Business Update
Acquisitions and Integrations
During the years ended December 31, 2022 and 2021, the Company integrated the businesses, operations and assets acquired from each of the acquisitions, described below, into current business processes. Through the integration, Ranger continued to refine business strategies and processes to focus on the performance of the Company. Please see “—Results of Operations” below and “Part II—Item 8—Note 3 — Business Combinations” for further information on each of the acquisitions.
On September 15, 2021, Ranger Energy Acquisition, LLC, entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries, which closed on October 1, 2021. As consideration for the assets acquired, the Company paid $36.7 million in cash, where such cash was generated through the issuance of Series A Preferred Stock. Ranger Energy Acquisitions, LLC (“Ranger Acquisitions”) purchased assets associated with Basic’s well servicing, fishing and rental, coiled tubing operations, and rolling stock assets required to support the operating assets being purchased and real property locations inclusive of, but not limited to, real property owned in New Mexico, North Dakota, Oklahoma and Texas. The operating results of Basic are included within the High Specification Rigs and Processing Solutions and Ancillary Services segments.
On July 8, 2021, the Company acquired the assets of PerfX, a provider of wireline services that operate in Williston, North Dakota and Midland, Texas. Following the acquisition of PerfX, the Company significantly expanded its scale and scope of the existing wireline business. The aggregate consideration was $20.1 million, which included 1.1 million shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The financial results of PerfX are included in the Wireline Services reporting segment.
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
COVID-19
During the year ended December 31, 2022 and through the issuance of these financial statements, significant progress has been made to combat COVID-19 and its multiple variants. The extent of and future impacts of COVID-19 on the Company’s operational and financial performance will significantly depend on further developments, including the severity, duration, spread of the disease and continued impact on our personnel, customer activity and third-party providers.
The U.S. government implemented a number of programs in the early wake of the impacts of COVID-19, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history, and the Main Street Lending Program established by the Federal Reserve. We qualified for limited aid under the CARES Act and have deferred payroll tax payments of $0.9 million as of December 31, 2022 under the CARES Act. The deferred payroll tax payment was paid in January 2023.
Internal Controls and Procedures
We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our control environment whereby the Company did not maintain (1) adequate controls over segregation of duties related to the review of manual journal entries and account reconciliations. Specifically, certain personnel had the ability to both (a) create and post journal entries within our general ledger system, and (b) review account reconciliations; (2) adequate information technology general controls related to administrative user access to the Company’s information systems that are relevant to the preparation of financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data; and (3) the material weakness previously reported in 2021 Annual Report pertaining to ineffective controls over the accounting for complex transactions continued to exist as of

December 31, 2022. The Company’s management has (1) implemented a remediation plan to update its design and implementation of controls to remediate these deficiencies and enhance the Company’s internal control environment. The material weaknesses did not result in any adjustments to the Consolidated Financial Statements; (2) initiated a remediation plan to improve information technology general controls related to administrative user access by restricting privileged access, implementing change monitoring controls and improving segregation of duties within information technology environments based on roles and responsibilities; and (3) been enhancing processes and designing and implementing additional internal controls to properly account for complex transactions. Additionally, the Company has hired additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures.
We can give no assurance that these actions will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.
We are required to comply with the SEC's rules implementing Section 302 of Sarbanes-Oxley, which requires our management to certify financial and other information in our quarterly and Annual Reports. We are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 beginning with this Annual Report due to our ceasing to be an "emerging growth company" within the meaning of Section 2(a)(19) of the Securities Act.
Business Outlook
We are a provider of onshore high specification (“high-spec”) well service rigs and complementary services in the United States. We provide an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and enhancing the flow of oil and natural gas throughout the productive life of a well. See discussion below for a description of our reporting segments.
We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
Looking forward to 2023, we expect business opportunities and financial results to show mild increases as the global economy continues to slowly stabilize and improve. The International Energy Agency stated that global oil demand is set to rise by 1.9 million barrels per day in 2023 where the U.S. ranks as the world’s leading source of supply growth. Commodity pricing reached over $130 per barrel with a low of $70 per barrel during 2022 and is expected to remain at approximately $85 per barrel during 2023 as global oil inventories increase. However, we believe the geopolitical events will continue to have an impact on the macroeconomic backdrop of our industry, specifically surrounding China as COVID-19 restrictions are lifted and uncertainty regarding Russia’s oil supply while under sanctions.
How We Evaluate Our Operations
We provide services within the United States that are organized into three reporting segments, which include: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services, which are described below. The reportable segments have been categorized based on the nature of services provided within each line of business.
Our service offerings consist of well completion support, workover, well maintenance, wireline, fluid management, other complementary services, as well as well installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high-spec well service rigs to facilitate operations throughout the life cycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our completion, production and pump down service lines.
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. The services primarily include equipment rentals, coil tubing, plug and abandonment, snubbing and processing solutions.
•Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.

For additional financial information regarding our segments, please see “Part II—Item 8—Note 17 — Segment Reporting.”
Financial Metrics
How we Generate Revenue
Rig hours and stage counts, as it relates to our High Specification Rigs and Wireline Services segments, respectively, are important indicators of our activity levels and profitability. The stage count metric has become increasingly important with the update in our external reporting segments. Rig hours represent the aggregate number of hours that our well service rigs actively worked, whereas stage counts represent the number of completed stages during the periods presented. Generally, during the period our services are being provided, our customers are billed on an hourly basis for our high-spec rig services or, as it relates to our wireline services, they are billed upon the earlier of the completion of the well or on a monthly basis. The rates for which the customer is billed is generally predetermined based upon a contractual agreement.
Costs of Conducting Our Business
The principal costs associated with conducting our business are personnel, repairs and maintenance, general and administrative, and depreciation expense.
Cost of Services. Our primary costs associated with our cost of services are related to personnel expenses, repairs and maintenance of our fixed assets and, as it relates to our Wireline Services segment, perforating and gun costs. A significant portion of these expenses are variable, and therefore typically managed based on industry conditions and demand for our services. Further, there is generally a correlation between our revenue generated and personnel and repairs and maintenance costs, which are dependent upon the operational activity.
Personnel costs associated with our operational employees represent a significant cost of our business. A substantial portion of our labor costs is attributable to our field crews and is partly variable based on the requirements of specific customers. A key component of personnel costs relates to the ongoing training of our employees, which improves safety rates and reduces attrition.
General & Administrative. As described above, general and administrative expenses are corporate in nature and are included within Other. These costs are not attributable to any of our lines of businesses nor reporting segments.
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenue less cost of services and depreciation expense. We believe this is a key financial metric as it provides insight on profitability and operational performance based on the historical cost basis of our assets.
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense (benefit), depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain or loss on disposal of assets, legal fees and settlements, and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
The Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for further details explaining how operating results are measured and key performance indicators used. The significant increases in operational activity, across all segments, as well as corporate-related expenses, are related to the business combinations that took place, coupled with increased crude oil pricing and demand for our services, as described in “—Recent Events and Outlook.”

	Year Ended December 31,		Variance
	2022	2021	$	%
Revenue
High specification rigs	$293.2	$140.1	$153.1	109%
Wireline Services	197.0	117.9	79.1	67%
Processing Solutions and Ancillary Services	118.3	35.1	83.2	237%
Total revenue	608.5	293.1	315.4	108%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	232.7	118.8	113.9	96%
Wireline Services	178.4	115.6	62.8	54%
Processing Solutions and Ancillary Services	92.8	28.9	63.9	221%
Total cost of services	503.9	263.3	240.6	91%
General and administrative	39.9	34.6	5.3	15%
Depreciation and amortization	44.4	36.8	7.6	21%
Impairment of fixed assets	1.3	—	1.3	100%
Gain on sale of assets	(0.7)	(1.1)	0.4	(36)%
Total operating expenses	588.8	333.6	255.2	76%

Operating income (loss)	19.7	(40.5)	60.2	149%

Other income and expenses
Interest expense, net	7.3	5.0	2.3	46%
Gain on bargain purchase, net of tax	(3.6)	(37.2)	33.6	(90)%
Total other income and expenses	3.7	(32.2)	35.9	(111)%

Income (loss) before income tax expense (benefit)	16.0	(8.3)	24.3	293%
Income tax expense (benefit)	0.9	(6.2)	7.1	115%
Net income (loss)	$15.1	$(2.1)	$17.2	819%
Revenue. Revenue increased $315.4 million, or 108%, to $608.5 million for the year ended December 31, 2022 from $293.1 million for the year ended December 31, 2021. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue increased $153.1 million, or 109%, to $293.2 million for the year ended December 31, 2022 from $140.1 million for the year ended December 31, 2021. The increased rig services revenue included an 82% increase in total rig hours to 469,000 for the year ended December 31, 2022 from 257,900 for the year ended December 31, 2021. The average revenue per rig hour increased 15% to $625 compared to $543 for the year ended December 31, 2021. Of the total segment revenue increase, $119.4 million is attributable to the assets acquired in the Basic Acquisition.
Wireline Services. Wireline Services revenue increased $79.1 million, or 67%, to $197.0 million for the year ended December 31, 2022 from $117.9 million for the year ended December 31, 2021. The increased wireline services revenue was primarily attributable to completion services which accounted for $44.3 million of the segment revenue increase and included a 15% increase in completed stage count to 31,400 for the year ended December 31, 2022 from 27,200 for the year ended December 31, 2021. Additionally, the increase was attributable to the production and pump down services which accounted for $25.2 million and $9.6 million of the segment increase, respectively. The increase in wireline services revenue included a 79% increase in average active wireline units to 41 units from 23 units for the year ended December 31, 2021. Of the segment revenue increase, $63.8 million and $34.9 million is attributable to the assets acquired in the PerfX and Patriot Acquisitions, respectively.

Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue increased $83.2 million, or 237%, to $118.3 million for the year ended December 31, 2022 from $35.1 million for the year ended December 31, 2021. The increase in processing solutions and ancillary services revenue is primarily attributable to our coil tubing, rentals and plugging and abandonment services which accounted for $32.9 million, $28.5 million and $21.2 million of the segment increase, respectively. Of the total segment revenue increase, $53.9 million is attributable to the Basic Acquisition.
Cost of services. Cost of services (exclusive of depreciation and amortization) increased $240.6 million, or 91%, to $503.9 million for the year ended December 31, 2022 from $263.3 million for the year ended December 31, 2021. As a percentage of revenue, cost of services was approximately 83% and 89% for the years ended December 31, 2022 and 2021, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services increased $113.9 million, or 96%, to $232.7 million for the year ended December 31, 2022 from $118.8 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, fuel and repair and maintenance costs of $69.0 million, $10.9 million and $10.4 million, respectively. Additionally, the increased costs correspond with the increase in rig hours and revenue. Of the segment cost of services increase, $94.6 million is attributable to the Basic Acquisition.
Wireline Services. Wireline Services cost of services increased $62.8 million, or 54%, to $178.4 million for the year ended December 31, 2022 from $115.6 million for the year ended December 31, 2021. The increase was primarily attributable to the completion and production service lines which accounted for $41.0 million and $16.0 million of the segment increase. Across all service lines, the increase was attributable to increased variable expenses, notably employee-related labor costs of $28.1 million. Of the total segment cost of services increase, $87.4 million and $29.1 million is attributable to the assets acquired in the PerfX and Patriot Acquisitions, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services increased $63.9 million, or 221%, to $92.8 million for the year ended December 31, 2022 from $28.9 million for the year ended December 31, 2021. The increase in processing solutions and ancillary services is primarily attributable to our coil tubing, rentals and plugging and abandonment services which accounted for $25.6 million, $18.2 million and $18.4 million of the segment increase, respectively, and aligns with the increased revenue. Of the total segment cost of services increase, $46.1 million is attributable to the Basic Acquisition.
General and administrative. General and administrative expenses increased $5.3 million, or 15%, to $39.9 million for the year ended December 31, 2022 from $34.6 million for the year ended December 31, 2021. The increase in general and administrative expenses is primarily due to corporate employee costs added subsequent to the Basic Acquisition, coupled with legal and professional fees incurred during the latter half of the year ended December 31, 2022.
Depreciation and amortization. Depreciation and amortization increased $7.6 million, or 21%, to $44.4 million for the year ended December 31, 2022 from $36.8 million for the year ended December 31, 2021. The increase was attributable to assets acquired through the business combinations during the latter half of the year ended December 31, 2021. This was partially offset by depreciation expense related to fixed assets disposed of during the year ended December 31, 2022.
Interest expense, net. Net interest expense increased $2.3 million, or 46%, to $7.3 million for the year ended December 31, 2022 from $5.0 million for the year ended December 31, 2021. The increase to net interest expense was attributable to higher interest rates on each tranche of the Eclipse Loan and Security Agreement that closed on September 27, 2021, partially offset by the decreased principal balances on the debt instruments.
Income tax expense (benefit). Income tax expense increased $7.1 million, or 115%, to an expense of $0.9 million for the year ended December 31, 2022 from a tax benefit of $6.2 million for the year ended December 31, 2021. The increase in income tax expense was attributable to the increased operational activity during the year ended December 31, 2022.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with generally accepted accounting principles in the United States (“US GAAP”). We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense (benefit), depreciation and amortization, equity‑based compensation, gain or loss on disposal of assets, legal fees and settlements, and other non-cash and certain other items that we do not view as indicative of our ongoing performance.
We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income or loss in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or loss determined in accordance with US GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of net income (loss) to Adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with US GAAP.
The Year Ended December 31, 2022 compared to The Year Ended December 31, 2021

	Year Ended December 31, 2022
	High Specification Rigs		Wireline Services		Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$34.3		$7.6		$20.2	$(47.0)	$15.1
Interest expense, net	—		—		—	7.3	7.3
Tax expense (benefit)	—		—		—	0.9	0.9
Depreciation and amortization	26.2		11.0		5.3	1.9	44.4
Equity based compensation	—		—		—	3.8	3.8
Gain on disposal of property and equipment	—		—		—	(0.7)	(0.7)
Severance and reorganization costs	—		—		—	1.6	1.6
Acquisition related costs	—		—		—	7.9	7.9
Legal fees and settlements	—		—		—	1.5	1.5
Impairment of fixed assets	—	—	—	—	—	1.3	1.3
Gain on bargain purchase, net of tax	—		—		—	(3.6)	(3.6)
TRA termination expense	—		—		—	—	—
Allowance for AR write-off	—		—		—	—	—
Adjusted EBITDA	$60.5		$18.6		$25.5	$(25.1)	$79.5

	Year Ended December 31, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$37.0	$(5.8)	$0.3	$(33.6)	$(2.1)
Interest expense, net	—	—	—	5.0	5.0
Tax expense (benefit)	—	—	—	(6.2)	(6.2)
Depreciation and amortization	21.5	8.1	5.9	1.3	36.8
Equity based compensation	—	—	—	3.2	3.2
Gain on disposal of property and equipment	—	—	—	(1.1)	(1.1)
Severance and reorganization costs	—	—	—	(0.4)	(0.4)
Acquisition related costs	—	—	—	8.6	8.6
Legal fees and settlements	—	—	—	0.9	0.9
Impairment of fixed assets	—	—	—	—	—
Gain on bargain purchase, net of tax	(37.2)	—	—	—	(37.2)
TRA termination expense	—	—	—	3.8	3.8
Allowance for AR write-off	—	—	—	1.5	1.5
Adjusted EBITDA	$21.3	$2.3	$6.2	$(17.0)	$12.8

	$ Variance
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	(in millions)
Net income (loss)	$(2.7)	$13.4	$19.9	$(13.4)	$17.2
Interest expense, net	—	—	—	2.3	2.3
Tax expense (benefit)	—	—	—	7.1	7.1
Depreciation and amortization	4.7	2.9	(0.6)	0.6	7.6
Equity based compensation	—	—	—	0.6	0.6
Gain on disposal of property and equipment	—	—	—	0.4	0.4
Severance and reorganization costs	—	—	—	2.0	2.0
Acquisition related costs	—	—	—	(0.7)	(0.7)
Legal fees and settlements	—	—	—	0.6	0.6
Impairment of fixed assets	—	—	—	1.3	1.3
Gain on bargain purchase, net of tax	37.2	—	—	(3.6)	33.6
TRA termination expense	—	—	—	(3.8)	(3.8)
Allowance for AR write-off	—	—	—	(1.5)	(1.5)
Adjusted EBITDA	$39.2	$16.3	$19.3	$(8.1)	$66.7
Adjusted EBITDA for the year ended December 31, 2022 increased $66.7 million to $79.5 million from $12.8 million for the year ended December 31, 2021. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA increased $39.2 million to $60.5 million from $21.3 million primarily due to an increase in revenue of $153.1 million partially offset by a corresponding increase in cost of services of $113.9 million.
Wireline Services. Wireline Services Adjusted EBITDA increased $16.3 million to $18.6 million from $2.3 million due to an increase in revenue of $79.1 million partially offset by a corresponding increase in cost of services of $62.8 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA increased $19.3 million to $25.5 million from $6.2 million due to an increase in revenue of $83.2 million partially offset by a corresponding increase in cost of services of $63.9 million.
Other.  Other Adjusted EBITDA decreased $8.1 million for the year ended December 31, 2022 to a loss of $25.1 million from a loss of $17.0 million due to increased general and administrative expenses, which was related to increased employee costs and professional fees. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our EBC Credit Facility. As of December 31, 2022, we had total liquidity of $61.0 million, consisting of $3.7 million of cash on hand and availability under our Revolving Credit Facility of $57.3 million.
As of December 31, 2022, our borrowing base under the Revolving Credit Facility was $60.3 million compared to $45.0 million as of December 31, 2021, as a result of increased operational activity and accounts receivable. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and to permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “—Our Debt Obligations.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Year Ended December 31,		Variance
	2022	2021	$	%
	(in millions)
Net cash provided by (used in) operating activities	$44.5	$(39.4)	$83.9	213%
Net cash provided by (used in) investing activities	11.3	(36.4)	47.7	131%
Net cash provided by (used in) financing activities	(52.7)	73.6	(126.3)	(172)%
Net change in cash	$3.1	$(2.2)	$5.3	241%
Operating Activities
Net cash flows from operating activities increased $83.9 million to cash generated of $44.5 million for the year ended December 31, 2022 compared to cash used of $39.4 million for the year ended December 31, 2021. The change in cash flows provided by operating activities is attributable to increased operational activity and efficiencies. Cash used from working capital decreased to $19.1 million for the year ended December 31, 2022 from cash used of $38.6 million for the year ended December 31, 2021 which was due to increased cash receipts on outstanding accounts receivable.
Investing Activities
Net cash flows from investing activities increased $47.7 million to cash generated of $11.3 million for the year ended December 31, 2022 compared to cash used of $36.4 million for the year ended December 31, 2021. The change in cash flows generated by investing activities is attributable to the cash outlay for the Basic Acquisition that took place during the year ended December 31, 2021, partially offset by significant asset sales during the year ended December 31, 2022.
Financing Activities
Net cash flows from financing activities decreased $126.3 million, or 172%, to cash used of $52.7 million for the year ended December 31, 2022 compared to cash provided of $73.6 million for the year ended December 31, 2021. The change in cash flow is attributable to the utilization of cash generated from operations and asset sales to pay debt outstanding. During the year ended December 31, 2022 the Company paid $25.6 million, net to the Credit Facility and paid $12.4 million to retire Term Loan B.
Supplemental Cash Flow Disclosures
During the year ended December 31, 2022, the Company added fixed assets of $5.5 million which were finance leased arrangements across all operating segments. Additionally, the Company paid approximately $1.2 million in interest related to debt and finance leased assets.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $65.6 million and $2.5 million as of December 31, 2022 and 2021, respectively. The increased accounts receivable and contract assets and assets considered to be held for sale, coupled with efforts to pay down debt, led to the working capital increase.
Our Debt Agreements
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of December 31, 2022.

On January 7, 2022, the Company entered into the First Amendment to Loan and Security Agreement with EBC and Eclipse Business Capital SPV, LLC (collectively, the “EBC Lenders”), which increased the Maximum Revolving Credit Facility Amount (as defined in the Amended Loan Agreement (as defined below)) to $65 million, among other things.
On September 23, 2022, the Company entered into the Fourth Amendment to Loan and Security Agreement with the EBC Lenders, which, among other things, designated the change in reference rates from LIBOR to SOFR, and designated a Letter of Credit in the amount of $1.6 million to be utilized for working capital and general corporate purposes, as needed.
Revolving Credit Facility
The Revolving Credit Facility was drawn, in part, on September 27, 2021, to repay the indebtedness under the existing Credit Facility, which was terminated in connection with such repayment, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serves as collateral for the borrowings under the Revolving Credit Facility and is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Revolving Credit Facility, therefore, are classified as current maturities of long-term debt on the Consolidated Balance Sheet.
Under the Revolving Credit Facility, the maximum borrowing capacity was $60.3 million, which was based on a borrowing base certificate in effect as of December 31, 2022. The Company had outstanding borrowings of $1.4 million under the Revolving Credit Facility and a $1.6 million Letter of Credit, leaving a residual $57.3 million available for borrowings as of December 31, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5.0% in excess of SOFR and 3.5% to 4.0% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through January 1, 2023. The weighted average applicable margin for the loan was 6.6% for the year ended December 31, 2022. The weighted average applicable margin for the loan was 9.0% for the period ended February 28, 2023.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $10.4 million where the monthly installments of $0.2 million commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of SOFR and 7% in excess of the Base Rate. The weighted average interest rate for the loan was 9.9% for the year ended December 31, 2022. The weighted average applicable margin for the loan was 12.6% for the period ended February 28, 2023. The M&E Term Loan Facility is secured by a lien on certain high-spec rig assets and is scheduled to mature in September 2025. Principal amounts repaid are not available to be reborrowed.
Term Loan B
On October 1, 2021, Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bore interest at a rate per annum equal to 12% in excess of the LIBOR Rate and 11% in excess of the Base Rate. The weighted average interest rate for Term Loan B was 13.0% through the maturity date of August 16, 2022. On August 16, 2022, the remaining balance of the loan was $0.3 million, which was paid utilizing funds from the Revolving Credit Facility. At the time, the Company had capitalized fees associated with Term Loan B of $0.1 million, which was charged to interest expense on the Consolidated Statement of Operations.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger Services, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of December 31, 2022, the aggregate principal balance outstanding was $6.1 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.

Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of December 31, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.5 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that is consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Future Cash Obligations
Our operating cash requirements, scheduled debt and finance lease repayments and interest payments for the fiscal year 2023 are expected to be funded through current cash and cash to be provided from operating activities. We will obtain additional funding from our Revolving Credit Facility on an as needed basis. The table below presents our current significant cash requirements over the next five years.

	Total	2023	2024	2025	2026	2027
	(in millions)
Debt obligations (1)	$20.1	$7.5	$6.7	$5.9	$—	$—
Finance lease obligations (1)	12.9	5.2	3.2	2.2	1.2	1.1
Operating lease obligations(2)	15.1	4.0	3.2	3.2	2.8	1.9
Total	$48.1	$16.7	$13.1	$11.3	$4.0	$3.0
_________________________
(1)    Debt and finance lease obligations include estimated interest to be paid in future periods.
(2)    In addition to our right-of-use asset obligation, the operating leases include our obligations from contracts with terms of less than 12 months.
Capital Returns Program
On March 1, 2023, the Board of Directors authorized a $35 million share repurchase program that can be utilized for up to 36 months. Additionally, the Board of Directors has approved a quarterly dividend of $0.05 per share, which will be initiated once the Company achieves its goal of being net debt zero. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors and intends to return at least 25% of annual cash flows to investors going forward.
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
Judgments and assumptions
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
Judgments and assumptions
We estimate the fair value of our performance stock units using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk-free interest rate. Changes in these assumptions could change the fair value of our unit-based awards and associated compensation expense in our consolidated statements of operations.

Recent Accounting Pronouncements
For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Recent Accounting Pronouncements included in “Item 8. Financial Statements and Supplementary Data—Note 2 — Summary of Significant Accounting Policies”
Smaller Reporting Company Status
The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. Smaller reporting company means an issuer that is not an investment company, an asset-back issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that (i) has a market value of common stock held by non-affiliates of less than $250 million; or (i) has annual revenue of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Revolving Credit Facility, Financing Agreement and certain finance leases. As of December 31, 2022, we had $1.4 million outstanding under our Revolving Credit Facility, with a weighted average interest rate of 6.6%. As of December 31, 2022, the aggregate principal balance outstanding under the M&E Term Loan was $10.4 million with an interest rate of 9.9% and finance leases of $7.5 million with an interest rate of 3.7%. A hypothetical 1.0% increase or decrease in the weighted average interest rates would cause our interest expense to fluctuate by approximately $0.2 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2022, the top three trade net receivable balances represented 9%, 8% and 8%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three net trade receivable balances represented 16%, 14% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three net trade receivable balances represented 9%, 12% and 7%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 14%, 10% and 7%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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

Item 8. Financial Statements and Supplementary Data
RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of
Ranger Energy Services, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranger Energy Services, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2023 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Identification of a Section 382 Ownership Change
As discussed within Note 13 to the consolidated financial statements, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes, upon the occurrence of an ownership change, an annual limitation on certain net operating losses that can be utilized.
We identified management’s assessment of the existence of a Section 382 ownership change as a critical audit matter because of the judgments required in interpreting the available information in making the determination as whether a Section 382 ownership change has occurred. Testing management’s assessment required an increased extent of effort, including the need to involve our tax specialists.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying data used in making the determination as to the existence of a change in ownership.
•Utilizing professionals with specialized income tax knowledge and skills to assist in evaluating the accuracy of the conclusions reached by management related to a potential change in ownership.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
March 13, 2023

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$3.7	$0.6
Accounts receivable, net	91.2	80.8
Contract assets	26.9	13.0
Inventory	5.9	2.5
Prepaid expenses	9.2	8.3
Assets held for sale	3.2	—
Total current assets	140.1	105.2

Property and equipment, net	221.6	270.6
Intangible assets, net	7.1	7.8
Operating leases, right-of-use assets	11.2	6.8
Other assets	1.6	2.7
Total assets	$381.6	$393.1

Liabilities and Stockholders' Equity
Accounts payable	$24.3	$20.7
Accrued expenses	36.1	30.3
Other financing liability, current portion	0.7	2.2
Long-term debt, current portion	6.8	44.1
Other current liabilities	6.6	5.4
Total current liabilities	74.5	102.7

Operating leases, right-of-use obligations	9.6	5.8
Other financing liability	11.6	12.5
Long-term debt, net	11.6	18.4
Other long-term liabilities	8.1	5.0
Total liabilities	115.4	144.4

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no Series A shares issued and outstanding as of December 31, 2022; 6,000,001 shares issued and outstanding as of December 31, 2021	—	0.1
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,446,292 shares issued and 24,894,464 shares outstanding as of December 31, 2022; 18,981,172 shares issued and 18,429,344 shares outstanding as of December 31, 2021	0.3	0.2
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021.	—	—
Less: Class A Common Stock held in treasury at cost; 551,828 treasury shares as of December 31, 2022 and 2021	(3.8)	(3.8)
Retained earnings (accumulated deficit)	7.1	(8.0)
Additional paid-in capital	262.6	260.2
Total stockholders' equity	266.2	248.7
Total liabilities and stockholders' equity	$381.6	$393.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue
High specification rigs	$293.2	$140.1
Wireline services	197.0	117.9
Processing solutions and ancillary services	118.3	35.1
Total revenue	608.5	293.1

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	232.7	118.8
Wireline services	178.4	115.6
Processing solutions and ancillary services	92.8	28.9
Total cost of services	503.9	263.3
General and administrative	39.9	34.6
Depreciation and amortization	44.4	36.8
Impairment of fixed assets	1.3	—
Gain on sale of assets	(0.7)	(1.1)
Total operating expenses	588.8	333.6

Operating income (loss)	19.7	(40.5)

Other income and expenses
Interest expense, net	7.3	5.0
Gain on bargain purchase, net of tax	(3.6)	(37.2)
Total other income and expenses	3.7	(32.2)

Income (loss) before income tax expense (benefit)	16.0	(8.3)
Income tax expense (benefit)	0.9	(6.2)
Net income (loss)	15.1	(2.1)
Less: Net loss attributable to non-controlling interests	—	(10.7)
Net income attributable to Ranger Energy Services, Inc.	$15.1	$8.6

Earnings per common share
Basic	$0.66	$0.73
Diluted	$0.65	$0.63
Weighted average common shares outstanding
Basic	22,969,623	11,860,312
Diluted	23,370,598	13,552,166
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except shares)

	Years Ended December 31,
	2022	2021	2022	2021
	Quantity		Amount
Series A Preferred Stock
Balance, beginning of year	6,000,001	—	$0.1	$—
Conversion of Series A Preferred Stock	(6,000,001)	6,000,001	(0.1)	0.1
Balance, end of year	—	6,000,001	$—	$0.1

Shares, Class A Common Stock
Balance, beginning of year	18,981,172	9,093,743	$0.2	$0.1
Issuance of shares under share-based compensation plans	484,459	636,403	—	—
Shares withheld for taxes on equity transactions	(119,340)	(147,313)	—	—
Issuance of shares from Series A Preferred Stock conversion	6,000,001	—	0.1	—
Issuance of shares in connection with acquisitions	100,000	2,156,000	—	—
Issuance Class A Common Stock in connection with TRA Termination	—	376,185	—	—
Share redemption for Class A Common Stock from related party	—	6,866,154	—	0.1
Balance, end of year	25,446,292	18,981,172	$0.3	$0.2

Shares, Class B Common Stock
Balance, beginning of year	—	6,866,154	$—	$0.1
Share redemption to Class A Common Stock from related party	—	(6,866,154)	—	(0.1)
Balance, end of year	—	—	$—	$—

Treasury Stock
Balance, beginning of year	(551,828)	(551,828)	$(3.8)	$(3.8)
Balance, end of year	(551,828)	(551,828)	$(3.8)	$(3.8)

Retained earnings (accumulated deficit)
Balance, beginning of year			$(8.0)	$(18.4)
Income attributable to controlling interest			15.1	8.6
Benefit from release of valuation allowance			—	1.5
Tax step-up related to non-controlling interest exchange			—	0.3
Balance, end of year			$7.1	$(8.0)

Additional paid-in capital
Balance, beginning of year			$260.2	$123.9
Issuance of Series A Preferred Stock			—	41.9
Equity based compensation			3.6	3.2
Shares withheld for taxes on equity transactions			(1.2)	(1.2)
Issuance of Class A Common Stock in connection with acquisitions			—	16.4
Issuance of Class A Common Stock to related party			—	3.8
Impact of transactions affecting non-controlling interest			—	72.2
Balance, end of year			$262.6	$260.2

Total controlling interest stockholders’ equity
Balance, beginning of year			$248.7	$101.9
Net income attributable to controlling interest			15.1	8.6
Issuance of Series A Preferred Stock			—	42.0
Equity based compensation			3.6	3.2
Shares withheld for taxes on equity transactions			(1.2)	(1.2)
Issuance of Class A Common Stock in connection with acquisitions			—	16.4
Issuance of Class A Common Stock to related party			—	3.8
Benefit from release of valuation allowance			—	1.5
Tax step-up related to non-controlling interest exchange for TRA Termination			—	0.3
Impact of transactions affecting non-controlling interest			—	72.2
Balance, end of year			$266.2	$248.7

Non-controlling interest
Balance, beginning of year			$—	$82.9
Net loss attributable to non-controlling interest			—	(10.7)
Impact of transactions affecting non-controlling interest			—	(72.2)
Balance, end of year			$—	$—

Total Stockholders’ Equity
Balance, beginning of year			$248.7	$184.8
Net income (loss)			15.1	(2.1)
Issuance of Series A Preferred Stock			—	42.0
Equity based compensation			3.6	3.2
Shares withheld for taxes on equity transactions			(1.2)	(1.2)
Issuance of Class A Common Stock in connection with acquisitions			—	16.4
Issuance of Class A Common Stock to related party			—	3.8
Tax step-up related to non-controlling interest exchange for TRA Termination			—	1.5
Impact of transactions affecting non-controlling interest			—	0.3
Balance, end of year			$266.2	$248.7
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$15.1	$(2.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44.4	36.8
Equity based compensation	3.8	3.2
Impairment of fixed assets	1.3	—
Gain on bargain purchase, net of tax	(3.6)	(37.2)
Deferred income tax expense (benefit)	0.4	(6.2)
Share issuance to related party for termination of TRA	—	3.8
Other expense, net	0.4	1.9
Changes in operating assets and liabilities, net effects of business acquisitions
Accounts receivable	(10.7)	(49.0)
Contract assets	(13.9)	(11.9)
Inventory	(3.4)	2.7
Prepaid expenses and other current assets	(0.8)	(4.0)
Other assets	(1.9)	(1.7)
Accounts payable	2.8	4.1
Accrued expenses	5.8	19.6
Other current liabilities	1.1	(0.1)
Other long-term liabilities	3.7	0.7
Net cash provided by (used in) operating activities	44.5	(39.4)

Cash Flows from Investing Activities
Purchase of property and equipment	(13.8)	(5.6)
Proceeds from disposal of property and equipment	24.3	9.1
Purchase of businesses, net of cash received	0.8	(39.9)
Net cash provided by (used in) investing activities	11.3	(36.4)

Cash Flows from Financing Activities
Borrowings under Credit Facility	582.8	177.5
Principal payments on Credit Facility	(608.4)	(158.0)
Borrowings under Eclipse M&E Term Loan	—	12.5
Principal payments on Eclipse M&E Term Loan	(2.1)	—
Borrowings under Eclipse Term Loan B	—	15.0
Principal payments under Eclipse Term Loan B	(12.4)	(2.6)
Deferred financing costs on Eclipse	—	(2.5)
Principal payments on Secured Promissory Note	(4.1)	(1.0)
Principal payments on Encina Master Financing Agreement	—	(17.7)
Payments on Installment Purchases	(0.5)	(0.6)
Proceeds from financing of sale-leasebacks	—	15.6
Principal payments on financing lease obligations	(4.5)	(5.4)
Principal payments on other financing liabilities	(2.3)	—
Shares withheld on equity transactions	(1.2)	(1.2)
Proceeds from series A Preferred Stock issuance	—	42.0
Net cash provided by (used in) financing activities	(52.7)	73.6

Increase (decrease) in Cash and Cash equivalents	3.1	(2.2)
Cash and Cash Equivalents, Beginning of Year	0.6	2.8
Cash and Cash Equivalents, End of Year	$3.7	$0.6

Supplemental Cash Flow Information
Interest paid	$1.2	$1.6
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures	$0.2	$(1.5)
Additions to fixed assets through installment purchases and financing leases	$(5.5)	$(1.6)
Issuance of Class A Common Stock for acquisitions	$—	$(16.4)
Secured Promissory Note	$—	$(11.4)
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
Organization
Ranger Inc. was incorporated as a Delaware corporation in February 2017. Ranger Inc. is a holding company, the sole material assets of which consist of membership interests in RNGR Energy Services, LLC a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”), Torrent Energy Services, LLC (“Torrent Services”), and Ranger Acquisitions, the subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services and Torrent Services’ business and consolidates the financial results of Ranger Services and Torrent Services and their subsidiaries.
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
Investments in which the Company exercises control are consolidated and the noncontrolling interests of such investments, which were not attributable directly or indirectly to the Company, are presented as a separate component of net income or loss and equity in the accompanying Consolidated Financial Statements. The Company’s ownership interests in Ranger LLC, which was consolidated within the Company’s Consolidated Financial Statements, was not wholly owned by the Company through October 1, 2021. Pursuant to the TRA Termination Agreement (as defined herein) all noncontrolling interests in Ranger LLC ceased to exist. Changes in the Company’s ownership interest in Ranger LLC, while it retains its controlling interest, are accounted for as equity transactions.
We have made certain reclassifications to our prior period operating expense amounts for year-over-year comparability purposes. Other immaterial reclassifications have been made for comparability purposes. None of these reclassifications have an impact on our consolidated operating results, cash flows or financial position.

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
•Revenue recognition;
•Income taxes; and
•Equity-based compensation.
Significant Accounting Policies
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered cash equivalents. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation. From time to time, cash balances may exceed the insured amounts, however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks.
Accounts Receivable, net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Before extending credit, the Company reviews a customer’s credit history and generally does not require collateral from its customers. The allowance for doubtful accounts is established as losses are estimated and are recorded through a provision for bad debts. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The allowance for doubtful accounts was $3.0 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively. Bad debt expense recorded for the years ended December 31, 2022 and 2021 was $0.2 million and $1.5 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable
2022	$2.8	$0.2	$—	$3.0
2021	$1.6	$1.5	$(0.3)	$2.8
Inventories
Inventories are carried at the lower of cost or net realizable value and primarily consists of supplies held for the Wireline Services segment. The Company accounts for inventory using the weighted average cost method.
Leases
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, discounted at an annual incremental borrowing rate (“IBR”). ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU asset and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. For certain leases, where variable lease payments are incurred and relate primarily to common area maintenance, in substance fixed payments are included in the ROU asset and lease liability. For those leases that do not provide an implicit rate, we use an IBR based on the estimated rate of interest for a fully collateralized, fully amortizing loan over a similar term of the lease payments at commencement date. ROU assets also include any lease payments made and exclude lease incentives. Lease terms do not include options to extend or terminate the lease, as management does not consider them reasonably certain to exercise at this time. Leases with terms of 12 months or less are considered short-term leases and therefore payments are recorded as an expense on a straight line basis over the lease term. Any lease and non-components are combined.
Operating Leases
The Company enters into operating leases, primarily for real estate, with terms that vary from less than 12 months to nine years, where certain of the leases contain escalation clauses. The operating leases are included in Operating lease right-of-use assets, Other current liabilities and Operating lease right-of-use obligations in the Consolidated Balance Sheets. Lease costs associated with our yards and field offices are included in Cost of Services and our executive offices are included in General and Administrative expenses in the Consolidated Statements of Operations.
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
Property and Equipment, net
Property and equipment is stated at cost or estimated fair market value at the acquisition date less accumulated depreciation. Depreciation is charged to expense on the straight‑line basis over the estimated useful life of each asset. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expenses as incurred. Depreciation does not begin until property and equipment is placed in service. Once placed in service, depreciation on property and equipment continues while being repaired, refurbished or between periods of deployment. During the year ended December 31, 2022, the Company evaluated the useful lives and made adjustments, as needed, however such adjustments were not material to depreciation expense.
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivables and accounts payables and debt. The fair value of cash and cash equivalents, accounts receivables and accounts payables, which are determined to be Level 1 measurements, approximate fair value due to the short‑term nature of these instruments. The carrying value reported for debt approximates fair value because the underlying instruments are at interest rates which approximate current market rates and is considered Level 3 in the fair value hierarchy The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2022 and 2021. See “Note 3 — Business Combinations,” for information regarding the estimated fair value of non-recurring items.

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
The services of each segment are based on mutually agreed upon pricing with the customer prior to the services being performed and, given the nature of the services, do not include any warranty or right of return. Pricing for services are offered at hourly or daily rates, where the rates are, in part, determined by when services are performed and the nature of the specific job, with consideration for the extent of equipment, labor and consumables needed. Accordingly, the agreed-upon pricing is considered to be variable consideration. Pricing for equipment rentals is based on fixed monthly service fees.
We satisfy our performance obligation over time as the services are performed. The Company believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (i) our performance toward complete satisfaction of the performance obligation under the contract and (ii) the value transferred to the customer of the services performed under the contract. The Company elected the “right to invoice” practical expedient for recognizing revenue. The Company invoices customers upon completion of the specified services and collection generally occurs within the payment terms agreed upon with customers. Accordingly, there is no financing component to our arrangements with customers.
The Company will periodically incur costs to fulfill contracts with customers and will defer such costs over the earlier of 12 months or the estimated number of months in which they are expected to be consumed. The deferred costs are included within Prepaid assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company recognized expense of $0.7 million and $2.7 million, respectively.
All revenue transactions are presented on a net of sales tax in the Consolidated Statements of Operations.
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $26.9 million and $13.0 million as of December 31, 2022 and 2021, respectively. Substantially all of the contract assets as of December 31, 2022 and 2021 were invoiced during the subsequent periods.
The Company does not have any contract liabilities included in the Consolidated Balance Sheets as of December 31, 2022 and 2021.
Income Taxes
The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under US GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income. The Company currently believes that it is reasonably possible to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the first half of 2023. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities and associated valuation allowances during the period. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of December 31, 2022 and 2021, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. The Company’s tax filings for 2022, 2021, 2020 and 2019 are subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.
The Company records income tax-related interest and penalties, if applicable, as a component of tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2022 and 2021.
Equity-Based Compensation
The Consolidated Financial Statements reflect various equity-based compensation awards granted by Ranger Inc. These awards include restricted stock awards and performance stock units. The Company recognizes compensation expense related to equity-based awards based on the estimated fair value of the awards on the date of grant. The fair value of the equity-based awards on the grant date is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of the restricted stock awards are estimated using the market price of the Company’s shares on the grant date. The fair value of the performance stock units are estimated using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk-free interest rate. Changes in these assumptions could change the fair value of our unit based awards and associated compensation expense in our Consolidated Statements of Operations. Forfeitures of all equity-based compensation are recognized as they occur.
Recent Accounting Pronouncements
Recently issued accounting standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology to reflect expected credit losses. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date to be performed based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. ASU 2020-04 became effective as of March 12, 2020 and can be applied through December 31, 2022, recently amended by ASU 2022-06 which has delayed the application date through December 31, 2024. On September 23, 2022, the Company entered into the Fourth Amendment to the Loan and Security Agreement (the Eclipse Loan and Security Agreement, as amended through and including the Fourth Amendment, the “Amended Loan Agreement”) with EBC and Eclipse Business Capital SPV, LLC where the Secured Overnight Financing Rate (“SOFR”) replaced LIBOR as the reference rate for interest on borrowings, effective October 1, 2022.
With the exception of the standards above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s Consolidated Financial Statements.
Note 3 — Business Combinations
The Company completed three acquisitions during the year ended December 31, 2021, where all purchases were accounted for using the acquisition method of accounting under the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for each of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective date of each acquisition. Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into Ranger’s Consolidated Balance Sheets.
The Company utilized valuation techniques consistent with the market approach to measure the fair value of the assets acquired and liabilities assumed in each of the business combinations. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The estimates of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets.

The supplemental unaudited pro forma information presented below is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the assets since January 1, 2021. There were no material non-recurring pro forma adjustments present.
Patriot Well Solutions (“Patriot”) Acquisition
On May 14, 2021, the Company acquired all of the outstanding stock of Patriot, a provider of wireline evaluation and intervention services that operate in the Permian, Denver-Julesburg and Powder River Basins and Bakken Shale.
As consideration for the Patriot Acquisition, the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock and cash payments of $3.3 million, net of cash acquired. Following the acquisition of Patriot, the Company significantly expanded its scale and scope of the existing wireline business. The financial results of Patriot are included within the Wireline Services reporting segment. The pro forma results of operations for the year ended December 31, 2021 for the Patriot Acquisition are not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations. The Company finalized the purchase price allocation in the fourth quarter of 2021.
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
The aggregate consideration paid was $20.1 million, which included 1.0 million shares of Class A Common Stock and a Secured Promissory Note of $11.4 million. The Class A Common Stock issuance includes 100,000 shares that were issued by the Company on July 8, 2022, the 12-month anniversary of the acquisition date. The Secured Promissory Note bears an interest rate of 8.5% per annum and holds certain assets as collateral through the scheduled maturity date of January 31, 2024. Refer to “Note 10 — Debt” for further details related to the Secured Promissory Note.
The PerfX purchase price includes a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur; however, the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects not to cure the forfeiture event, if one should occur, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value assigned to the warrant by the Company is negligible as of December 31, 2022. The Company finalized the purchase price allocation in the fourth quarter of 2021.
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

The following unaudited pro forma financial results considers that the PerfX Acquisition occurred as of January 1, 2021 (in millions, exception per share amounts):

Year Ended December 31, 2021
Revenue	$348.0
Operating loss	$(41.6)
Net loss	$(3.1)
Basic earnings per share	$0.70
Diluted earnings per share	$0.60
The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect what the results of operations would have been had the Company owned and operation the PerfX assets since January 1, 2021. The financial results of PerfX are included in the Wireline Services reporting segment. The Company reported revenue and an operating loss during the year ended December 31, 2021 of approximately $55.5 million and $1.5 million, respectively. The transaction costs related to the PerfX Acquisition approximated $0.7 million and were included as part of General and administrative expense.
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
All assets associated with the Basic Acquisition, were recorded at their fair value. The Company used the market approach as of the closing date, October 1, 2021, to apply fair values to the assets purchased based on the selling price of similar assets. As a result of comparing the purchase price to the fair value of the assets acquired, the Company realized a $40.8 million bargain purchase gain, net of tax. The bargain purchase gain is primarily attributable Basic’s distressed financial position and lack of financing options available to avoid liquidation.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the closing date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the closing date, the Company recorded adjustments to the assets acquired and liabilities assumed, with the corresponding offset to the bargain purchase. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in the operating results in the period in which the adjustment is identified. As of the date of this report, the Company has finalized the purchase price allocation in the fourth quarter of 2022.
During the year ended December 31, 2022, adjustments were made within the permitted measurement period that resulted in an increase to the bargain purchased recognized of $3.6 million, net of tax, due to updated information regarding facts and circumstances which existed as of the date of the business combination. The measurement period adjustments primarily impacted the bargain purchase gain and property and equipment.
The following table presents the fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Property and equipment	$93.5
Total assets acquired	93.5
Finance lease obligations	3.9
Bargain purchase deferred tax liability	11.7
Total liabilities assumed	15.6
Net assets acquired	77.9
Bargain purchase	40.8
Purchase Price	$37.1
The following unaudited pro forma financial results considers that the Basic Acquisition occurred as of January 1, 2021 (in millions, except per share amounts):

Year Ended December 31, 2021
Revenue	$423.2
Operating loss	$(41.2)
Net loss	$(3.0)
Basic earnings per share	$0.68
Diluted earnings per share	$0.59
The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect what the results of operations would have been had the Company owned and operated the Basic assets since January 1, 2021. The financial results of Basic are included in the High Specification Rigs and Processing Solutions and Ancillary Services reporting segments. The Company reported revenue and an operating loss during the year ended December 31, 2021 that included approximately $38.0 million and $8.0 million, respectively. The transaction costs related to the Basic Acquisition approximated $7.1 million and were included as part of General and administrative expense.
Note 4 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess assets acquired from the Basic Acquisition. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell. The Company intends to sell the excess assets to fund the repayments under the Eclipse Loan and Security Agreement. Refer to “Note 10 — Debt” for further details.
As of December 31, 2022, the Company classified land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, which are being actively marketed, as held for sale. During the year ended December 31, 2022, the Company recorded an impairment of $1.3 million to assets held for sale as the carrying value exceeded the fair value less estimated costs to sell. Assets held for sale at December 31, 2022 consisted of the following (in millions):

December 31, 2022
Land and buildings	$2.2
Other property and equipment	1.0
Assets held for sale	$3.2
As of March 1, 2023, the Company sold $0.9 million and $1.0 million land and buildings and other property and equipment, respectively, that were classified as held for sale as of December 31, 2022.
Note 5 — Property and Equipment, Net
Property and equipment include the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2022	2021
High specification rigs	15	$131.0	$145.4
Machinery and equipment	3 - 30	186.3	185.6
Vehicles	3 - 15	46.9	46.3
Other property and equipment	5 - 25	21.3	30.9
Property and equipment		385.5	408.2
Less: accumulated depreciation		(167.2)	(140.5)
Construction in progress		3.3	2.9
Property and equipment, net		$221.6	$270.6
Depreciation expense was $43.7 million and $36.1 million for the years ended December 31, 2022 and 2021, respectively. The Company had assets under finance leases of $11.7 million and $12.3 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the Company modified the estimated useful life of high specification rigs from 20 years to 15 years and determined the impact on depreciation was immaterial. A change in useful life is treated as a change in accounting estimate and is applied prospectively. During the year ended December 31,

2022, the Company reclassified $9.0 million of property and equipment to Assets held for sale and disposed of $19.2 million of assets mostly acquired from the Basic Acquisition with a recognized Gain on sale of assets of $0.7 million.
Note 6 — Intangible Assets
Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2022	2021
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(4.3)	(3.6)
Intangible assets, net		$7.1	$7.8
Amortization expense was $0.7 million for each of the years ended December 31, 2022 and 2021. Amortization expense for the future periods is expected to be as follows (in millions):

For the years ending December 31,	Amount
2023	$0.7
2024	0.7
2025	0.7
2026	0.7
2027	0.7
Thereafter	3.6
Total	$7.1
Note 7 — Accrued Expenses
Accrued expenses are comprised of the following (in millions):

	December 31,
	2022	2021
Accrued payables	$15.9	$12.5
Accrued compensation	12.5	12.7
Accrued taxes	2.1	2.1
Accrued insurance	5.6	3.0
Accrued expenses	$36.1	$30.3
Note 8 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Operating leases, right-of-use assets, Other current liabilities and Operating leases, right-of-use obligations in the Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Consolidated Statements of Operations. Lease costs and other information related to operating leases are as follows (in millions):

	Years Ended December 31,
	2022	2021
Short-term lease costs	$13.9	$7.3
Operating lease cost	$3.0	$1.4
Operating cash outflows from operating leases	$2.8	$1.5

Weighted average remaining lease term	4.5 years	5.1 years
Weighted average discount rate	8.1%	8.9%

As of December 31, 2022, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the years ending December 31,	Total
2023	$3.2
2024	3.2
2025	3.2
2026	2.8
2027	1.7
Thereafter	0.2
Total future minimum lease payments	14.3
Less: amount representing interest	(2.4)
Present value of future minimum lease payments	11.9
Less: current portion of operating lease obligations	(2.3)
Long-term portion of operating lease obligations	$9.6
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.
Lease costs and other information related to finance leases are as follows (in millions):

	Years Ended December 31,
	2022	2021
Amortization of finance leases	$2.2	$2.7
Interest on lease liabilities	$0.9	$0.6
Financing cash outflows from finance leases	$4.5	$5.4

Weighted average remaining lease term	1.6 years	1.4 years
Weighted average discount rate	3.7%	2.1%
As of December 31, 2022, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the years ending December 31,	2022
2023	$4.4
2024	2.4
2025	1.2
2026	0.1
Total future minimum lease payments	8.1
Less: amount representing interest	(0.6)
Present value of future minimum lease payments	7.5
Less: current portion of finance lease obligations	(4.1)
Long-term portion of finance lease obligations	$3.4
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

These sales did not qualify for sale accounting, therefore the leases were classified as other financing liabilities and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net are depreciating over their original useful lives.
As of the year ended December 31, 2022, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending December 31,	Total
2023	$0.7
2024	0.7
2025	0.7
2026	0.7
2027	0.8
Thereafter	8.7
Total future minimum lease payments	$12.3
Note 10 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	December 31,
	2022	2021
Eclipse Revolving Credit Facility	$1.4	$27.0
Eclipse M&E Term Loan, net	10.4	12.2
Secured Promissory Note	6.1	10.4
Installment Purchases	0.5	1.0
Eclipse Term Loan B	—	11.9
Total Debt	18.4	62.5
Current portion of long-term debt	(6.8)	(44.1)
Long term-debt, net	$11.6	$18.4
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). The Company capitalized fees of $2.7 million associated with the EBC Credit Facility, which are included in the Consolidated Balance Sheets within Other Assets. Such fees will continue to be amortized through maturity and are included in interest expense, net on the Consolidated Statements of Operations. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of December 31, 2022.
On January 7, 2022, the Company entered into the First Amendment to Loan and Security Agreement with EBC and Eclipse Business Capital SPV, LLC, which increased the Maximum Revolving Credit Facility Amount (as defined in the Amended Loan Agreement (as defined below)) to $65 million, among other things. On September 23, 2022, the Company entered into the Fourth Amended Loan and Security Agreement with the EBC Lenders, which, among other things, designated the change in reference rate from LIBOR to SOFR and designated a Letter of Credit in the amount of $1.6 million to be utilized for working capital and general corporate purposes, as needed.
Revolving Credit Facility
The Revolving Credit Facility was drawn, in part, on September 27, 2021, to repay the indebtedness under the existing EBC Credit Facility, which was terminated in connection with such repayment, and to pay for the fees, costs and expenses incurred in connection with the EBC Credit Facility. The undrawn portion of the Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments. The Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serves as collateral for the borrowings under the Revolving Credit Facility and is scheduled to mature in September 2025. The Revolving Credit Facility includes a subjective acceleration clause and cash dominion provisions that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Revolving Credit Facility, therefore, are classified as current maturities of long-term debt on the Consolidated Balance Sheet.
Under the Revolving Credit Facility, the maximum borrowing capacity was $60.3 million, which was based on a borrowing base certificate in effect as of December 31, 2022. The Company had outstanding borrowings of $1.4 million under the Revolving Credit Facility and a $1.6 million Letter of Credit, leaving a residual $57.3 million available for borrowings as of December 31, 2022. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5.0% in excess of SOFR and 3.5% to 4.0% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through January 1, 2023. The weighted average applicable margin for the loan was 6.6% for the year ended December 31, 2022.
The Company capitalized fees of $1.8 million associated with the Revolving Credit Facility, which are included in Other Assets in the Consolidated Balance Sheets. Such fees will be amortized through maturity. Unamortized debt issuance costs as of December 31, 2022 were $1.3 million.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $10.4 million as of December 31, 2022, where the monthly installments of $0.2 million commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of SOFR and 7% in excess of the Base Rate. The weighted average interest rate for the loan was 9.9% for the year ended December 31, 2022. The M&E Term Loan Facility is secured by a lien on certain high-spec rig assets and is scheduled to mature in September 2025. Principal amounts repaid are not available to be reborrowed.
The Company capitalized fees on $0.3 million associated with this M&E Term Loan Facility, which are included in the Consolidated Balance Sheets as a discount to the long-term debt, net. Such fees will continue to be amortized through maturity and are included in interest expense, net on the Consolidated Statement of Operations. Unamortized debt issuance costs as of December 31, 2022 were $0.2 million.
Term Loan B
On October 1, 2021, Term Loan B was finalized in connection with the closing of the Basic Acquisition and was drawn in full to repay borrowings under the Revolving Credit Facility. Borrowings under Term Loan B bore interest at a rate per annum equal to 12% in excess of the LIBOR Rate and 11% in excess of the Base Rate. The weighted average interest rate for Term Loan B was 13.0% through the maturity date of August 16, 2022.
The Company capitalized fees of $0.6 million associated with Term Loan B, which were included in the Consolidated Balance Sheets as a discount to the long-term debt, current portion. Such fees were amortized through maturity and are included in Interest expense, net on the Consolidated Statement of Operations. On August 16, 2022, the remaining balance of the loan was $0.3 million, which was paid utilizing funds from the Revolving Credit Facility. At the time, the Company had capitalized fees associated with Term Loan B of $0.1 million, which was charged to interest expense on the Consolidated Statement of Operations.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger Services, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of December 31, 2022, the aggregate principal balance outstanding was $6.1 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and are scheduled to mature in January 2024.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of December 31, 2022, the aggregate principal balance outstanding under the Installment Agreements was $0.5 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that is consistent with the Company’s incremental borrowing rate and is not significant to the Company.

Debt Obligations and Scheduled Maturities
As of December 31, 2022, aggregate principal repayments of total debt for the next five years are as follows (in millions):

For the years ending December 31,	Total
2023	$6.8
2024	6.4
2025	5.4
2026	—
Total	$18.6
Note 11 — Equity
Series A Preferred Stock
On September 10, 2021, the Company consummated the private placement under the Securities Purchase Agreement, with certain accredited investors of 6.0 million newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share, in exchange for cash consideration in an aggregate amount of $42.0 million. The transaction closed on October 1, 2021, and during the year ended December 31, 2022, the Preferred Stock automatically converted into shares of the Company’s Class A Common Stock, on April 18, 2022, upon effectiveness of a registration statement filed on Form S-1 by the Company on March 31, 2022 (File No. 001-699-039).
Class A Common Stock
Equity Based Compensation
Overview
The Company has a Long-Term Incentive Plan (“LTIP”) for executives, employees, consultants and non-employee directors, under which awards can be granted in the form of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units, performance awards, dividend equivalents, other stock-based awards, cash awards and substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 3,850,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board or an alternative committee appointed by the Board.
RSAs
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. The aggregate fair value of RSAs granted during the years ended December 31, 2022 and 2021 was $4.9 million and $4.2 million, respectively. As of December 31, 2022, there was an aggregate of $4.2 million of unrecognized expense related to RSAs issued, which are expected to be recognized over a weighted average period of 1.5 years.
The following table summarizes the unvested activity for RSAs during the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2021	1,010,727
Granted	645,288	$6.58	2.0 years
Forfeited	(253,060)
Vested	(562,494)
Unvested at December 31, 2021	840,461	$6.08	1.6 years
Granted	490,447	$9.95	1.9 years
Forfeited	(141,562)
Vested	(446,322)
Unvested at December 31, 2022	743,024	$8.27	1.5 years

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
The PSUs that were granted during the years ended December 31, 2022 and 2021 will cliff vest, subject to the achievement of applicable performance criteria and certification by the Board of Directors, on April 23, 2023, March 15, 2024, and December 31, 2024, respectively. As of December 31, 2022, there was an aggregate of $1.2 million of unrecognized compensation cost related to PSUs.
The following table summarizes the unvested activity for PSUs during the years ended December 31, 2022 and 2021:

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2021	149,073			149,073
Granted	123,106	$9.24		123,106	$7.45
Forfeited	(111,382)			(146,863)
Vested	(54,696)			(19,213)
Unvested at December 31, 2021	106,101			106,103
Granted	50,448	$14.11	2.0 years	50,447	$12.69	2.0 years
Forfeited	(35,777)			(35,776)
Vested	(19,068)			(19,069)
Unvested at December 31, 2022	101,704		1.4 years	101,705		1.4 years
Issuance of shares in Connection with Acquisitions
As consideration for the Patriot Acquisition, the Company paid an aggregate of $11.0 million, which included 1.3 million shares of Class A Common Stock. As consideration for the PerfX Acquisition, aggregate consideration paid was $20.1 million, which included 1.0 million shares of Class A Common Stock. The Class A Common Stock issuance includes 100,000 shares that were issued by the Company on July 8, 2022, the 12-month anniversary of the acquisition date. See “Note 3 — Business Combinations” for further details related to the acquisitions of Patriot and PerfX.
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

Note 12 — Risk Concentrations
Customer Concentrations
During the year ended December 31, 2022, one customer, accounted for approximately 10% of the Company’s consolidated revenue. As of December 31, 2022, approximately 9% of the consolidated accounts receivable balance was due from this customer.
For the year ended December 31, 2021, two customers accounted for approximately 15% and 10% of the Company’s consolidated revenue. As of December 31, 2021, approximately 15% of the consolidated accounts receivable balance, in aggregate, was due from these customers.
Note 13 — Income Taxes
The Company operates exclusively within the U.S. and is subject to U.S. federal and various state income tax. The effective U.S. federal income tax rate applicable to the Company for the years ended December 31, 2022 and 2021 was 6% and 75%, respectively. Total income tax expense for the year ended December 31, 2022 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the change in Valuation allowance of $1.5 million and Bargain purchase gain of $0.8 million and for the year ended December 31, 2021 primarily due to a non-taxable bargain purchase gain.
The Company has recorded a valuation allowance against the realizable value of the loss carryforwards. Management continues to assess the need for a valuation allowance, the analysis of which is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period. A subsequent increase or decrease in the valuation allowance would results in a corresponding increase or decrease to the net deferred tax assets and an increase or decrease to income tax expense in the period in which change occurs.

	Years Ended December 31,
	2022	2021
Current expense (benefit)
Federal	$—	$—
State	0.5	—
Total current expense (benefit)	0.5	—

Deferred expense (benefit)
Federal	0.2	(6.4)
State	0.2	0.2
Total deferred expense (benefit)	0.4	(6.2)
Income tax expense (benefit)	$0.9	$(6.2)

A reconciliation of the expected income tax expense (benefit) on income (loss) before income taxes using the statutory federal income tax rate of 21% for 2022 and 2021 to income tax expense (benefit) follows (in millions):

	December 31,
	2022	2021
Income (loss) before income taxes	$16.0	$(8.3)
Statutory rate	21%	21%
Income tax expense (benefit) computed at statutory rate	$3.4	$(1.7)

Reconciling items
State income taxes, net of federal tax benefit	0.7	0.2
Nontaxable income allocated to non-controlling interest	—	2.2
Bargain purchase gain	(0.8)	(8.2)
Valuation allowance	(1.5)	0.5
Non-deductible expenses and other	(0.9)	0.8
Income tax expense (benefit)	$0.9	$(6.2)

As of December 31, 2022, the Company has net operating loss carryforwards of approximately $69.5 million, consisting of $6.9 million of section 382 limited losses expiring beginning in 2034, an estimated $9.9 million of non-section 382 limited losses expiring beginning in 2037 and $52.7 million of non-section 382 limited losses which carryforward indefinitely.
The tax effects of the cumulative temporary differences resulting in the net deferred income tax liability, which are shown in Other Long-Term Liabilities on the consolidated balance sheet, are as follows (in millions):

	December 31,
	2022	2021
Deferred income tax assets
Net operating loss carryforward	$16.0	$17.5
Stock based compensation	1.2	2.0
Valuation allowance	(1.7)	(1.9)
Right-of-use liability	2.7	1.6
Other	1.8	(0.6)
Net deferred income tax asset	$20.0	$18.6

Deferred income tax liabilities
Property and equipment	(21.8)	(21.5)
Right-of-use assets	(2.5)	(1.5)
Other	(0.3)	1.2
Deferred income tax liability	(24.6)	(21.8)
Net deferred income tax liability	$(4.6)	$(3.2)
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of December 31, 2022, the Company had no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2021.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) (Public Law Number 117-169) into law. This legislation is not expected to have a material impact on our financial statements.
Other tax matters
The Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. As of December 31, 2022, the Company had deferred payroll tax payments of $0.9 million and is disclosed in Accounts payable on the Consolidated Balance Sheet; however, there were no other material tax impacts to the Consolidated Financial Statements as it related to COVID-19 measures. The deferred payroll tax payment was paid in January 2023.

Note 14 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of common stock. Diluted earnings, or loss, per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of basic and diluted loss per share for the years ended December 31, 2022 and 2021 (in millions, except share and per share data):

	Years Ended December 31,
	2022	2021
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$15.1	$8.6
Net income attributable to Class A Common Stock	$15.1	$8.6

Diluted:
Income attributable to Ranger Energy Services, Inc.	$15.1	$8.6
Net income attributable to Class A Common Stock	$15.1	$8.6

Weighted average shares (denominator):
Weighted average number of shares - basic	22,969,623	11,860,312
Equity compensation awards	400,975	191,854
Conversion of Series A Preferred Stock	—	1,500,000
Weighted average number of shares - diluted	23,370,598	13,552,166

Basic earnings per share	$0.66	$0.73
Diluted earnings per share	$0.65	$0.63
During the year ended December 31, 2021, the Company excluded 0.2 million of equity-based awards, as the effect was anti-dilutive.
Note 15 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.
Note 16 — Related Party Transactions
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
Pursuant to, and subject to the limitations set forth in the Registration Rights Agreement, at any time after the 180-day lock-up period, the Holders have the right to require the Company, by written notice, to prepare and file a registration statement registering the offer and sale of a number of their shares of Class A Common Stock. Reasonably in advance of the filing of any such registration statement, the Company is required to provide notice of the request to all other Holders who may participate in the registration. The Company is required to use all commercially reasonable efforts to maintain the effectiveness of any such registration statement until all shares covered by such registration statement have been sold. Subject to certain exceptions, the Company is not obligated to effect such a registration within 90 days after the closing of any underwritten offering of shares of Class A Common Stock requested by the Holders pursuant to the Registration Rights Agreements. The Company is also not obligated to effect any registration where such registration has been requested by the holders of Registrable Securities (as defined in the Registration Rights Agreement) which represent less than $25 million, based on the five-day volume weighted average trading price of the Class A Common Stock on the New York Stock Exchange.
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

Payments and Purchases
The Company incurred $0.3 million and $0.1 million in expenses to CSL and other board members for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, amounts collected from Board member Brett Agee was approximately $0.2 million for asset sales.
Note 17 — Segment Reporting
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
During the fourth quarter of 2022, the Company determined fixed assets are routinely utilized across multiple segments and Management does not utilize the net property and equipment value as a metric to evaluate the profitability of the respective segments. Therefore, the net property and equipment values have been removed from the segment data presented below. Additionally, as a result of three business combinations, coupled with executive management changes, the Company reevaluated the reportable segments accordingly during the fourth quarter of 2021 and bifurcated the legacy Completion and Other Services segment into Wireline Services, with the remaining business added to the Processing Solutions and Ancillary Services.
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
Segment information for the years ended December 31, 2022 and 2021 is as follows (in millions):

	Year Ended December 31, 2022
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenue	$293.2	$197.0	$118.3	$—	$608.5
Cost of services	232.7	178.4	92.8	—	503.9
General and administrative	—	—	—	39.9	39.9
Depreciation and amortization	26.2	11.0	5.3	1.9	44.4
Impairment of fixed assets	—	—	—	1.3	1.3
Gain on sale of assets	—	—	—	(0.7)	(0.7)
Operating income (loss)	34.3	7.6	20.2	(42.4)	19.7
Interest expense, net	—	—	—	7.3	7.3
Income tax expense (benefit)	—	—	—	0.9	0.9
Gain on bargain purchase, net of tax	—	—	—	(3.6)	(3.6)
Net income (loss)	$34.3	$7.6	$20.2	$(47.0)	$15.1

Capital expenditures	$8.2	$4.4	$6.5	$—	$19.1

	Year Ended December 31, 2021
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenue	$140.1	$117.9	$35.1	$—	$293.1
Cost of services	118.8	115.6	28.9	—	263.3
General and administrative	—	—	—	34.6	34.6
Depreciation and amortization	21.5	8.1	5.9	1.3	36.8
Gain on sale of assets	—	—	—	(1.1)	(1.1)
Operating income (loss)	(0.2)	(5.8)	0.3	(34.8)	(40.5)
Interest expense, net	—	—	—	5.0	5.0
Income tax expense (benefit)	—	—	—	(6.2)	(6.2)
Gain on bargain purchase, net of tax	(37.2)	—	—	—	(37.2)
Net income (loss)	$37.0	$(5.8)	$0.3	$(33.6)	$(2.1)

Capital expenditures	$5.9	$2.0	$0.8	$—	$8.7

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses identified and described below.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our interim and annual Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our control environment whereby the Company did not maintain (1) adequate controls surrounding manual journal entries and account reconciliations resulting from identified segregation of duties conflicts to sufficiently mitigate risks of material misstatement, (2) adequate information technology general controls related to administrative user access to the Company’s information systems that are relevant to the preparation of financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data, and (3) adequate controls over the accounting for complex transactions. Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of these material weaknesses, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management believes that, as of December 31, 2022, our internal control over financial reporting was not effective.
BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on Ranger’s internal control over financial reporting. As a result of the material weaknesses described below, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of December 31, 2022.

Material Weaknesses in Internal Control Over Financial Reporting
In connection with the evaluation of the Company’s internal control over financial reporting as described above, management has identified the following deficiencies in our control environment in the current period that constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022:
•Ineffective controls over segregation of duties related to the review of manual journal entries and account reconciliations. Specifically, certain personnel had the ability to both (a) create and post journal entries within our general ledger system, and (b) review account reconciliations.
•Ineffective information technology general controls related to administrative user access to the Company’s information systems that are relevant to the preparation of financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data.
In addition, the following material weakness previously reporting in our 2021 Annual Report continued to exist as of December 31, 2022.
•Ineffective controls over the accounting for complex transactions.
Notwithstanding we did not identify any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of these material weaknesses, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weaknesses Existing in the Current Period
•During the fourth quarter of 2022, management implemented a remediation plan to update its design and implementation of controls to remediate the deficiency related to manual journal entries and enhance the Company's internal control environment. The Company has designed and implemented controls to prevent or detect a material misstatement resulting from certain personnel with the ability to create and post journal entries within the Company’s general ledger system. Management has designed and implemented controls over the review of all manual journal entries initiated and approved to ensure appropriate segregation of duties.
•Management has initiated a remediation plan to enhance the design of information technology general controls related to administrative user access by restricting privileged access, implementing controls over user access and enforcing proper segregation of duties within IT environments based on roles and responsibilities.
•Management is enhancing processes and designing and implementing additional internal controls to properly account for complex transactions. Additionally, the Company has hired additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures.
The material weaknesses will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient number of instances.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Ranger Energy Services, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited Ranger Energy Services, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as “the financial statements”) and our report dated March 13, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses related to management’s failure to design and implement controls at a sufficient level of precision over (1) controls surrounding manual journal entries and account reconciliations resulting in segregation of duties conflicts, (2) information technology general controls related to administrative user access to information systems that are relevant to the preparation of financial statements, and (3) controls surrounding the accounting of complex transactions. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 13, 2023 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Houston, Texas
March 13, 2023

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2023 Annual Meeting of Shareholders for the information this Item 10 requires that is incorporated herein by reference.
Item 11. Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2023 Annual Meeting of Shareholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2023 Annual Meeting of Shareholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2023 Annual Meeting of Shareholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is BDO USA, LLP, Houston, Texas, Auditor Firm ID: 243.
Please see the information appearing in the proposal for the ratification of the appointment of our independent registered public accounting firm in the definitive proxy statement for our 2023 Annual Meeting of Shareholders for the information this Item 14 requires that is incorporated herein by reference.

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
10.1
Amended and Restated Limited Liability Company Agreement of RNGR Energy Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 22, 2017)

10.2†
Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.3†
Amendment to Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on June 1, 2022)

10.4†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.5†
Form of Restricted Stock Agreement (Directors) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.6†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2019) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Commission on May 1, 2019)

10.7†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2020) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10‑K (File No. 001‑38183) filed with the Commission on February 26, 2021)

*10.8†	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2021)
*10.9†	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2022)
10.10	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.11

Tax Receivable Termination and Settlement Agreement entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on October 4, 2021).

10.12†	Indemnification Agreement (William M. Austin) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.13†	Indemnification Agreement (Brett T. Agee) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.14†	Indemnification Agreement (Richard E. Agee) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.15†	Indemnification Agreement (Charles S. Leykum) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.16†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.17†	Indemnification Agreement (Gerald Cimador) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on January 5, 2018)
10.18†	Indemnification Agreement (Byron Dunn) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on March 26, 2020)
10.19†	Indemnification Agreement (Michael C. Kearney) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on July 31, 2018)
10.20†
Indemnification Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

10.21†
Indemnification Agreement, dated as of September 1, 2021, by and between the Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.22†
Employment Agreement, dated as of September 1, 2021, by and between Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.23†
Employment Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

10.24	Master Financing and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 22, 2018)
10.25
Debt, Commitment Letter, dated as of September 10, 2021, by and among RNGR Energy Services, LLC, Eclipse Business Capital, LLC and Eclipse Business Capital SPV, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 29, 2021).

10.26
Loan and Security Agreement, dated as of September 27, 2021, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital LLC, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on September 29, 2021).

10.27
First Amendment to the Loan and Security Agreement, dated January 7, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on January 13, 2022).

10.28
Fourth Amendment to the Loan and Security Agreement, dated September 23, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent.

10.29
Secured Promissory Note, date July 8, 2021 by and among Bravo Wireline, LLC and Chief Investments, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021)

10.30
Guaranty Agreement, dated as of July 8, 2021 by Ranger Energy Services, Inc. in favor of Chief Investments, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-38183) filed with the Commission on July 30, 2021).

10.31†
Securities Purchase Agreement entered into as of September 10, 2021, by and between Ranger Energy Services, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.32
Registration Rights Agreement made and entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., and each of the parties listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.33†
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

Ranger Energy Services, Inc.

/s/ Stuart N. Bodden	March 13, 2023
Stuart N. Bodden	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart N. Bodden	President, Chief Executive Officer and Director	March 13, 2023
Stuart N. Bodden	(Principal Executive Officer)

/s/ Melissa K. Cougle	Chief Financial Officer	March 13, 2023
Melissa K. Cougle	(Principal Financial Officer)

/s/ William M. Austin	Chairman of the Board	March 13, 2023
William M. Austin

/s/ Brett T. Agee	Director	March 13, 2023
Brett T. Agee

/s/ Richard E. Agee	Director	March 13, 2023
Richard E. Agee

/s/ Krishna Shivram	Director	March 13, 2023
Krishna Shivram

/s/ Charles S. Leykum	Director	March 13, 2023
Charles S. Leykum

/s/ Gerald C. Cimador	Director	March 13, 2023
Gerald C. Cimador

/s/ Michael C. Kearney	Director	March 13, 2023
Michael C. Kearney

/s/ Byron A. Dunn	Director	March 13, 2023
Byron A. Dunn