Form 10-Q
period 2023-03-31
Ranger Energy Services, Inc.
filed 2023-05-05
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, the registrant had 24,878,645 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “should,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report previously filed and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at www.sec.gov. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$14.4	$3.7
Accounts receivable, net	78.5	91.2
Contract assets	32.2	26.9
Inventory	6.5	5.9
Prepaid expenses	7.7	9.2
Assets held for sale	1.0	3.2
Total current assets	140.3	140.1

Property and equipment, net	217.6	221.6
Intangible assets, net	6.9	7.1
Operating leases, right-of-use assets	10.6	11.2
Other assets	0.1	1.6
Total assets	$375.5	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$27.6	$24.3
Accrued expenses	23.8	36.1
Other financing liability, current portion	0.7	0.7
Long-term debt, current portion	8.5	6.8
Other current liabilities	6.6	6.6
Total current liabilities	67.2	74.5

Operating leases, right-of-use obligations	9.0	9.6
Other financing liability	11.4	11.6
Long-term debt, net	7.1	11.6
Other long-term liabilities	8.6	8.1
Total liabilities	103.3	115.4

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,677,673 shares issued and 25,086,445 shares outstanding as of March 31, 2023; 25,446,292 shares issued and 24,894,464 shares outstanding as of December 31, 2022	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Less: Class A Common Stock held in treasury at cost; 591,228 treasury shares as of March 31, 2023 and 551,828 treasury shares as of December 31, 2022	(4.2)	(3.8)
Retained earnings	13.4	7.1
Additional paid-in capital	262.7	262.6
Total stockholders' equity	272.2	266.2
Total liabilities and stockholders' equity	$375.5	$381.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue
High specification rigs	$77.5	$64.9
Wireline services	49.9	38.6
Processing solutions and ancillary services	30.1	20.1
Total revenue	157.5	123.6

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	60.1	50.8
Wireline services	45.7	40.4
Processing solutions and ancillary services	25.1	16.8
Total cost of services	130.9	108.0
General and administrative	8.4	10.2
Depreciation and amortization	10.0	11.6
Gain on sale of assets	(1.0)	(1.0)
Total operating expenses	148.3	128.8

Operating income (loss)	9.2	(5.2)

Other expenses
Interest expense, net	1.2	2.1
Total other expenses	1.2	2.1

Income (loss) before income tax (benefit) expense	8.0	(7.3)
Tax expense (benefit)	1.8	(1.6)
Net income (loss)	6.2	(5.7)

Income (loss) per common share
Basic	$0.25	$(0.31)
Diluted	$0.25	$(0.31)
Weighted average common shares outstanding
Basic	24,940,335	18,472,909
Diluted	25,209,980	18,472,909
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended March 31,
	2023	2022	2023	2022
	Quantity		Amount
Shares, Series A Preferred Stock
Balance, beginning of period	—	6,000,001	$—	$0.1
Balance, end of period	—	6,000,001	$—	$0.1

Shares, Class A Common Stock
Balance, beginning of period	25,446,292	18,981,172	$0.3	$0.2
Issuance of shares under share-based compensation plans	318,482	339,401	—	—
Shares withheld for taxes on equity transactions	(87,101)	(97,384)	—	—
Balance, end of period	25,677,673	19,223,189	$0.3	$0.2

Treasury Stock
Balance, beginning of period	(551,828)	(551,828)	$(3.8)	$(3.8)
Repurchase of Class A Common Stock	(39,400)	—	(0.4)	—
Balance, end of period	(591,228)	(551,828)	$(4.2)	$(3.8)

Retained Earnings (accumulated deficit)
Balance, beginning of period			$7.2	$(8.0)
Net income (loss) attributable to controlling interest			6.2	(5.7)
Balance, end of period			$13.4	$(13.7)

Additional paid-in capital
Balance, beginning of period			$262.6	$260.2
Equity based compensation			1.1	0.8
Shares withheld for taxes on equity transactions			(1.0)	(1.1)
Balance, end of period			$262.7	$259.9

Total controlling interest shareholders’ equity
Balance, beginning of period			$266.3	$248.7
Net income (loss) attributable to controlling interest			6.2	(5.7)
Equity based compensation			1.1	0.8
Shares withheld for taxes on equity transactions			(1.0)	(1.1)
Repurchase of Class A Common Stock			(0.4)	—
Balance, end of period			$272.2	$242.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$6.2	$(5.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.0	11.6
Equity based compensation	1.1	0.8
Gain on disposal of property and equipment	(1.0)	(1.0)
Deferred income tax expense (benefit)	1.9	(1.6)
Other expense, net	1.1	0.2
Changes in operating assets and liabilities
Accounts receivable	12.3	(7.8)
Contract assets	(5.3)	(7.3)
Inventory	(0.8)	(1.4)
Prepaid expenses and other current assets	1.5	4.2
Other assets	0.3	0.9
Accounts payable	3.3	2.4
Accrued expenses	(12.3)	(5.9)
Other current liabilities	0.2	(0.2)
Other long-term liabilities	(1.1)	(1.3)
Net cash provided by (used in) operating activities	17.4	(12.1)

Cash Flows from Investing Activities
Purchase of property and equipment	(5.4)	(1.6)
Proceeds from disposal of property and equipment	4.3	6.6
Net cash provided by (used in) investing activities	(1.1)	5.0

Cash Flows from Financing Activities
Borrowings under Credit Facility	167.7	137.9
Principal payments on Credit Facility	(169.1)	(120.0)
Principal payments under Eclipse Term Loan B	—	(1.4)
Principal payments on financing lease obligations	(1.3)	(1.2)
Principal payments on Secured Promissory Note	(0.6)	(2.1)
Principal payments on other financing liabilities	(0.2)	(1.5)
Principal payments on Eclipse M&E Term Loan	(0.6)	(0.2)
Shares withheld on equity transactions	(1.0)	(1.1)
Payments on Installment Purchases	(0.1)	(0.1)
Repurchase of Class A Common Stock	(0.4)	—
Net cash provided by (used in) financing activities	(5.6)	10.3

Increase in cash and cash equivalents	10.7	3.2
Cash and cash equivalents, Beginning of Period	3.7	0.6
Cash and cash equivalents, End of Period	$14.4	$3.8

Supplemental Cash Flow Information
Interest paid	$0.3	$0.3
Supplemental Disclosure of Non-cash Investing and Financing Activities
Additions to fixed assets through installment purchases and financing leases	$(1.5)	$(0.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” “we,” “us” or the “Company”) is a provider of onshore high specification (“high-spec”) well service rigs, wireline services, and additional processing solutions and ancillary services in the United States (“U.S.”). The Company provides an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
Our service offerings consist of well completion support, workover, well maintenance, wireline, fluid management, and other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high-spec well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production, and pump down lines of business.
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics hauling, snubbing and coil tubing, and processing solutions.
The Company’s operations take place in most of the active oil and natural gas basins in the U.S., including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend, Anadarko Basin, and Canadian and Kingfisher Counties plays.
Organization
Ranger, Inc. was incorporated as a Delaware corporation in February 2017. Ranger, Inc. is a holding company, and its sole assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), and the other subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services, its subsidiaries, and Torrent Services’ business and consolidates the financial results of Ranger Services, its subsidiaries, and Torrent Services.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. The Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Annual Report. Interim results for the periods presented may not be indicative of results that will be realized for future periods.
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
Note 3 — Assets Held for Sale
Assets held for sale includes the net book value of assets the Company plans to sell within the next 12 months and are related to excess assets acquired from the Basic Energy Services, Inc. (“Basic”) Acquisition. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell. The Company intends to sell the excess assets to fund the repayments under the Amended Loan Agreement. Refer to “Note 9 — Debt” for further details.
As of March 31, 2023, the Company classified $0.6 million and $0.4 million of land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, respectively, as held for sale as they are being actively marketed.
Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	March 31, 2023	December 31, 2022
High specification rigs	15	$137.0	$138.0
Machinery and equipment	3 - 30	177.4	179.3
Vehicles	3 - 15	47.6	46.9
Other property and equipment	5 - 25	19.6	21.3
Property and equipment		381.6	385.5
Less: accumulated depreciation		(170.7)	(167.2)
Construction in progress		6.7	3.3
Property and equipment, net		$217.6	$221.6

Depreciation expense was $9.8 million and $11.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, the Company reclassified $5.7 million of property and equipment to Assets held for sale.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2023	December 31, 2022
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(4.5)	(4.3)
Intangible assets, net		$6.9	$7.1
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022 respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Amount
2024	$0.7
2025	0.7
2026	0.7
2027	0.7
2028	0.7
Thereafter	3.4
Total	$6.9
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2023	December 31, 2022
Accrued payables	$11.4	$15.9
Accrued compensation	8.7	12.5
Accrued taxes	0.9	2.1
Accrued insurance	2.8	5.6
Accrued expenses	$23.8	$36.1
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and three months ended March 31, 2023 and 2022, are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Short-term lease costs	$5.3	$3.1
Operating lease costs	$0.8	$0.6
Operating cash outflows from operating leases	$0.8	$0.5

Weighted average remaining lease term	4.2 years	5.0 years
Weighted average discount rate	8.1%	8.9%

Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2024	$3.2
2025	3.2
2026	3.1
2027	2.7
2028	1.1
Thereafter	0.2
Total future minimum lease payments	13.5
Less: amount representing interest	(2.2)
Present value of future minimum lease payments	11.3
Less: current portion of operating lease obligations	(2.3)
Long-term portion of operating lease obligations	$9.0
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the e of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Lease costs and other information related to finance leases for the three months ended March 31, 2023 and 2022, are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Amortization of finance leases	$0.8	$0.5
Interest on lease liabilities	$0.3	$0.1
Financing cash outflows from finance leases	$1.3	$1.2

Weighted average remaining lease term	1.7 years	1.4 years
Weighted average discount rate	4.3%	1.9%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2024	$4.5
2025	2.5
2026	1.3
2027	0.3
Total future minimum lease payments	8.6
Less: amount representing interest	(0.8)
Present value of future minimum lease payments	7.8
Less: current portion of finance lease obligations	(4.1)
Long-term portion of finance lease obligations	$3.7
Note 8 — Other Financing Liabilities
The Company has sale, lease-back agreements for land and certain other fixed assets with terms that vary from eighteen months to thirteen years. The sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.

As of March 31, 2023, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending March 31,	Total
2024	$0.7
2025	0.7
2026	0.7
2027	0.7
2028	0.8
Thereafter	8.5
Total future minimum lease payments	$12.1
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	March 31, 2023	December 31, 2022
Eclipse Revolving Credit Facility	$—	$1.4
Eclipse M&E Term Loan, net	9.6	10.4
Secured Promissory Note	5.6	6.1
Installment Purchases	0.4	0.5
Total Debt	15.6	18.4
Current portion of long-term debt	(8.5)	(6.8)
Long term-debt, net	$7.1	$11.6
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of March 31, 2023.
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

Under the Revolving Credit Facility, the total loan capacity was $55.6 million, which was based on a borrowing base certificate in effect as of March 31, 2023. The Company did not have any borrowings under the Revolving Credit Facility and a $1.6 million Letter of Credit, leaving a residual $54.0 million available for borrowings as of March 31, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5% in excess of SOFR and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through October 1, 2022. The weighted average interest rate for the loan was approximately 8.9% for the three months ended March 31, 2023.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $9.8 million where the monthly principal and interest installments commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the SOFR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 12.6% for the three months ended March 31, 2023. The M&E Term Loan Facility is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.
Term Loan B
On October 1, 2021, Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bore interest at a rate per annum equal to 13% in excess of the SOFR Rate and 11% in excess of the Base Rate. Term Loan B was scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 12.4% through the maturity date of August 16, 2022. On August 16, 2022, the remaining balance of the loan was $0.3 million, which was paid utilizing funds from the Revolving Credit Facility.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX Acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of March 31, 2023, the aggregate principal balance outstanding was $5.6 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
The Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.4 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Debt Obligations and Scheduled Maturities
As of March 31, 2023, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending March 31,	Total
2024	$8.5
2025	2.6
2026	4.7
Total	$15.8
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the three months ended March 31, 2022, the Company granted approximately 385,400 RSAs, with an approximated aggregate value of $4.2 million. As of March 31, 2023, there was an aggregate $7.2 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 2.1 years.

Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the three months ended March 31, 2023, the Company granted approximately 55,200 and 55,200 target shares of market-based performance stock units at a relative and absolute grant date fair value of approximately $15.71 and $13.12 per share, respectively. Additionally, the Company granted approximately 27,600 and 27,600 target shares of market-based performance stock units with a specified floor price per share at a relative and absolute grant date fair value of approximately $15.22 and $10.85 per share, respectively. Shares granted during the three months ended March 31, 2023 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2025. As of March 31, 2023, there was an aggregate $3.2 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 2.0 years.
Share Repurchases
On March 7, 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 36 months.
During the three months ended March 31, 2023, the Company repurchased 39,400 shares of the Company’s Class A Common Stock for an aggregate $0.4 million on the open market.
Warrant from PerfX Acquisition
The PerfX Acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur; however, the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of March 31, 2023. The Company finalized the purchase price allocation in the fourth quarter of 2021.
Note 11 — Risk Concentrations
Customer Concentrations
During the three months ended March 31, 2023, two customers each accounted for approximately 10% of the Company’s consolidated revenue. As of March 31, 2023, approximately 15% of the net accounts receivable balance, in aggregate, was due from these two customers.
During the three months ended March 31, 2022, two customers accounted for approximately 11% and 10% each of the Company’s consolidated revenue. As of March 31, 2022, approximately 27% of the net accounts receivable balance, in aggregate, was due from these two customers.

Note 12 — Income Taxes
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate, excluding the impact of discrete items, applicable to the Company for the three months ended March 31, 2023 and 2022 was 24.0% and 22.5%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas. Historically, utilization of a portion of the Company's net operating loss ("NOL") carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986, as amended. The Company may be subject to additional limitations due to ownership changes that could occur. The Company reviews changes in the ownership of its shares as such information becomes available to determine whether changes that would result in further limitation have occurred. Given the availability and timing of such ownership information and the underlying analysis required to evaluate such changes, there can be no assurance that existing NOL carry-forwards or credits will not be subject to limitation as of the end of a reporting period.
A valuation allowance (“VA”) has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized. The VA is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
Total income tax expense for the three months ended March 31, 2023 and 2022 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the release of the valuation allowance on deferred tax assets, the impact of permanently non-deductible expenses, state income taxes and certain discreet tax benefits recognized during the three months ended March 31, 2023.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2023, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2022.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2023, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) (Public Law Number 117-169) into law. This legislation is not expected to have a material impact on our financial statements.

Note 13 — Earnings (loss) per Share
Earnings or loss per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings or loss per share were as follows (in millions, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Income (loss) (numerator):
Basic:
Income (loss) attributable to Ranger Energy Services, Inc.	$6.2	$(5.7)
Net income (loss) attributable to Class A Common Stock	$6.2	$(5.7)

Diluted:
Income (loss) attributable to Ranger Energy Services, Inc.	$6.2	$(5.7)
Net income (loss) attributable to Class A Common Stock	$6.2	$(5.7)

Weighted average shares (denominator):
Weighted average number of shares - basic	24,940,335	18,472,909
Effect of share-based awards	269,645	—
Weighted average number of shares - diluted	25,209,980	18,472,909

Basic income (loss) per share	$0.25	$(0.31)
Diluted income (loss) per share	$0.25	$(0.31)
During the three months ended March 31, 2022, the Company excluded 0.7 million of equity-based awards and 6.0 million shares of Series A Preferred Stock issuable upon an effective registration statement in calculating diluted loss per share, as the effect was anti-dilutive.
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
Certain segment information for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2023
Revenue	$77.5	$49.9	$30.1	$—	$157.5
Cost of services	60.1	45.7	25.1	—	130.9
Depreciation and amortization	5.5	2.4	1.6	0.5	10.0
Operating income (loss)	11.9	1.8	3.4	(7.9)	9.2
Net income (loss)	$11.9	$1.8	$3.4	$(10.9)	$6.2

Capital expenditures	$2.1	$1.3	$4.3	$—	$7.7

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2022
Revenue	$64.9	$38.6	$20.1	$—	$123.6
Cost of services	50.8	40.4	16.8	—	108.0
Depreciation and amortization	6.4	2.7	2.0	0.5	11.6
Operating income (loss)	7.7	(4.5)	1.3	(9.7)	(5.2)
Net income (loss)	$7.7	$(4.5)	$1.3	$(10.2)	$(5.7)

Capital expenditures	$1.2	$0.9	$0.3	$—	$2.4
Note 16 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 30, 2023. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read the Cautionary Note Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Risk Factors” in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2022 (our “Annual Report”). We assume no obligation to update any of these forward-looking statements. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. (“Ranger, Inc.”) and its consolidated subsidiaries.
How We Evaluate Our Operations
Our service offerings consist of well completion support, workover, well maintenance, wireline, fluid management, other complementary services, as well as well installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high-specification well service rigs to facilitate operations throughout the lifecycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our completion, production and pump down service lines.
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, coil tubing, plug and abandonment, snubbing, and processing solutions.
•Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.
For additional financial information about our segments, please see “Item 1. Financial Information — Note 16 — Subsequent Events.”
Business Outlook
We continue to expect business opportunities and financial results to show mild increases as the global economy continues to slowly stabilize and improve. The International Energy Agency stated that global oil demand is set to rise by 1.9 million barrels per day in 2023 where the U.S. ranks as the world’s leading source of supply growth. Commodity pricing reached over $130 per barrel with a low of $70 per barrel during 2022 and is expected to remain at approximately $80 to $85 per barrel during 2023 as global oil inventories increase. However, this increased demand could prove to be a challenge as OPEC+ announced additional reductions of approximately 1.2 million barrels per day. Additionally, we believe the geopolitical events will continue to have an impact on the macroeconomic backdrop of our industry, specifically surrounding China as COVID-19 restrictions are lifted and uncertainty regarding Russia’s oil supply while under sanctions.
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

Results of Operations
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Three Months Ended
	March 31,		Variance
	2023	2022	$	%
Revenue
High specification rigs	$77.5	$64.9	$12.6	19%
Wireline services	49.9	38.6	11.3	29%
Processing solutions and ancillary services	30.1	20.1	10.0	50%
Total revenue	157.5	123.6	33.9	27%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	60.1	50.8	9.3	18%
Wireline services	45.7	40.4	5.3	13%
Processing solutions and ancillary services	25.1	16.8	8.3	49%
Total cost of services	130.9	108.0	22.9	21%
General and administrative	8.4	10.2	(1.8)	(18)%
Depreciation and amortization	10.0	11.6	(1.6)	(14)%
Gain on sale of assets	(1.0)	(1.0)	—	—%
Total operating expenses	148.3	128.8	19.5	15%

Operating income (loss)	9.2	(5.2)	14.4	277%

Other expenses
Interest expense, net	1.2	2.1	(0.9)	(43)%
Total other expenses	1.2	2.1	(0.9)	(43)%

Income (loss) before income tax benefit	8.0	(7.3)	15.3	210%
Income tax expense (benefit)	1.8	(1.6)	3.4	213%
Net income (loss)	$6.2	$(5.7)	$11.9	209%
Revenue. Revenue for the three months ended March 31, 2023 increased $33.9 million, or 27%, to $157.5 million from $123.6 million for the three months ended March 31, 2022. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the three months ended March 31, 2023 increased $12.6 million, or 19%, to $77.5 million from $64.9 million for the three months ended March 31, 2022. The revenue increase is attributable to improved efficiencies, as the average revenue per rig hour increased 19% to $689 for the three months ended March 31, 2023 from $577 for the three months ended March 31, 2022. Total rig hours held consistent at 112,500 for both the three months ended March 31, 2023 and three months ended March 31, 2022.
Wireline Services. Wireline Services revenue for the three months ended March 31, 2023 increased $11.3 million, or 29%, to $49.9 million from $38.6 million for the three months ended March 31, 2022. The increased wireline services revenue was primarily attributable to completion services of $3.1 million related to increased pricing and the addition of standby charges, offset by a 14% decrease in completed stage counts to 6,400 for the three months ended March 31, 2023 from 7,400 for the three months ended March 31, 2022. Additional increased wireline services revenue was attributable to pump down services and production services of $5.4 million and $2.9 million, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended March 31, 2023 increased $10.0 million, or 50%, to $30.1 million from $20.1 million for the three months ended March 31, 2022. The increase in processing solutions and ancillary services is primarily attributable to our coil tubing, plugging and abandonment services and equipment rentals, which amounted to $5.2 million, $2.0 million and $2.0 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended March 31, 2023 increased $22.9 million, or 21%, to $130.9 million from $108.0 million for the three months ended March 31, 2022. As a percentage of revenue, cost of services was 83% and 87% for the three months ended March 31, 2023 and 2022, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended March 31, 2023 increased $9.3 million, or 18% to $60.1 million from $50.8 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase in variable expenses, notably employee related labor, travel, and maintenance costs, which amounted to $5.9 million, $1.4 million, and $1.1 million, respectively, coupled with a $0.4 million increase in expense related to general operating expenses. Additionally, the increase corresponds with the increase in average revenue per rig hour.
Wireline Services. Wireline Services cost of services for the three months ended March 31, 2023 increased $5.3 million, or 13%, to $45.7 million from $40.4 million for the three months ended March 31, 2022. Wireline Services cost of services as a percentage of revenue decreased from 105% for the three months ended March 31, 2022 to 92% for the three months ended March 31, 2023 due to the increase in revenue attributed to increased utilization of assets. The increase was primarily attributable to increased employee costs of $2.7 million and increased maintenance costs of approximately $1.2 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended March 31, 2023 increased $8.3 million, or 49%, to $25.1 million from $16.8 million for the three months ended March 31, 2022. The increase was primarily attributable to increased employee costs with the upturn in operational activity, which amounted to approximately $3.1 million. Additionally, cost of service expense increased by $2.4 million primarily related to increased activity in our coil tubing and plugging and abandonment services.
General & Administrative. General and administrative expenses for the three months ended March 31, 2023 decreased $1.8 million, or 18%, to $8.4 million from $10.2 million. The decrease in general and administrative expenses is primarily due to decreased accounting, legal and professional expenses, partially offset by increased employee costs during three months ended March 31, 2023.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2023 decreased $1.6 million, or 14%, to $10.0 million from $11.6 million for the three months ended March 31, 2022. The decrease was attributable to assets disposed of during 2022.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2023 decreased $0.9 million, or 43%, to $1.2 million from $2.1 million for the three months ended March 31, 2022. The decrease to net interest expense was attributable to the decreased principal balance on our Revolving Credit Facility, M&E Term Loan Facility, and payoff of Term Loan B Facility.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2023increased $3.4 million, or 213%, to a tax expense of $1.8 million from a tax benefit of $1.6 million for the three months ended March 31, 2022. The increase in tax expense was attributable to the increase in income over two consecutive quarters.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense (benefit), depreciation and amortization, equity-based compensation, gain or loss on disposal of assets, legal fees and settlements, and other non-cash or certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2023
Net income (loss)	$11.9	$1.8	$3.4	$(10.9)	$6.2
Interest expense, net	—	—	—	1.2	1.2
Income tax expense	—	—	—	1.8	1.8
Depreciation and amortization	5.5	2.4	1.6	0.5	10.0
EBITDA	17.4	4.2	5.0	(7.4)	19.2
Equity based compensation	—	—	—	1.1	1.1
Gain on disposal of property and equipment	—	—	—	(1.0)	(1.0)
Severance and reorganization costs	—	—	—	0.2	0.2
Acquisition related costs	—	—	—	0.6	0.6
Adjusted EBITDA	$17.4	$4.2	$5.0	$(6.5)	$20.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2022
Net income (loss)	$7.7	$(4.5)	$1.3	$(10.2)	$(5.7)
Interest expense, net	—	—	—	2.1	2.1
Income tax benefit	—	—	—	(1.6)	(1.6)
Depreciation and amortization	6.4	2.7	2.0	0.5	11.6
EBITDA	14.1	(1.8)	3.3	(9.2)	6.4
Equity based compensation	—	—	—	0.8	0.8
Gain on disposal of property and equipment	—	—	—	(1.0)	(1.0)
Severance and reorganization costs	—	—	—	—	—
Acquisition related costs	—	—	—	3.2	3.2
Legal fees and settlements	—	—	—	0.2	0.2
Adjusted EBITDA	$14.1	$(1.8)	$3.3	$(6.0)	$9.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$4.2	$6.3	$2.1	$(0.7)	$11.9
Interest expense, net	—	—	—	(0.9)	(0.9)
Income tax expense (benefit)	—	—	—	3.4	3.4
Depreciation and amortization	(0.9)	(0.3)	(0.4)	—	(1.6)
Impairment of fixed assets	—	—	—	—	—
EBITDA	3.3	6.0	1.7	1.8	12.8
Equity based compensation	—	—	—	0.3	0.3
Gain on disposal of property and equipment	—	—	—	—	—
Severance and reorganization costs	—	—	—	0.2	0.2
Acquisition related costs	—	—	—	(2.6)	(2.6)
Legal fees and settlements	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$3.3	$6.0	$1.7	$(0.5)	$10.5

Adjusted EBITDA for the three months ended March 31, 2023 increased $10.5 million to $20.1 million from $9.6 million for the three months ended March 31, 2022. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2023 increased $3.3 million to $17.4 million from $14.1 million for the three months ended March 31, 2022, due to increased revenue of $12.6 million, partially offset by a corresponding increase in cost of services of $9.3 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended March 31, 2023 increased $6.0 million to $4.2 million from a loss of $1.8 million for the three months ended March 31, 2022, due to increased revenue of $11.3 million, partially offset by a corresponding increase in cost of services of $5.3 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended March 31, 2023 increased $1.7 million to $5.0 million from $3.3 million for the three months ended March 31, 2022, due to increased revenue of $10.0 million, offset by a corresponding increase in cost of services of $8.3 million.
Other. Other Adjusted EBITDA for the three months ended March 31, 2023 decreased $0.5 million to a loss of $6.5 million from a loss of $6.0 million for the three months ended March 31, 2022. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our EBC Credit Facility. As of March 31, 2023, we had total liquidity of $68.4 million, consisting of $14.4 million of cash on hand and availability under our Revolving Credit Facility of $54.0 million.
As of March 31, 2023, our borrowing base under the Revolving Credit Facility was $55.6 million compared to $51.2 million and $60.3 million as of March 31, 2022 and December 31, 2022, respectively. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Our Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in millions)
Net cash provided by (used in) operating activities	$17.4	$(12.1)	$29.5	244%
Net cash provided by (used in) investing activities	(1.1)	5.0	(6.1)	(122)%
Net cash provided by (used in) financing activities	(5.6)	10.3	(15.9)	(154)%
Net change in cash	$10.7	$3.2	$7.5	234%
Operating Activities
Net cash from operating activities increased $29.5 million to cash provided of $17.4 million for three months ended March 31, 2023 compared to cash used of $12.1 million for the three months ended March 31, 2022. The change in cash flows from operating activities is primarily attributable to an increase in gross margins and operating income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The use of working capital cash increased $25.1 million to $16.5 million for the three months ended March 31, 2023, compared to cash used of $8.6 million for the three months ended March 31, 2022.
Investing Activities
Net cash from investing activities decreased $6.1 million to cash used of $1.1 million for three months ended March 31, 2023 compared to cash provided of $5.0 million for the three months ended March 31, 2022. The change in cash flows from investing activities is attributable to fixed asset additions that took place during the three months ended March 31, 2023, coupled with the asset disposals, related to assets acquired from Basic, that took place during the three months ended March 31, 2022.

Financing Activities
Net cash from financing activities decreased $15.9 million from cash provided of $10.3 million for the three months ended March 31, 2022 compared to cash used of $5.6 million for the three months ended March 31, 2023. The change in cash flows from financing activities is primarily attributable to cash from asset sales and operations being utilized to pay down debt.
Supplemental Disclosures
During the three months ended March 31, 2023, the Company added fixed assets of $1.5 million primarily related to finance leased assets across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $73.1 million as of March 31, 2023, compared to $65.6 million as of December 31, 2022. The increase in working capital can be attributed to a higher cash balance and contract assets, as well as a decrease in accrued expenses.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). Debt under the Eclipse Loan and Security Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Eclipse Loan and Security Agreement covenants as of March 31, 2023.
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
Under the Revolving Credit Facility, the total loan capacity was $55.6 million, which was based on a borrowing base certificate in effect as of March 31, 2023. The Company did not have any borrowings under the Revolving Credit Facility and a $1.6 million Letter of Credit, leaving a residual $54.0 million available for borrowings as of March 31, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 4.5% to 5% in excess of the SOFR Rate and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio, through July 1, 2022. The weighted average interest rate for the loan was approximately 8.9% for the three months ended March 31, 2023.
M&E Term Loan Facility
Under the M&E Term Loan Facility, the Company had outstanding borrowings of $9.8 million where the monthly principal installments of $0.2 million commenced on March 1, 2022. Borrowings under the M&E Term Loan Facility bear interest at a rate per annum equal to 8% in excess of the SOFR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan was 12.6% for the three months ended March 31, 2023. The M&E Term Loan Facility is secured by a lien on certain high-spec rig assets and is scheduled to mature in September 2025. Any principal amounts repaid may not be reborrowed.

Term Loan B
On October 1, 2021, the Term Loan B was finalized in connection with the closing of the Basic Acquisition. Borrowings under Term Loan B bear interest at a rate per annum equal to 13% in excess of the SOFR Rate and 11% in excess of the Base Rate. Term Loan B is scheduled to mature in September 2022. The weighted average interest rate for Term Loan B was 12.4% through the maturity date of August 16, 2022. On August 16, 2022, the outstanding balance of Term Loan B was $0.3 million, which was paid utilizing funds from the Revolving Credit Facility.
Secured Promissory Note
In connection with the PerfX Acquisition, on July 8, 2021, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Certain of the assets acquired serve as collateral under the Secured Promissory Note. As of March 31, 2023, the aggregate principal balance outstanding was $5.6 million. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and is scheduled to mature in January 2024.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.4 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Capital Returns Program
On March 1, 2023, the Board of Directors announced a $35.0 million share repurchase program that can be utilized for up to 36 months. Additionally, the Board of Directors has approved a quarterly dividend of $0.05 per share, which will be initiated once the Company achieves its goal of being net debt zero. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors and intends to return at least 25% of annual cash flows to investors going forward.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2022.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We continue to expect business opportunities and financial results to show mild increases as the global economy continues to slowly stabilize and improve. The International Energy Agency stated that global oil demand is set to rise by 1.9 million barrels per day in 2023 where the U.S. ranks as the world’s leading source of supply growth. Commodity pricing reached over $130 per barrel with a low of $70 per barrel during 2022 and is expected to remain at approximately $80 to $85 per barrel during 2023 as global oil inventories increase. However, this increased demand could prove to be a challenge as OPEC+ announced additional reductions of approximately 1.2 million barrels per day. Additionally, we believe the geopolitical events will continue to have an impact on the macroeconomic backdrop of our industry, specifically surrounding China as COVID-19 restrictions are lifted and uncertainty regarding Russia’s oil supply while under sanctions.
Russia invaded neighboring Ukraine and these events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months. The direct impact to our operations began to take affect at the close of the first quarter ended March 31, 2022, and has continued through March 31, 2023, however the extent to which the invasion may further affect our financial condition or results of operations is uncertain. For more information, please see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Business Outlook”.

Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Credit Facility and Financing Agreement. For a complete discussion of our interest rate risk, see our Annual Report. As of March 31, 2023, we had a $1.6 million Letter of Credit, with a weighted average interest rate of 4.5%. As of March 31, 2023, the aggregate principal balance outstanding under the M&E Term Loan was $9.8 million, with a weighted average interest rate of 12.6%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.2 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2023, the top three trade receivable balances represented approximately 12%, 9%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 19%, 13% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 14%, 11%, and 10%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 20%, 8%, and 8%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2023 due to the material weaknesses previously disclosed in our 2022 Annual Report.
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
Changes in Internal Control over Financial Reporting
Management continues to remediate previously disclosed material weaknesses. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 7, 2023, the Company announced that its Board of Directors authorized a share repurchase program, allowing the Company to purchase currently outstanding Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 36 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	1,057	11.71	—	—
March 1, 2023 - March 31, 2023	125,444	10.38	39,400	3,397,219
Total	126,501	$10.39	39,400	3,397,219
_________________________
(1)    Total number of shares repurchased during the first quarter of 2023 consists of 87,101 shares withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the 2017 Plan and 39,400 shares repurchased pursuant to the repurchase program that was announced on March 7, 2023.
(2)     As of March 31, 2023, an aggregate of 39,400 shares were purchased for a total of $0.4 million since the inception of the repurchase plan announced on March 31, 2023.
(3)    As of March 31, 2023, the maximum number of shares that may yet be purchased under the plan is 3,397,219 shares of Class A Common Stock. This is based on the closing price of $10.19 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of March 31, 2023.

Item 6. Exhibits
    The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
*10.1†	Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan.(2023)
*10.2†	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2023)
*10.3†	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement with Floor under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2023)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	May 5, 2023
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)