Form 10-Q
period 2023-06-30
Ranger Energy Services, Inc.
filed 2023-08-08
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 24,521,679 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “should,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), those set forth from time-to-time in other filings by the Company with the SEC, and those in this Form 10-Q, including the following factors:
•interest rate risk as a result of our revolving credit facility and financing agreement to fund operations;
•the impact of geopolitical events on our industry and commodity prices, specifically surrounding China as COVID-19 restrictions are lifted and uncertainty regarding Russia’s oil supply while under sanctions;
•credit risk associated with our trade receivables;
•commodity price risk due to fluctuations in the prices of oil and natural gas, and resulting impacts on the activity levels of our E&P customers;
•general economic conditions or a weakening of the broader energy industry, including as a result of inflation or recession;
•volatility of oil and natural gas prices;
•reductions in capital spending by the oil and natural gas industry;
•reduced demand for our services due to fuel conservation measures and resulting reduction in demand for oil and natural gas;
•accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or hazardous materials or pollutants into the environment;
•seasonal weather conditions, severe weather events and natural disasters that could severely disrupt normal operations and harm our business;
•capital expenditures for new equipment as we grow our operations and capital expenditures resulting from environmental initiatives, new regulatory requirements, and advancements in oilfield services technologies;
•intense competition that may cause us to lose market share and could negatively affect our ability to market our services and expand our operations;
•increasing competition for workers, as well as labor shortages;
•customer concentrations and reliance upon a few large customers that may adversely affect our revenue and operating results;
•unsatisfactory safety performance that may negatively affect our current and future customer relationships, and adversely impact our revenue;
•claims for personal injury and property damage, or for catastrophic events, which could materially and adversely affect our financial condition, results of operations and prospects;
•environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities;
•federal and state legislative and regulatory initiatives that could result in increased costs and additional operating restrictions or delays, as well as adversely affect demand for our support services;
•risks arising from climate change, and increased attention to environmental, social, and governance (“ESG”) matters and conservation measures, which may adversely impact our or our customers’ business;
•cybersecurity and data privacy risks;

•risks associated with growth of our business through potential future acquisitions or mergers; and
•risks related to our ownership and capital structure.
Those documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at www.sec.gov. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$6.4	$3.7
Accounts receivable, net	74.9	91.2
Contract assets	31.1	26.9
Inventory	7.5	5.9
Prepaid expenses	7.2	9.2
Assets held for sale	1.0	3.2
Total current assets	128.1	140.1

Property and equipment, net	218.8	221.6
Intangible assets, net	6.7	7.1
Operating leases, right-of-use assets	10.0	11.2
Other assets	1.2	1.6
Total assets	$364.8	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$22.0	$24.3
Accrued expenses	31.1	36.1
Other financing liability, current portion	0.6	0.7
Long-term debt, current portion	0.3	6.8
Other current liabilities	6.3	6.6
Total current liabilities	60.3	74.5

Operating leases, right-of-use obligations	8.4	9.6
Other financing liability	11.3	11.6
Long-term debt, net	—	11.6
Other long-term liabilities	10.8	8.1
Total liabilities	90.8	115.4

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,689,807 shares issued and 24,589,879 shares outstanding as of June 30, 2023; 25,446,292 shares issued and 24,894,464 shares outstanding as of December 31, 2022	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Less: Class A Common Stock held in treasury at cost; 1,099,928 treasury shares as of June 30, 2023 and 551,828 treasury shares as of December 31, 2022	(9.7)	(3.8)
Retained earnings	19.5	7.1
Additional paid-in capital	263.9	262.6
Total stockholders' equity	274.0	266.2
Total liabilities and stockholders' equity	$364.8	$381.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
High specification rigs	$77.6	$76.0	$155.1	$140.9
Wireline services	54.5	49.5	104.4	88.1
Processing solutions and ancillary services	31.1	28.1	61.2	48.2
Total revenue	163.2	153.6	320.7	277.2

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	62.0	61.8	122.1	112.6
Wireline services	48.8	45.2	94.5	85.6
Processing solutions and ancillary services	25.5	23.0	50.6	39.8
Total cost of services	136.3	130.0	267.2	238.0
General and administrative	7.3	11.2	15.7	21.4
Depreciation and amortization	8.7	11.4	18.7	23.0
Impairment of fixed assets	—	1.1	—	1.1
(Gain) loss on sale of assets	(0.5)	2.1	(1.5)	1.1
Total operating expenses	151.8	155.8	300.1	284.6

Operating income (loss)	11.4	(2.2)	20.6	(7.4)

Other (income) expenses
Interest expense, net	0.9	1.8	2.1	3.9
Loss on debt retirement	2.4	—	2.4	—
Gain on bargain purchase, net of tax	—	(2.8)	—	(2.8)
Total other (income) expenses	3.3	(1.0)	4.5	1.1

Income (loss) before income tax expense (benefit)	8.1	(1.2)	16.1	(8.5)
Income tax expense (benefit)	2.0	(0.8)	3.8	(2.4)
Net income (loss)	6.1	(0.4)	12.3	(6.1)

Income (loss) per common share
Basic	$0.25	$(0.02)	$0.49	$(0.29)
Diluted	$0.24	$(0.02)	$0.49	$(0.29)
Weighted average common shares outstanding
Basic	24,840,569	23,581,466	24,890,178	21,041,300
Diluted	25,188,123	23,581,466	25,249,026	21,041,300
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Quantity		Amount		Quantity		Amount
Shares, Series A Preferred Stock
Balance, beginning of period	—	6,000,001	$—	$0.1	—	6,000,001	$—	$0.1
Shares converted to Class A Common Stock	—	(6,000,001)	—	(0.1)	—	(6,000,001)	—	(0.1)
Balance, end of period	—	—	$—	$—	—	—	$—	$—

Shares, Class A Common Stock
Balance, beginning of period	25,677,673	19,223,189	$0.3	$0.2	25,446,292	18,981,172	$0.3	$0.2
Issuance of shares under share-based compensation plans	12,134	60,366	—	—	330,616	399,767	—	—
Shares withheld for taxes on equity transactions	—	(14,700)	—	—	(87,101)	(112,084)	—	—
Issuance of shares from Series A Preferred Stock conversion	—	6,000,001	—	0.1	—	6,000,001	—	0.1
Balance, end of period	25,689,807	25,268,856	$0.3	$0.3	25,689,807	25,268,856	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(591,228)	(551,828)	$(4.2)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)
Repurchase of Class A Common Stock	(508,700)	—	(5.5)	—	(548,100)	—	(5.9)	—
Balance, end of period	(1,099,928)	(551,828)	$(9.7)	$(3.8)	(1,099,928)	(551,828)	$(9.7)	$(3.8)

Retained Earnings (accumulated deficit)
Balance, beginning of period			$13.4	$(13.7)			$7.2	$(8.0)
Net income (loss) attributable to controlling interest			6.1	(0.4)			12.3	(6.1)
Balance, end of period			$19.5	$(14.1)			$19.5	$(14.1)

Additional paid-in capital
Balance, beginning of period			$262.7	$259.9			$262.6	$260.2
Equity based compensation			1.2	0.9			2.3	1.7
Shares withheld for taxes on equity transactions			—	(0.1)			(1.0)	(1.2)
Balance, end of period			$263.9	$260.7			$263.9	$260.7

Total controlling interest shareholders’ equity
Balance, beginning of period			$272.2	$242.7			$266.3	$248.7
Net income (loss) attributable to controlling interest			6.1	(0.4)			12.3	(6.1)
Equity based compensation			1.2	0.9			2.3	1.7
Shares withheld for taxes on equity transactions			—	(0.1)			(1.0)	(1.2)
Shares converted to Class A Common Stock			—	(1.0)			—	(0.1)
Issuance of shares from Series A Preferred Stock conversion			—	1.0			—	0.1
Repurchase of Class A Common Stock			(5.5)	—			(5.9)	—
Balance, end of period			$274.0	$243.1			$274.0	$243.1
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$12.3	$(6.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18.7	23.0
Equity based compensation	2.4	1.7
(Gain) loss on disposal of property and equipment	(1.5)	1.1
Impairment of fixed assets	—	1.1
Gain on bargain purchase, net of tax	—	(2.8)
Deferred income tax expense	3.8	—
Loss on debt retirement	2.4	—
Other expense, net	0.9	0.6
Changes in operating assets and liabilities
Accounts receivable	15.8	(3.7)
Contract assets	(4.2)	(14.5)
Inventory	(1.8)	(1.7)
Prepaid expenses and other current assets	2.0	5.0
Other assets	0.9	(1.2)
Accounts payable	(2.3)	6.2
Accrued expenses	(7.2)	—
Other current liabilities	(0.1)	(0.2)
Other long-term liabilities	(1.2)	(0.7)
Net cash provided by operating activities	40.9	7.8

Cash Flows from Investing Activities
Purchase of property and equipment	(12.9)	(5.7)
Proceeds from disposal of property and equipment	4.7	13.9
Net cash provided by (used in) investing activities	(8.2)	8.2

Cash Flows from Financing Activities
Borrowings under Credit Facility	298.6	283.3
Principal payments on Credit Facility	(301.1)	(276.4)
Principal payments under Eclipse Term Loan B	—	(9.4)
Principal payments on financing lease obligations	(2.7)	(2.3)
Principal payments on Secured Promissory Note	(6.2)	(2.7)
Principal payments on other financing liabilities	(0.5)	(1.8)
Principal payments on Eclipse M&E Term Loan	(10.4)	(0.8)
Shares withheld on equity transactions	(0.9)	(1.2)
Payments on Installment Purchases	(0.2)	(0.2)
Repurchase of Class A Common Stock	(5.9)	—
Deferred financing costs on Wells Fargo	(0.7)	—
Net cash used in financing activities	(30.0)	(11.5)

Increase in cash and cash equivalents	2.7	4.5
Cash and cash equivalents, Beginning of Period	3.7	0.6
Cash and cash equivalents, End of Period	$6.4	$5.1

Supplemental Cash Flow Information
Interest paid	$0.6	$0.6
Supplemental Disclosure of Non-cash Investing and Financing Activities
Additions to fixed assets through installment purchases and financing leases	$(3.4)	$(2.0)
Additions to fixed assets through asset trades	$(1.1)	$—
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
Recently Adopted Accounting Standards
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
As of June 30, 2023, the Company classified $0.6 million and $0.4 million of land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, respectively, as held for sale as they are being actively marketed.

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	June 30, 2023	December 31, 2022
High specification rigs	15	$138.0	$138.0
Machinery and equipment	3 - 30	180.1	179.3
Vehicles	3 - 15	49.0	46.9
Other property and equipment	5 - 25	19.7	21.3
Property and equipment		386.8	385.5
Less: accumulated depreciation		(178.4)	(167.2)
Construction in progress		10.4	3.3
Property and equipment, net		$218.8	$221.6
Depreciation expense was $8.5 million and $11.3 million for the three months ended June 30, 2023 and 2022, respectively and $18.3 million and $22.7 million for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023, the Company reclassified $5.7 million of property and equipment to Assets held for sale.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2023	December 31, 2022
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(4.7)	(4.3)
Intangible assets, net		$6.7	$7.1
Amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively and $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Amount
2024	$0.7
2025	0.7
2026	0.7
2027	0.7
2028	0.7
Thereafter	3.2
Total	$6.7
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2023	December 31, 2022
Accrued payables	$12.9	$15.9
Accrued compensation	14.4	12.5
Accrued taxes	3.2	2.1
Accrued insurance	0.6	5.6
Accrued expenses	$31.1	$36.1

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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and six months ended June 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Short-term lease costs	$4.3	$3.6	$9.6	$6.7
Operating lease costs	$0.8	$0.5	$1.6	$1.1
Operating cash outflows from operating leases	$0.8	$0.7	$1.6	$1.2

Weighted average remaining lease term			4.0 years	4.8 years
Weighted average discount rate			8.1%	9.0%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2024	$3.2
2025	3.3
2026	3.0
2027	2.6
2028	0.6
Total future minimum lease payments	12.7
Less: amount representing interest	(1.9)
Present value of future minimum lease payments	10.8
Less: current portion of operating lease obligations	(2.4)
Long-term portion of operating lease obligations	$8.4
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
Lease costs and other information related to finance leases for the six months ended June 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of finance leases	$0.9	$0.5	$1.7	$1.0
Interest on lease liabilities	$0.3	$0.3	$0.6	$0.4
Financing cash outflows from finance leases	$1.4	$1.1	$2.7	$2.3

Weighted average remaining lease term			2.0 years	1.4 years
Weighted average discount rate			4.7%	2.3%

Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2024	$4.5
2025	2.8
2026	1.4
2027	0.6
Total future minimum lease payments	9.3
Less: amount representing interest	(0.9)
Present value of future minimum lease payments	8.4
Less: current portion of finance lease obligations	(4.0)
Long-term portion of finance lease obligations	$4.4
Note 8 — Other Financing Liabilities
The Company has sale, lease-back agreements for land and certain other fixed assets with terms that vary from 18 months to 13 years. The sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.
As of June 30, 2023, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending June 30,	Total
2024	$0.6
2025	0.6
2026	0.7
2027	0.8
2028	0.8
Thereafter	8.4
Total future minimum lease payments	$11.9
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	June 30, 2023	December 31, 2022
Wells Fargo Revolving Credit Facility	$—	$—
Eclipse Revolving Credit Facility	—	1.4
Eclipse M&E Term Loan, net	—	10.4
Secured Promissory Note	—	6.1
Installment Purchases	0.3	0.5
Total Debt	0.3	18.4
Current portion of long-term debt	(0.3)	(6.8)
Long term-debt, net	$—	$11.6
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
During the three and six months ended June 30, 2023, the Company recognized a loss on the retirement of debt of $2.4 million, as the Revolving Credit Facility, M&E Loan Facility and Term Loan B Facility were extinguished in connection with the initiation of the Wells Fargo Revolving Credit Facility, which is described further below.

Revolving Credit Facility
Borrowings under the Revolving Credit Facility bore interest at a rate per annum ranging from 4.5% to 5% in excess of SOFR and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio. The year to date weighted average interest rate on borrowings was approximately 9.4% through the extinguishment date of May 31, 2023.
M&E Term Loan Facility
Borrowings under the M&E Term Loan Facility bore interest at a rate per annum equal to 8% in excess of the SOFR Rate and 7% in excess of the Base Rate. The weighted average interest rate for the M&E Term Loan Facility was 13.0% through the maturity date of May 31, 2023. On May 31, 2023, the remaining balance of the loan was $8.4 million, which was paid utilizing funds from the Wells Fargo Revolving Credit Facility.
Term Loan B Facility
Borrowings under Term Loan B Facility bore interest at a rate per annum equal to 12% in excess of the SOFR Rate and 11% in excess of the Base Rate. Term Loan B Facility was scheduled to mature in September 2022 and the remaining balance of $0.3 million was fully repaid on August 16, 2022. The weighted average interest rate for Term Loan B was 13.0% through the maturity date of August 16, 2022.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired (the “Secured Promissory Note”). Borrowings under the Secured Promissory Note bore interest at a rate of 8.5% per annum and was scheduled to mature in January 2024. On May 31, 2023, the remaining balance of the loan was $5.4 million, which was repaid utilizing funds from the Wells Fargo Revolving Credit Facility.
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of June 30, 2023.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause with tiered triggers starting when excess availability is 20% or less. Cash dominion, which permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility, will be instituted if excess availability is 12.5% or less.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $64.3 million, which was based on a borrowing base certificate in effect as of June 30, 2023. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility. The Company does have a $1.6 million Letter of Credit open under the facility, leaving a residual $62.7 million available for borrowings as of June 30, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.9% for the six months ended June 30, 2023.
Other Installment Purchases
The Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.3 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.

Debt Obligations and Scheduled Maturities
As of June 30, 2023, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending June 30,	Total
2024	$0.3
Total	$0.3
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the six months ended June 30, 2022, the Company granted approximately 388,300 RSAs, with an approximated aggregate value of $4.2 million. As of June 30, 2023, there was an aggregate $5.9 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.9 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the six months ended June 30, 2023, the Company granted approximately 100,400 target shares of market-based performance stock units, of which 55,200 were granted at a relative grant date fair value of approximately $15.71 per share and 55,200 were granted at an absolute grant date fair value of approximately and $13.12 per share. Additionally, the Company granted approximately 55,200 target shares of market-based performance stock units with a specified floor price per share, of which 27,600 were granted a relative grant date fair value of approximately $15.22 and 27,600 were granted at an absolute grant date fair value of approximately and $10.85 per share. Shares granted during the six months ended June 30, 2023 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2025. As of June 30, 2023, there was an aggregate $2.8 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.7 years.
Share Repurchases
On March 7, 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the Securities and Exchange Commission. Approval of the program by the Board of Directors of the Company is specific for the next 36 months.
During the three and six months ended June 30, 2023, the Company repurchased 508,700 and 548,100 shares, respectively, of the Company’s Class A Common Stock for an aggregate $5.5 million and $5.9 million, respectively, on the open market.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur; however, the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of June 30, 2023. The Company finalized the purchase price allocation in the fourth quarter of 2021.

Note 11 — Risk Concentrations
Customer Concentrations
During the three and six months ended June 30, 2023, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenues. As of June 30, 2023, approximately 6% of the net accounts receivable balance was due from this customer.
During the three months ended June 30, 2022, two customers accounted for approximately 11% and 10% each of the Company’s consolidated revenue. During the six months ended June 30, 2022, two customers accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenue. As of June 30, 2022, approximately 27% of the net accounts receivable balance, in aggregate, was due from these two customers.
Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate, excluding the impact of discrete items, applicable to the Company for the six months ended June 30, 2023 and 2022 was 23.8% and 29.4%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
Tax Attributes
Historically, utilization of a portion of the Company's net operating loss carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended. The Company incurred an ownership change, triggering another Section 382 loss limitation, during the three months ended June 30, 2023. The Company is currently in the process of conducting an analysis to determine the full tax consequence of such limitation and does not expect this will have a material cash impact to taxes for the remainder of 2023.
A valuation allowance (“VA”) has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized. The VA is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company currently believes that it is reasonably possible to achieve a three-year cumulative level of profitability within the next 12 months, and as early as the third quarter of 2023, which would enhance the ability to conclude that is it more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the VA. A release of the VA would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.
Other Tax Matters
Total income tax expense for the six months ended June 30, 2023 and 2022 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the release of the VA on deferred tax assets, the impact of permanently non-deductible expenses, state income taxes and certain discrete tax benefits recognized during the six months ended June 30, 2023.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2023, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2022.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2023, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) (Public Law Number 117-169) into law. The Company is still evaluating the impact of this legislation as it relates to the Employee Retention Credit.

Note 13 — Earnings (loss) per Share
Earnings or loss per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings or loss per share were as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) (numerator):
Basic:
Income (loss) attributable to Ranger Energy Services, Inc.	$6.1	$(0.4)	$12.3	$(6.1)
Net income (loss) attributable to Class A Common Stock	$6.1	$(0.4)	$12.3	$(6.1)

Diluted:
Income (loss) attributable to Ranger Energy Services, Inc.	$6.1	$(0.4)	$12.3	$(6.1)
Net income (loss) attributable to Class A Common Stock	$6.1	$(0.4)	$12.3	$(6.1)

Weighted average shares (denominator):
Weighted average number of shares - basic	24,840,569	23,581,466	24,890,178	21,041,300
Effect of share-based awards	347,554	—	358,848	—
Weighted average number of shares - diluted	25,188,123	23,581,466	25,249,026	21,041,300

Basic income (loss) per share	$0.25	$(0.02)	$0.49	$(0.29)
Diluted income (loss) per share	$0.24	$(0.02)	$0.49	$(0.29)
During the three and six months ended June 30, 2022, the Company excluded 1.0 million of equity-based awards, as the effect was anti-dilutive.
Note 14 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its condensed consolidated financial position or results of operations.
Note 15 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services and Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Condensed Consolidated Financial Statements. The CODM evaluates the segments’ operating performance based on multiple measures including operating income, rig hours and stage counts. The tables below present the operating income measurement, as the Company believes this is most consistent with the principals used in measuring the Condensed Consolidated Financial Statements.
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
Certain segment information for the six months ended June 30, 2023 and 2022 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2023
Revenue	$77.6	$54.5	$31.1	$—	$163.2
Cost of services	62.0	48.8	25.5	—	136.3
Depreciation and amortization	4.1	2.9	1.4	0.3	8.7
Operating income (loss)	11.5	2.8	4.2	(7.1)	11.4
Net income (loss)	$11.5	$2.8	$4.2	$(12.4)	$6.1

Capital expenditures	$3.7	$3.2	$2.8	$—	$9.7

	Six Months Ended June 30, 2023
Revenue	$155.1	$104.4	$61.2	$—	$320.7
Cost of services	122.1	94.5	50.6	—	267.2
Depreciation and amortization	9.6	5.3	3.0	0.8	18.7
Operating income (loss)	23.4	4.6	7.6	(15.0)	20.6
Net income (loss)	$23.4	$4.6	$7.6	$(23.3)	$12.3

Capital expenditures	$5.8	$4.5	$7.1	$—	$17.4

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2022
Revenue	$76.0	$49.5	$28.1	$—	$153.6
Cost of services	61.8	45.2	23.0	—	130.0
Depreciation and amortization	8.1	2.8	—	0.5	11.4
Operating income (loss)	6.1	1.5	5.1	(14.9)	(2.2)
Gain on bargain purchase	$—	$—	$—	$(2.8)	$(2.8)
Net income (loss)	$6.1	$1.5	$5.1	$(13.1)	$(0.4)

Capital expenditures	$1.7	$0.7	$2.9	$—	$5.3

	Six Months Ended June 30, 2022
Revenue	$140.9	$88.1	$48.2	$—	$277.2
Cost of services	112.6	85.6	39.8	—	238.0
Depreciation and amortization	14.5	5.5	2.0	1.0	23.0
Operating income (loss)	13.8	(3.0)	6.4	(24.6)	(7.4)
Gain on bargain purchase	$—	$—	$—	$(2.8)	$(2.8)
Net income (loss)	$13.8	$(3.0)	$6.4	$(23.3)	$(6.1)

Capital expenditures	$2.9	$1.6	$3.2	$—	$7.7

Note 16 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 31, 2023. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
On August 7, 2023, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable September 8, 2023 to common stockholders of record at the close of business on August 18, 2023.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read the Cautionary Statement Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Risk Factors” in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2022 (our “Annual Report”). We assume no obligation to update any of these forward-looking statements. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. (“Ranger, Inc.”) and its consolidated subsidiaries.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
We continue to expect business opportunities and financial results to show mild increases to the extent the global economy continues to slowly stabilize and improve. OPEC+ production cuts are expected to tighten the market, driving supply deficits in the second half of 2023, which generally supports higher oil prices. Furthermore, OPEC+ is projecting for oil demand to rise by approximately 2.5 million barrels per day in 2024, an approximated 2.2% increase over 2.4 million barrels per day in 2023 driving continued investment and growth in the sector. The Company also believes the current geopolitical instability will continue to have an impact on our industry, specifically surrounding China as pandemic restrictions are lifted and uncertainty regarding Russia’s oil supply while under sanctions.
Given the evolving geographical events, there are many unknown factors that could materially impact our operations. These events have and continue to impact commodity prices causing volatility, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price volatility is expected to continue and the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months.

Financial Metrics
How We Generate Revenue
Rig hours and stage counts, as it relates to our High Specification Rigs and Wireline Services segments, respectively, are important indicators of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked, whereas stage counts represent the number of completed stages during the periods presented for the completion service line within our Wireline Services segment. Generally, during the period our services are being provided, our customers are billed on an hourly basis for our high-spec rig services. As it relates to our wireline services, services are billed upon the completion of the well, on a monthly basis, or on a per job basis. The rates for which the customer is billed is generally predetermined based upon a contractual agreement.
Costs of Conducting Our Business
The principal costs associated with conducting our business are personnel, repairs and maintenance, general and administrative, and depreciation expense.
Cost of Services. The primary costs associated with our cost of services are related to personnel expenses, repairs and maintenance of our fixed assets and, additionally, as it relates to our Wireline Services segment, perforating and gun costs. A significant portion of these expenses are variable, and therefore typically managed based on industry conditions and demand for our services. Further, there is generally a correlation between our revenue generated and personnel and repairs and maintenance costs, which are dependent upon the operational activity.
Personnel costs associated with our operational employees represent the most significant cost of our business. A substantial portion of our labor costs is attributable to our field crews and is partly variable based on the requirements of specific customers. A key component of personnel costs relates to the ongoing training of our employees, which improves safety rates and reduces attrition.
General & Administrative. General and administrative expenses are corporate in nature and are included within Other. These costs include the majority of centrally located company management and administrative personnel and are not attributable to any of our lines of businesses nor reporting segments.
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenue less cost of services and depreciation expense. We believe this is a key financial metric as it provides insight on profitability and operational performance based on the historical cost basis of our assets.
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense (benefit), depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain or loss on disposal of assets, significant and unusual legal fees and settlements, and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Three Months Ended
	June 30,		Variance
	2023	2022	$	%
Revenue
High specification rigs	$77.6	$76.0	$1.6	2%
Wireline services	54.5	49.5	5.0	10%
Processing solutions and ancillary services	31.1	28.1	3.0	11%
Total revenue	163.2	153.6	9.6	6%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	62.0	61.8	0.2	—%
Wireline services	48.8	45.2	3.6	8%
Processing solutions and ancillary services	25.5	23.0	2.5	11%
Total cost of services	136.3	130.0	6.3	5%
General and administrative	7.3	11.2	(3.9)	(35)%
Depreciation and amortization	8.7	11.4	(2.7)	(24)%
Impairment of fixed assets	—	1.1	(1.1)	(100)%
(Gain) loss on sale of assets	(0.5)	2.1	(2.6)	(124)%
Total operating expenses	151.8	155.8	(4.0)	(3)%

Operating income (loss)	11.4	(2.2)	13.6	618%

Other (income) expenses
Interest expense, net	0.9	1.8	(0.9)	(50)%
Loss on debt retirement	2.4	—	2.4	100%
Gain on bargain purchase, net of tax	—	(2.8)	2.8	(100)%
Total other (income) expenses	3.3	(1.0)	4.3	(430)%

Income (loss) before income tax expense (benefit)	8.1	(1.2)	9.3	775%
Income tax expense (benefit)	2.0	(0.8)	2.8	350%
Net income (loss)	$6.1	$(0.4)	$6.5	1625%
Revenue. Revenue for the three months ended June 30, 2023 increased $9.6 million, or 6%, to $163.2 million from $153.6 million for the three months ended June 30, 2022. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the three months ended June 30, 2023 increased $1.6 million, or 2%, to $77.6 million from $76.0 million for the three months ended June 30, 2022. The revenue increase is attributable to improved efficiencies, as the average revenue per rig hour increased 9% to $687 for the three months ended June 30, 2023 from $632 for the three months ended June 30, 2022. Total rig hours decreased to 113,200 for the three months ended June 30, 2023 from 119,900 for three months ended June 30, 2022 due to reduced rig activity in the South region offset with rig developments in other regions.
Wireline Services. Wireline Services revenue for the three months ended June 30, 2023 increased $5.0 million, or 10%, to $54.5 million from $49.5 million for the three months ended June 30, 2022. The increased wireline services revenue was primarily attributable to an increase in completion services revenue of $2.3 million due to improved pricing and the addition of standby charges to contracts, offset by an 8% decrease in completed stage counts to 7,400 for the three months ended June 30, 2023 from 8,000 for the three months ended June 30, 2022. Additional increased wireline services revenue was attributable to production services and pump down services of $1.5 million and $1.2 million, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended June 30, 2023 increased $3.0 million, or 11%, to $31.1 million from $28.1 million for the three months ended June 30,

2022. The increase in processing solutions and ancillary services is primarily attributable to increased activity in our plugging and abandonment services and coil tubing service lines, which amounted to $2.9 million and $0.7 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended June 30, 2023 increased $6.3 million, or 5%, to $136.3 million from $130.0 million for the three months ended June 30, 2022. As a percentage of revenue, cost of services was 84% and 85% for the three months ended June 30, 2023 and 2022, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended June 30, 2023 increased $0.2 million, to $62.0 million from $61.8 million for the three months ended June 30, 2022.
Wireline Services. Wireline Services cost of services for the three months ended June 30, 2023 increased $3.6 million, or 8%, to $48.8 million from $45.2 million for the three months ended June 30, 2022. Wireline Services cost of services as a percentage of revenue decreased from 91% for the three months ended June 30, 2022 to 90% for the three months ended June 30, 2023 due to the increase in revenue attributed to increased utilization of assets. The overall increase in cost of services was primarily attributable to increased revenues and employee costs of $1.8 million and specifically employee medical costs of $0.9 million as well as increased maintenance costs of approximately $0.7 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended June 30, 2023 increased $2.5 million, or 11%, to $25.5 million from $23.0 million for the three months ended June 30, 2022. The increase was primarily attributable to increased employee costs with the upturn in operational activity in our coil tubing and plugging and abandonment services.
General & Administrative. General and administrative expenses for the three months ended June 30, 2023 decreased $3.9 million, or 35%, to $7.3 million from $11.2 million for the three months ended June 30, 2022. The decrease in general and administrative expenses is primarily due to decreased in legal and professional expenses related to the Basic acquisition, coupled with decreased employee costs during three months ended June 30, 2023.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2023 decreased $2.7 million, or 24%, to $8.7 million from $11.4 million for the three months ended June 30, 2022. The decrease was attributable to assets disposed of during 2022.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2023 decreased $0.9 million, or 50%, to $0.9 million from $1.8 million for the three months ended June 30, 2022. The decrease to net interest expense was attributable to the reduced borrowings on our Revolving Credit Facility, M&E Term Loan Facility, Term Loan B Facility, and Secured Promissory Note.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2023 increased $2.8 million, or 350%, to a tax expense of $2.0 million from a tax benefit of $0.8 million for the three months ended June 30, 2022. The increase in tax expense was attributable to the increase in income over three consecutive quarters.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Six Months Ended
	June 30,		Variance
	2023	2022	$	%
Revenue
High specification rigs	$155.1	$140.9	$14.2	10%
Wireline services	104.4	88.1	16.3	19%
Processing solutions and ancillary services	61.2	48.2	13.0	27%
Total revenue	320.7	277.2	43.5	16%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	122.1	112.6	9.5	8%
Wireline services	94.5	85.6	8.9	10%
Processing solutions and ancillary services	50.6	39.8	10.8	27%
Total cost of services	267.2	238.0	29.2	12%
General and administrative	15.7	21.4	(5.7)	(27)%
Depreciation and amortization	18.7	23.0	(4.3)	(19)%
Impairment of fixed assets	—	1.1	(1.1)	100%
(Gain) loss on sale of assets	(1.5)	1.1	(2.6)	(236)%
Total operating expenses	300.1	284.6	15.5	5%

Operating income (loss)	20.6	(7.4)	28.0	378%

Other (income) expenses
Interest expense, net	2.1	3.9	(1.8)	(46)%
Loss on debt retirement	2.4	—	2.4	100%
Gain on bargain purchase, net of tax	—	(2.8)	2.8	(100)%
Total other (income) expenses	4.5	1.1	3.4	309%

Income (loss) before income tax expense (benefit)	16.1	(8.5)	24.6	289%
Income tax expense (benefit)	3.8	(2.4)	6.2	258%
Net income (loss)	$12.3	$(6.1)	$18.4	302%
Revenue. Revenue for the six months ended June 30, 2023 increased $43.5 million, or 16%, to $320.7 million from $277.2 million for the six months ended June 30, 2022. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the six months ended June 30, 2023 increased $14.2 million, or 10%, to $155.1 million from $140.9 million for the six months ended June 30, 2022. The increase in rig services revenue included an increase in the average revenue per rig hour by 14% to $688 from $606 for the six months ended June 30, 2022, offset by a 3% decrease in total rig hours to 225,700 for the six months ended June 30, 2023 from 232,400 for the six months ended June 30, 2022. Revenue improvement was driven by pricing improvements year over year offset by a decrease in activity levels during 2023 due to the redeployment of rigs between customers and regions.
Wireline Services. Wireline Services revenue for the six months ended June 30, 2023 increased $16.3 million, or 19%, to $104.4 million from $88.1 million for the six months ended June 30, 2022. The increased wireline services revenue was primarily attributable to pricing improvements in the completion service lines totaling $5.2 million that more than offset a 10% decrease in completed stage counts to 13,800 for the six months ended June 30, 2023 from 15,400 for the six months ended June 30, 2022. Additional increased wireline services revenue was attributable to production and pump down services totaling $6.9 million and related to both increased pricing and utilization of assets.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the six months ended June 30, 2023 increased $13.0 million, or 27%, to $61.2 million from $48.2 million for the six months ended June 30, 2022. The increase in processing solutions and ancillary services is attributable to a $6.0 million increase in our coil tubing service line, a $4.9 million in our plugging and abandonment service lines, and a $1.1 million increase in our equipment rentals and logistics services.
Cost of services (exclusive of depreciation and amortization). Cost of services for the six months ended June 30, 2023 increased $29.2 million, or 12%, to $267.2 million from $238.0 million for the six months ended June 30, 2022. As a percentage of revenue, cost of services was 83% and 86% for the six months ended June 30, 2023 and 2022, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the six months ended June 30, 2023 increased $9.5 million, or 8%, to $122.1 million from $112.6 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase in variable expenses associated with the increased activity, most significant of which is employee-related labor costs and repair and maintenance accounting for of $9.1 million and $1.3 million, respectively.
Wireline Services. Wireline Services cost of services for the six months ended June 30, 2023 increased $8.9 million, or 10%, to $94.5 million from $85.6 million for the six months ended June 30, 2022. Increase in costs from the production and pump down service lines accounted for approximately $5.6 million and $2.4 million, respectively, of the segment cost of services increase.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the six months ended June 30, 2023 increased $10.8 million, or 27%, to $50.6 million from $39.8 million for the six months ended June 30, 2022. The increase was primarily attributable to increased employee costs and other costs associated with higher operational activity, which amounted to $4.3 million and $4.6 million, respectively.
General & Administrative. General and administrative expenses for the six months ended June 30, 2023 decreased $5.7 million, or 27%, to $15.7 million from $21.4 million. The decrease in general and administrative expenses is primarily due to higher compensation costs in the prior year, coupled with professional fees and transactional costs incurred during the six months ended June 30, 2022 both largely related to the Basic acquisition.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2023 decreased $4.3 million, or 19%, to $18.7 million from $23.0 million for the six months ended June 30, 2022. The decrease was attributable to assets disposed of during 2022.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2023 decreased $1.8 million, or 46%, to $2.1 million from $3.9 million for the six months ended June 30, 2022. The decrease to net interest expense was attributable to the decreased levels of borrowings year over year.
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

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2023
Net income (loss)	$11.5	$2.8	$4.2	$(12.4)	$6.1
Interest expense, net	—	—	—	0.9	0.9
Income tax expense	—	—	—	2.0	2.0
Depreciation and amortization	4.1	2.9	1.4	0.3	8.7
EBITDA	15.6	5.7	5.6	(9.2)	17.7
Equity based compensation	—	—	—	1.2	1.2
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(0.5)	(0.5)
Severance and reorganization costs	—	—	—	0.2	0.2
Acquisition related costs	—	—	—	0.9	0.9
Adjusted EBITDA	$15.6	$5.7	$5.6	$(5.0)	$21.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2022
Net income (loss)	$6.1	$1.5	$5.1	$(13.1)	$(0.4)
Interest expense, net	—	—	—	1.8	1.8
Income tax benefit	—	—	—	(0.8)	(0.8)
Depreciation and amortization	8.1	2.8	—	0.5	11.4
EBITDA	14.2	4.3	5.1	(11.6)	12.0
Impairment of fixed assets	—	—	—	1.1	1.1
Equity based compensation	—	—	—	0.9	0.9
Gain on disposal of property and equipment	—	—	—	2.1	2.1
Bargain purchase gain, net of tax	—	—	—	(2.8)	(2.8)
Severance and reorganization costs	—	—	—	0.5	0.5
Acquisition related costs	—	—	—	3.3	3.3
Legal fees and settlements	—	—	—	0.9	0.9
Adjusted EBITDA	$14.2	$4.3	$5.1	$(5.6)	$18.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$5.4	$1.3	$(0.9)	$0.7	$6.5
Interest expense, net	—	—	—	(0.9)	(0.9)
Income tax expense (benefit)	—	—	—	2.8	2.8
Depreciation and amortization	(4.0)	0.1	1.4	(0.2)	(2.7)
EBITDA	1.4	1.4	0.5	2.4	5.7
Impairment of fixed assets	—	—	—	(1.1)	(1.1)
Equity based compensation	—	—	—	0.3	0.3
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(2.6)	(2.6)
Bargain purchase gain, net of tax	—	—	—	2.8	2.8
Severance and reorganization costs	—	—	—	(0.3)	(0.3)
Acquisition related costs	—	—	—	(2.4)	(2.4)
Legal fees and settlements	—	—	—	(0.9)	(0.9)
Adjusted EBITDA	$1.4	$1.4	$0.5	$0.6	$3.9
Adjusted EBITDA for the three months ended June 30, 2023 increased $3.9 million to $21.9 million from $18.0 million for the three months ended June 30, 2022. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2023 increased $1.4 million to $15.6 million from $14.2 million for the three months ended June 30, 2022, due to increased revenue of $1.6 million, partially offset by a corresponding increase in cost of services of $0.2 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended June 30, 2023 increased $1.4 million to $5.7 million from a loss of $4.3 million for the three months ended June 30, 2022, due to increased revenue of $5.0 million, partially offset by a corresponding increase in cost of services of $3.6 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended June 30, 2023 increased $0.5 million to $5.6 million from $5.1 million for the three months ended June 30, 2022, due to increased revenue of $3.0 million, offset by a corresponding increase in cost of services of $2.5 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2023 improved $0.6 million to a loss of $5.0 million from a loss of $5.6 million for the three months ended June 30, 2022. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	TA	Six Months Ended June 30, 2023
Net income (loss)		$23.4	$4.6	$7.6	$(23.3)	$12.3
Interest expense, net		—	—	—	2.1	2.1
Income tax expense		—	—	—	3.8	3.8
Depreciation and amortization		9.6	5.3	3.0	0.8	18.7
EBITDA		33.0	9.9	10.6	(16.6)	36.9
Equity based compensation		—	—	—	2.3	2.3
Loss on retirement of debt		—	—	—	2.4	2.4
Gain on disposal of property and equipment		—	—	—	(1.5)	(1.5)
Severance and reorganization costs		—	—	—	0.4	0.4
Acquisition related costs		—	—	—	1.5	1.5
Adjusted EBITDA		$33.0	$9.9	$10.6	$(11.5)	$42.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2022
Net income (loss)	$13.8	$(3.0)	$6.4	$(23.3)	$(6.1)
Interest expense, net	—	—	—	3.9	3.9
Income tax benefit	—	—	—	(2.4)	(2.4)
Depreciation and amortization	14.5	5.5	2.0	1.0	23.0
EBITDA	28.3	2.5	8.4	(20.8)	18.4
Impairment of fixed assets	—	—	—	1.1	1.1
Equity based compensation	—	—	—	1.7	1.7
Gain on disposal of property and equipment	—	—	—	1.1	1.1
Bargain purchase gain, net of tax	—	—	—	(2.8)	(2.8)
Severance and reorganization costs	—	—	—	0.5	0.5
Acquisition related costs	—	—	—	6.5	6.5
Legal fees and settlements	—	—	—	1.1	1.1
Adjusted EBITDA	$28.3	$2.5	$8.4	$(11.6)	$27.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$9.6	$7.6	$1.2	$—	$18.4
Interest expense, net	—	—	—	(1.8)	(1.8)
Income tax expense (benefit)	—	—	—	6.2	6.2
Depreciation and amortization	(4.9)	(0.2)	1.0	(0.2)	(4.3)
EBITDA	4.7	7.4	2.2	4.2	18.5
Impairment of fixed assets	—	—	—	(1.1)	(1.1)
Equity based compensation	—	—	—	0.6	0.6
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(2.6)	(2.6)
Bargain purchase gain, net of tax	—	—	—	2.8	2.8
Severance and reorganization costs	—	—	—	(0.1)	(0.1)
Acquisition related costs	—	—	—	(5.0)	(5.0)
Legal fees and settlements	—	—	—	(1.1)	(1.1)
Adjusted EBITDA	$4.7	$7.4	$2.2	$0.1	$14.4
Adjusted EBITDA for the six months ended June 30, 2023 increased $14.4 million to $42.0 million from $27.6 million for the six months ended June 30, 2022. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2023 increased $4.7 million to $33.0 million from $28.3 million for the six months ended June 30, 2022, primarily due to increased revenue of $14.2 million, partially offset by a corresponding increase in cost of services of $9.5 million.
Wireline Services. Wireline Services Adjusted EBITDA for the six months ended June 30, 2023 increased $7.4 million to $9.9 million from $2.5 million for the six months ended June 30, 2022, primarily due to increased revenue of $16.3 million, partially offset by an increase in cost of services of $8.9 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the six months ended June 30, 2023 increased $2.2 million to $10.6 million from $8.4 million for the six months ended June 30, 2022, primarily due to increased revenue of $13.0 million, partially offset by an increase in cost of services of $10.8 million.
Other. Other Adjusted EBITDA for the six months ended June 30, 2023 decreased $0.1 million to a loss of $11.5 million from a loss of $11.6 million for the six months ended June 30, 2022. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of June 30, 2023, we had total liquidity of $69.1 million, consisting of $6.4 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $62.7 million.
As of June 30, 2023, our borrowing base under the Wells Fargo Revolving Credit Facility was $64.3 million compared to the Company’s available borrowings under the EBC Revolving Credit Facility of $57.1 million and $61.0 million as of June 30, 2022 and December 31, 2022, respectively. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Our Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in millions)
Net cash provided by operating activities	$40.9	$7.8	$33.1	424%
Net cash provided by (used in) investing activities	(8.2)	8.2	(16.4)	(200)%
Net cash used in financing activities	(30.0)	(11.5)	(18.5)	(161)%
Net change in cash	$2.7	$4.5	$(1.8)	(40)%
Operating Activities
Net cash from operating activities increased $33.1 million to cash provided of $40.9 million for six months ended June 30, 2023 compared to $7.8 million for the six months ended June 30, 2022. The change in cash flows from operating activities is primarily attributable to an increase in operating income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and the building of working capital in the prior year period due to the absorption of the business associated with the Basic acquisition. The use of working capital cash decreased $42.3 million to working capital provided of $21.4 million for the six months ended June 30, 2023, compared to working capital used of $20.9 million for the six months ended June 30, 2022 due to the aforementioned Basic acquisition.
Investing Activities
Net cash from investing activities decreased $16.4 million to cash used of $8.2 million for six months ended June 30, 2023 compared to cash provided of $8.2 million for the six months ended June 30, 2022. The change in cash flows from investing activities is largely attributable to significant asset disposals, related to assets acquired from Basic, that took place during the six months ended June 30, 2022.
Financing Activities
Net cash from financing activities decreased $18.5 million from cash used of $11.5 million for the six months ended June 30, 2022 to cash used of $30.0 million for the six months ended June 30, 2023. The change in cash flows from financing activities is primarily attributable to the increased ability to pay down debt in 2023 with proceeds from operating activities.
Supplemental Disclosures
During the six months ended June 30, 2023, the Company added fixed assets of $3.4 million and $1.1 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $67.8 million as of June 30, 2023, compared to $65.6 million as of December 31, 2022. The increase in working capital can be attributed to a higher cash balance and contract assets, as well as a decrease in accrued expenses and debt.
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
During the three and six months ended June 30, 2023, the Company recognized a loss on the retirement of debt of $2.4 million, as the Revolving Credit Facility, M&E Loan Facility and Term Loan B Facility were extinguished in connection with the initiation of the Wells Fargo Revolving Credit Facility, which is described further below.
Revolving Credit Facility
Borrowings under the Revolving Credit Facility bore interest at a rate per annum ranging from 4.5% to 5% in excess of SOFR and 3.5% to 4% in excess of the Base Rate, dependent on the fixed cost coverage ratio. The year to date weighted average interest rate on borrowings was approximately 9.4% through the extinguishment date of May 31, 2023.

M&E Term Loan Facility
Borrowings under the M&E Term Loan Facility bore interest at a rate per annum equal to 8% in excess of the SOFR Rate and 7% in excess of the Base Rate. The year to date weighted average interest rate for the M&E Term Loan Facility was 13.0% through the extinguishment date of May 31, 2023. On May 31, 2023, the remaining balance of the loan was $8.4 million, which was paid utilizing funds from the Wells Fargo Revolving Credit Facility.
Term Loan B Facility
Borrowings under Term Loan B Facility bore interest at a rate per annum equal to 12% in excess of the SOFR Rate and 11% in excess of the Base Rate. Term Loan B Facility was scheduled to mature in September 2022 and the remaining balance of $0.3 million was fully repaid on August 16, 2022. The weighted average interest rate for Term Loan B was 13.0% through the payoff date of August 16, 2022.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Borrowings under the Secured Promissory Note bear interest at a rate of 8.5% per annum and was scheduled to mature in January 2024. On May 31, 2023, the remaining bore of the loan was $5.4 million, which was repaid utilizing funds from the Wells Fargo Revolving Credit Facility.
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of June 30, 2023.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $64.3 million, which was based on a borrowing base certificate in effect as of June 30, 2023. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility. The Company does have a $1.6 million Letter of Credit open under the facility, leaving a residual $62.7 million available for borrowings as of June 30, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.9% for the six months ended June 30, 2023.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.3 million and is payable ratably over 36 months from the time of each purchase. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Capital Returns Program
On March 7, 2023, the Company announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that can be utilized for up to 36 months. Additionally, the Board of Directors announced an intention to initiate a quarterly dividend of $0.05 per share once the Company achieved a stated objective of being net debt zero. The Board of Directors has approved the initiation of the aforementioned dividend intended to be commenced during the third quarter of 2023. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors and intends to return at least 25% of annual cash flows to investors going forward.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2022.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We continue to expect business opportunities and financial results to show mild increases as the global economy continues to slowly stabilize and improve. OPEC+ production cuts are expected to tighten the market, driving supply deficits in the second half of 2023 which supports higher oil prices. OPEC+ countries agreed to extend oil production cuts announced in April through the end of 2024, reducing the amount of crude by more than 1 million barrels per day. OPEC also expects oil demand to rise by approximately 2.5 million barrels per day in 2024, an approximated 2.2% increase over 2.4 million barrels per day in 2023. Additionally, we believe the geopolitical events will continue to have an impact on the macroeconomic backdrop of our industry, specifically surrounding China as COVID-19 restrictions are lifted and uncertainty regarding Russia’s oil supply while under sanctions.
In February 2022, Russia invaded neighboring Ukraine. The conflict has caused turmoil in global markets, resulting in higher oil prices, and injected even more uncertainty into a worldwide economy recovering from the effects of COVID-19. Given the evolving conflict and series of events, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months.
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2023, the top three trade receivable balances represented approximately 13%, 10%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 21%, 13% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 16%, 14%, and 9%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 11%, 11%, and 7%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2023 due to the material weaknesses previously disclosed in our 2022 Annual Report.
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
•Management has implemented measures to design information technology general controls related to administrative user access by restricting privileged access, implemented controls over user access and enforced proper segregation of duties within IT environments based on roles and responsibilities.
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
Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could cause misstatements (whether or not material) in our consolidated financial statements and/or also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Changes in Internal Control over Financial Reporting
Management continues to remediate previously disclosed material weaknesses. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2023 - June 30, 2023	207,800	$11.21	207,800	—
May 1, 2023 - May 31, 2023	114,000	11.26	114,000	—
June 1, 2023 - June 30, 2023	186,900	10.25	186,900	399,361
Total	508,700	$10.87	508,700	399,361
_________________________
(1)    Total number of shares repurchased during the second quarter of 2023 consists of 508,700 shares of Class A Common Stock repurchased pursuant to the repurchase program that was announced on March 7, 2023.
(2)     As of June 30, 2023, an aggregate of 548,100 shares of Class A Common Stock were purchased for a total of $5.9 million since the inception of the repurchase plan announced on March 7, 2023.
(3)    As of June 30, 2023, the maximum number of shares that may yet be purchased under the plan is 399,361 shares of Class A Common Stock. This is based on the closing price of $10.24 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of June 30, 2023.

Item 6. Exhibits
    The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1	Credit Agreement dated May 31, 2023, by and among RNGR Energy Services, LLC and certain of its subsidiaries and Wells Fargo Bank, National Association
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	August 8, 2023
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)