Form 10-Q
period 2023-09-30
Ranger Energy Services, Inc.
filed 2023-10-31
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2023, the registrant had 24,412,713 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “should,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “outlook,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
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
•the impact of geopolitical, economic and market conditions on our industry and commodity prices;
•cybersecurity and data privacy risks;

•risks associated with growth of our business through potential future acquisitions or mergers;
•our ability or intention to pay dividends or to effectuate repurchases of our Class A Common Stock; and
•risks related to our ownership and capital structure.
Our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC, Those documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at www.sec.gov. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$8.2	$3.7
Accounts receivable, net	89.9	91.2
Contract assets	35.6	26.9
Inventory	7.7	5.9
Prepaid expenses	8.6	9.2
Assets held for sale	1.0	3.2
Total current assets	151.0	140.1

Property and equipment, net	225.0	221.6
Intangible assets, net	6.5	7.1
Operating leases, right-of-use assets	9.8	11.2
Other assets	1.2	1.6
Total assets	$393.5	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$32.6	$24.3
Accrued expenses	29.6	36.1
Other financing liability, current portion	0.6	0.7
Long-term debt, current portion	10.3	6.8
Other current liabilities	6.5	6.6
Total current liabilities	79.6	74.5

Operating leases, right-of-use obligations	8.0	9.6
Other financing liability	11.1	11.6
Long-term debt, net	—	11.6
Other long-term liabilities	14.3	8.1
Total liabilities	113.0	115.4

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,744,069 shares issued and 24,411,241 shares outstanding as of September 30, 2023; 25,446,292 shares issued and 24,894,464 shares outstanding as of December 31, 2022	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Less: Class A Common Stock held in treasury at cost; 1,332,828 treasury shares as of September 30, 2023 and 551,828 treasury shares as of December 31, 2022	(12.4)	(3.8)
Retained earnings	27.6	7.1
Additional paid-in capital	265.0	262.6
Total stockholders' equity	280.5	266.2
Total liabilities and stockholders' equity	$393.5	$381.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
High specification rigs	$79.2	$79.7	$234.3	$220.6
Wireline services	53.2	60.6	157.6	148.7
Processing solutions and ancillary services	32.0	36.7	93.2	84.9
Total revenue	164.4	177.0	485.1	454.2

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	63.5	62.7	185.6	175.3
Wireline services	45.8	49.2	140.3	134.8
Processing solutions and ancillary services	25.5	26.2	76.1	66.0
Total cost of services	134.8	138.1	402.0	376.1
General and administrative	7.0	11.0	22.7	32.4
Depreciation and amortization	10.6	10.8	29.3	33.8
Impairment of fixed assets	0.4	0.2	0.4	1.3
Gain on sale of assets	(0.1)	(1.1)	(1.6)	—
Total operating expenses	152.7	159.0	452.8	443.6

Operating income	11.7	18.0	32.3	10.6

Other (income) expenses
Interest expense, net	0.7	1.8	2.8	5.7
Loss on debt retirement	—	—	2.4	—
Gain on bargain purchase, net of tax	—	(0.8)	—	(3.6)
Total other (income) expenses	0.7	1.0	5.2	2.1

Income before income tax expense	11.0	17.0	27.1	8.5
Income tax expense	1.6	3.4	5.4	1.0
Net income	9.4	13.6	21.7	7.5

Income per common share
Basic	$0.38	$0.55	$0.88	$0.34
Diluted	$0.38	$0.54	$0.86	$0.33
Weighted average common shares outstanding
Basic	24,500,607	24,845,517	24,758,890	22,323,308
Diluted	24,887,275	25,184,067	25,149,415	22,637,457
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Quantity		Amount		Quantity		Amount
Shares, Series A Preferred Stock
Balance, beginning of period	—	—	$—	$—	—	6,000,001	$—	$0.1
Shares converted to Class A Common Stock	—	—	—	—	—	(6,000,001)	—	(0.1)
Balance, end of period	—	—	$—	$—	—	—	$—	$—

Shares, Class A Common Stock
Balance, beginning of period	25,689,807	25,268,856	$0.3	$0.3	25,446,292	18,981,172	$0.3	$0.2
Issuance of shares under share-based compensation plans	59,996	57,263	—	—	390,612	457,030	—	—
Shares withheld for taxes on equity transactions	(5,734)	(365)	—	—	(92,835)	(112,449)	—	—
Issuance of shares from Series A Preferred Stock conversion	—	—	—	—	—	6,000,001	—	0.1
Issuance in connection with acquisitions	—	100,000	—	—	—	100,000	—	—
Balance, end of period	25,744,069	25,425,754	$0.3	$0.3	25,744,069	25,425,754	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(1,099,928)	(551,828)	$(9.7)	$(3.8)	(551,828)	(551,828)	$(3.8)	$(3.8)
Repurchase of Class A Common Stock	(232,900)	—	(2.7)	—	(781,000)	—	(8.6)	—
Balance, end of period	(1,332,828)	(551,828)	$(12.4)	$(3.8)	(1,332,828)	(551,828)	$(12.4)	$(3.8)

Retained Earnings (accumulated deficit)
Balance, beginning of period			$19.5	$(14.1)			$7.2	$(8.0)
Net income			9.4	13.6			21.7	7.5
Dividends declared			(1.3)	—			(1.3)	—
Balance, end of period			$27.6	$(0.5)			$27.6	$(0.5)

Additional paid-in capital
Balance, beginning of period			$263.9	$260.7			$262.6	$260.2
Equity based compensation			1.1	0.9			3.4	2.6
Shares withheld for taxes on equity transactions			—	0.1			(1.0)	(1.1)
Balance, end of period			$265.0	$261.7			$265.0	$261.7

Total shareholders’ equity
Balance, beginning of period			$274.0	$243.1			$266.3	$248.7
Net income			9.4	13.6			21.7	7.5
Dividends declared			(1.3)	—			(1.3)	—
Equity based compensation			1.1	0.9			3.4	2.6
Shares withheld for taxes on equity transactions			—	0.1			(1.0)	(1.1)
Repurchase of Class A Common Stock			(2.7)	—			(8.6)	—
Balance, end of period			$280.5	$257.7			$280.5	$257.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$21.7	$7.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.3	33.8
Equity based compensation	3.6	2.8
Gain on disposal of property and equipment	(1.6)	—
Impairment of fixed assets	0.4	1.3
Gain on bargain purchase, net of tax	—	(3.6)
Deferred income tax expense	4.8	—
Loss on debt retirement	2.4	—
Other expense, net	2.3	0.9
Changes in operating assets and liabilities
Accounts receivable	0.1	(14.3)
Contract assets	(8.7)	(25.7)
Inventory	(2.0)	(2.9)
Prepaid expenses and other current assets	0.6	(4.2)
Other assets	1.2	(3.6)
Accounts payable	8.3	16.0
Accrued expenses	(7.7)	3.7
Other current liabilities	—	0.8
Other long-term liabilities	(1.6)	6.0
Net cash provided by operating activities	53.1	18.5

Cash Flows from Investing Activities
Purchase of property and equipment	(27.9)	(8.7)
Proceeds from disposal of property and equipment	4.9	20.4
Purchase of businesses, net of cash received	—	0.8
Net cash provided by (used in) investing activities	(23.0)	12.5

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	315.6	431.0
Principal payments on Revolving Credit Facility	(308.1)	(433.2)
Principal payments under Eclipse Term Loan B Facility	—	(12.4)
Principal payments on financing lease obligations	(4.0)	(3.4)
Principal payments on Secured Promissory Note	(6.2)	(3.3)
Principal payments on other financing liabilities	(0.7)	(2.2)
Principal payments on Eclipse M&E Term Loan Facility	(10.4)	(1.5)
Dividends paid to Class A Common Stock shareholders	(1.2)	—
Shares withheld on equity transactions	(1.0)	(1.1)
Payments on Other Installment Purchases	(0.3)	(0.3)
Repurchase of Class A Common Stock	(8.6)	—
Deferred financing costs on Wells Fargo	(0.7)	—
Net cash used in financing activities	(25.6)	(26.4)

Increase in cash and cash equivalents	4.5	4.6
Cash and cash equivalents, Beginning of Period	3.7	0.6
Cash and cash equivalents, End of Period	$8.2	$5.2

Supplemental Cash Flow Information
Interest paid	$1.0	$0.8
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$—	$(0.7)
Additions to fixed assets through installment purchases and financing leases	$(5.6)	$(3.5)
Additions to fixed assets through asset trades	$(1.1)	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” “we,” “us” or the “Company”) is a provider of onshore high specification well service rigs, wireline services, and additional processing solutions and ancillary services in the United States (“U.S.”). The Company provides an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
Our service offerings consist of well completion support, workover, well maintenance, wireline, and other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high specification well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production, and pump down lines of business.
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, snubbing and coil tubing, and processing solutions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, certain information and disclosures have been condensed or omitted. The Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Annual Report. Interim results for the periods presented may not be indicative of results that will be realized for future periods.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. ASU 2020-04 became effective as of March 12, 2020 and can be applied through December 31, 2022, recently amended by ASU 2022-06 which has delayed the application date through December 31, 2024. On September 23, 2022, the Company entered into the Fourth Amendment to the Loan and Security Agreement (the Eclipse Loan and Security Agreement, as amended through and including the Fourth Amendment, the “Amended Loan Agreement”) with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC where the Secured Overnight Financing Rate (“SOFR”) replaced LIBOR as the reference rate for interest on borrowings, effective October 1, 2022. On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo, NA. with SOFR as the reference rate for interest on borrowings.
New Accounting Standards
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
As of September 30, 2023, the Company classified $1.0 million of land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments as held for sale as they are being actively marketed. For the nine months ended September 30, 2023, the Company recognized a gain on assets previously classified as held for sale of $1.8 million and recognized a loss on the sale of assets previously held in Property and equipment, net of $0.2 million, which nets to the $1.6 million gain on sale of assets on the Condensed Consolidated Statements of Operations.

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2023	December 31, 2022
High specification rigs	15	$138.9	$138.0
Machinery and equipment	3 - 30	185.6	179.3
Vehicles	3 - 15	50.4	46.9
Other property and equipment	5 - 25	19.7	21.3
Property and equipment		394.6	385.5
Less: accumulated depreciation		(188.0)	(167.2)
Construction in progress		18.4	3.3
Property and equipment, net		$225.0	$221.6
On August 9, 2023, pursuant to an asset purchase agreement dated August 4, 2023, the Company closed on the acquisition of certain fixed assets from Pegaso Energy Services, LLC (“Pegaso acquisition”) for consideration of $7.3 million paid in cash. The fixed assets acquired from Pegaso were primarily engaged in pump down services for its customers. Under ASC 805 Business Combination, the Company accounted for the Pegaso acquisition as an asset acquisition. The consideration paid is similar to the fair value of the assets acquired and the Company allocated the consideration paid to each of the assets following the cost accumulation model. As of September 30, 2023, two of the acquired pumps are in service. Given the materiality of these assets to the overall acquisition, all acquired assets are classified as construction in progress.
Depreciation expense was $10.4 million and $10.5 million for the three months ended September 30, 2023 and 2022, respectively and $28.7 million and $33.2 million for the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023, the Company reclassified $0.6 million of property and equipment to Assets held for sale.
Impairment expense on fixed assets consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these unaudited interim condensed financial statements. During the three and nine months ended September 30, 2023, the Company recognized a fixed assets impairment charge of $0.4 million to reduce the carrying value of the property to estimated net realizable value.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2023	December 31, 2022
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(4.9)	(4.3)
Intangible assets, net		$6.5	$7.1
Amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively and $0.6 million and $0.6 million for the nine months ended September 30, 2023 and 2022. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2024	$0.7
2025	0.7
2026	0.7
2027	0.7
2028	0.6
Thereafter	3.1
Total	$6.5

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2023	December 31, 2022
Accrued payables	$14.6	$15.9
Accrued compensation	12.6	12.5
Accrued taxes	1.8	2.1
Accrued insurance	0.6	5.6
Accrued expenses	$29.6	$36.1
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Short-term lease costs	$3.4	$3.3	$13.0	$10.0
Operating lease costs	$0.8	$1.1	$2.4	$2.2
Operating cash outflows from operating leases	$0.7	$0.7	$2.3	$1.9

Weighted average remaining lease term			3.7 years	4.7 years
Weighted average discount rate			8.2%	7.9%
Aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2024	$3.3
2025	3.4
2026	3.0
2027	2.3
2028	0.2
Total future minimum lease payments	12.2
Less: amount representing interest	(1.7)
Present value of future minimum lease payments	10.5
Less: current portion of operating lease obligations	(2.5)
Long-term portion of operating lease obligations	$8.0
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

Lease costs and other information related to finance leases for the nine months ended September 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of finance leases	$1.0	$0.5	$2.7	$1.5
Interest on lease liabilities	$0.5	$0.2	$1.1	$0.6
Financing cash outflows from finance leases	$1.3	$1.1	$4.0	$3.4

Weighted average remaining lease term			2.1 years	1.4 years
Weighted average discount rate			5.2%	2.6%
Aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2024	$4.7
2025	3.3
2026	1.7
2027	0.8
Total future minimum lease payments	10.5
Less: amount representing interest	(1.2)
Present value of future minimum lease payments	9.3
Less: current portion of finance lease obligations	(4.0)
Long-term portion of finance lease obligations	$5.3
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
As of September 30, 2023, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending September 30,	Total
2024	$0.6
2025	0.7
2026	0.7
2027	0.8
2028	0.8
Thereafter	8.1
Total future minimum lease payments	$11.7
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	September 30, 2023	December 31, 2022
Wells Fargo Revolving Credit Facility	$10.1	$—
Eclipse Revolving Credit Facility	—	1.4
Eclipse M&E Term Loan, net	—	10.4
Secured Promissory Note	—	6.1
Installment Purchases	0.2	0.5
Total Debt	10.3	18.4
Current portion of long-term debt	(10.3)	(6.8)
Long term-debt, net	$—	$11.6

Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of September 30, 2023.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million to be utilized for insurance deductibles, as needed. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the month ended September 30, 2023.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note, as defined below. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause whereby certain restrictions and covenants become applicable beginning when excess availability is 20% or less. The most significant associated restriction is cash dominion, which permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility, to be instituted if excess availability is 12.5% or less.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2023. The Company had $10.1 million in borrowings under the Wells Fargo Revolving Credit Facility and $3.2 million of Letters of Credit open under the facility, leaving a residual $61.7 million available for borrowings as of September 30, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.0% for the nine months ended September 30, 2023.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with EBC and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). On September 23, 2022, the Company entered into the Fourth Amendment to the Loan and Security Agreement pursuant to which, SOFR replaced LIBOR as the reference rate for interest on borrowings, effective October 1, 2022.
On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $10.4 million associated with the Eclipse M&E Term Loan Facility for the five months ended May 31, 2023. Of this amount, $8.4 million was outstanding at the time of debt extinguishment, and repaid utilizing funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
For the nine months ended September 30, 2022, the Company made principal payments totaling $12.4 million towards the Eclipse Term Loan B Facility, which was fully repaid on August 16, 2022, and $1.5 million towards the Eclipse M&E Term Loan Facility.
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
For the five months ended May 31, 2023, the Company made principal payments to the Secured Promissory Note totaling $6.2 million, of which $5.4 million was related to the debt extinguishment and was repaid utilizing funds from the Wells Fargo Revolving Credit Facility.

Other Installment Purchases
The Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of September 30, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.2 million and is payable ratably over 36 months from the time of each purchase. For the nine months ended September 30, 2023, the Company paid down the Installment Agreements by $0.3 million. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Debt Obligations and Scheduled Maturities
As of September 30, 2023, aggregate future principal payments of total debt are as follows (in millions):

For the twelve months ending September 30,	Total
2024	$10.3
Total	$10.3
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the nine months ended September 30, 2022, the Company granted approximately 436,200 RSAs, with an approximated aggregate value of $4.7 million. As of September 30, 2023, there was an aggregate $5.0 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.8 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the nine months ended September 30, 2023, the Company granted approximately 110,400 target shares of market-based performance stock units, of which 55,200 were granted at a relative grant date fair value of approximately $15.71 per share and 55,200 were granted at an absolute grant date fair value of approximately $13.12 per share. Additionally, the Company granted approximately 55,200 target shares of market-based performance stock units with a specified floor price per share, of which 27,600 were granted a relative grant date fair value of approximately $15.22 and 27,600 were granted at an absolute grant date fair value of approximately $10.85 per share. Shares granted during the nine months ended September 30, 2023 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2025. As of September 30, 2023, there was an aggregate $2.5 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.5 years.
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
During the three and nine months ended September 30, 2023, the Company repurchased 232,900 and 781,000 shares, respectively, of the Company’s Class A Common Stock for an aggregate $2.7 million and $8.6 million, respectively, on the open market.

Dividends
On August 7, 2023, the Company’s Board of Directors declared a cash dividend of $0.05 per share of Class A Common Stock. On September 8, 2023, the Company paid dividend distributions totaling $1.2 million to stockholders of record as of the close of business on August 18, 2023. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur; however, the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of September 30, 2023. The Company finalized the purchase price allocation in the fourth quarter of 2021.
Note 11 — Risk Concentrations
Customer Concentrations
During the three and nine months ended September 30, 2023, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenues. As of September 30, 2023, approximately 7% of the net accounts receivable balance was due from this customer.
During the three and nine months ended September 30, 2022, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenue. As of September 30, 2022, approximately 15% of the net accounts receivable balance, in aggregate, was due from this customer.
Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2023 and 2022 was 20.0% and 11.6%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
As the Company continues to experience increasing profits and no longer has a trailing 3-year cumulative taxable loss, we currently believe that it is more likely than not to fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company released all valuation allowances previously recorded resulting in a discrete tax benefit for the period ended September 30, 2023.
Other Tax Matters
Total income tax expense for the nine months ended September 30, 2023 and 2022 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the release of the VA on deferred tax assets, the impact of permanently non-deductible expenses, state income taxes and certain discrete tax benefits recognized during the nine months ended September 30, 2023.

The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2023, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2022.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2023, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) (Public Law Number 117-169) into law. The Company is still evaluating the impact of this legislation as it relates to the Employee Retention Credit.
Note 13 — Earnings per Share
Earnings or loss per share is based on the amount of net income or loss allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings or loss per share were as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$9.4	$13.6	$21.7	$7.5
Net income attributable to Class A Common Stock	$9.4	$13.6	$21.7	$7.5

Diluted:
Income attributable to Ranger Energy Services, Inc.	$9.4	$13.6	$21.7	$7.5
Net income attributable to Class A Common Stock	$9.4	$13.6	$21.7	$7.5

Weighted average shares (denominator):
Weighted average number of shares - basic	24,500,607	24,845,517	24,758,890	22,323,308
Effect of share-based awards	386,668	338,550	390,525	314,149
Weighted average number of shares - diluted	24,887,275	25,184,067	25,149,415	22,637,457

Basic income per share	$0.38	$0.55	$0.88	$0.34
Diluted income per share	$0.38	$0.54	$0.86	$0.33
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
The following is a description of each operating segment:

High Specification Rigs. Provides high specification well service rigs and complementary equipment and services to facilitate operations throughout the lifecycle of a well.
Wireline Services.  Provides services necessary to bring and maintain a well on production and consists of our wireline completion, wireline production and pump down lines of business.
Processing Solutions and Ancillary Services.  Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, processing solutions, as well as snubbing and coil tubing.
Other. The Company incurs costs, indicated as Other, that are not allocable to any of the operating segments or lines of business and include corporate general and administrative expenses as well as depreciation of office furniture and fixtures and other corporate assets.

Certain segment information for the three and nine months ended September 30, 2023 and 2022 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2023
Revenue	$79.2	$53.2	$32.0	$—	$164.4
Cost of services	63.5	45.8	25.5	—	134.8
Depreciation and amortization	5.1	3.1	2.0	0.4	10.6
Operating income (loss)	10.6	4.3	4.5	(7.7)	11.7
Net income (loss)	$10.6	$4.3	$4.5	$(10.0)	$9.4

Capital expenditures	$5.6	$9.2	$2.4	$—	$17.2

	Nine Months Ended September 30, 2023
Revenue	$234.3	$157.6	$93.2	$—	$485.1
Cost of services	185.6	140.3	76.1	—	402.0
Depreciation and amortization	14.7	8.4	5.0	1.2	29.3
Operating income (loss)	34.0	8.9	12.1	(22.7)	32.3
Net income (loss)	$34.0	$8.9	$12.1	$(33.3)	$21.7

Capital expenditures	$11.4	$13.7	$9.5	$—	$34.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2022
Revenue	$79.7	$60.6	$36.7	$—	$177.0
Cost of services	62.7	49.2	26.2	—	138.1
Depreciation and amortization	6.3	2.8	1.3	0.4	10.8
Operating income (loss)	10.7	8.6	9.2	(10.5)	18.0
Net income (loss)	$10.7	$8.6	$9.2	$(14.9)	$13.6

Capital expenditures	$2.8	$0.4	$2.0	$—	$5.2

	Nine Months Ended September 30, 2022
Revenue	$220.6	$148.7	$84.9	$—	$454.2
Cost of services	175.3	134.8	66.0	—	376.1
Depreciation and amortization	20.8	8.3	3.3	1.4	33.8
Operating income (loss)	24.5	5.6	15.6	(35.1)	10.6
Net income (loss)	$24.5	$5.6	$15.6	$(38.2)	$7.5

Capital expenditures	$5.7	$2.0	$5.2	$—	$12.9
Note 16 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements are issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
On October 31, 2023, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable December 1, 2023 to common stockholders of record at the close of business on November 13, 2023.

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
How We Evaluate Our Operations
Our service offerings consist of well completion support, workover, well maintenance, wireline, other complementary services, as well as well installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
•High Specification Rigs. Provides high specification well service rigs to facilitate operations throughout the lifecycle of a well.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
The outlook for our business remains stable. Despite drilling and completion activity declines in the first three quarters of 2023, we have continued to show mild increases in operating activity through redeployment of idled assets. Going forward, we anticipate the global economy and, commodity prices as a consequence, will show further stabilization and eventual improvement. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2023. Furthermore, both EIA and OPEC+ are projecting for oil demand to rise in 2024 driving continued investment and growth in the sector. Consolidation occurring at the Exploration and Production operator level within the energy industry is expected to impact U.S. onshore activity levels. The full extent of this impact is not yet known, but the Company expects that it may be varied and include favorable preference from larger organizations where the well-established processes and systems of Ranger are more valued over the longer term, while also potentially involving a temporary reduction in activity levels in the near term.
The Company also believes the current geopolitical events will continue to have an impact on our industry. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.
Financial Metrics
How We Generate Revenue
Rig hours and stage counts, as it relates to our High Specification Rigs and Wireline Services segments, respectively, are important indicators of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked, whereas stage counts represent the number of completed stages during the periods presented for the completion service line within our Wireline Services segment. Generally, during the period our services are being provided, our customers are billed on an hourly basis for our high specification rig services. As it relates to our wireline services, services are billed upon the completion of the well, on a monthly basis, or on a per job basis. The rates for which the customer is billed is generally predetermined based upon a contractual agreement.
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
General & Administrative. General and administrative expenses are corporate in nature and are included within Other. These costs include the majority of centrally-located company management and administrative personnel and are not attributable to any of our lines of businesses nor reporting segments.
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenue less cost of services and depreciation expense. We believe this is a key financial metric as it provides insight on profitability and operational performance based on the historical cost basis of our assets.
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain or loss on disposal of assets, significant and unusual legal fees and settlements, and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Three Months Ended
	September 30,		Variance
	2023	2022	$	%
Revenue
High specification rigs	$79.2	$79.7	$(0.5)	(1)%
Wireline services	53.2	60.6	(7.4)	(12)%
Processing solutions and ancillary services	32.0	36.7	(4.7)	(13)%
Total revenue	164.4	177.0	(12.6)	(7)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	63.5	62.7	0.8	1%
Wireline services	45.8	49.2	(3.4)	(7)%
Processing solutions and ancillary services	25.5	26.2	(0.7)	(3)%
Total cost of services	134.8	138.1	(3.3)	(2)%
General and administrative	7.0	11.0	(4.0)	(36)%
Depreciation and amortization	10.6	10.8	(0.2)	(2)%
Impairment of fixed assets	0.4	0.2	0.2	100%
Gain on sale of assets	(0.1)	(1.1)	1.0	(91)%
Total operating expenses	152.7	159.0	(6.3)	(4)%

Operating income	11.7	18.0	(6.3)	(35)%

Other (income) expenses
Interest expense, net	0.7	1.8	(1.1)	(61)%
Gain on bargain purchase, net of tax	—	(0.8)	0.8	(100)%
Total other (income) expenses	0.7	1.0	(0.3)	(30)%

Income before income tax expense	11.0	17.0	(6.0)	(35)%
Income tax expense	1.6	3.4	(1.8)	(53)%
Net income	$9.4	$13.6	$(4.2)	(31)%
Revenue. Revenue for the three months ended September 30, 2023 decreased $12.6 million, or 7%, to $164.4 million from $177.0 million for the three months ended September 30, 2022. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the three months ended September 30, 2023 decreased $0.5 million, or 1%, to $79.2 million from $79.7 million for the three months ended September 30, 2022. The revenue decrease is attributable to decreased total rig hours to 112,400 for the three months ended September 30, 2023 from 123,000 for three months ended September 30, 2022 due to reduced rig activity in the South region offset by rig activity increases in other regions and improved pricing, as the average revenue per rig hour increased 8% to $700 for the three months ended September 30, 2023 from $648 for the three months ended September 30, 2022.
Wireline Services. Wireline Services revenue for the three months ended September 30, 2023 decreased $7.4 million, or 12%, to $53.2 million from $60.6 million for the three months ended September 30, 2022. The decreased revenue was primarily attributable to a decrease in completion services revenue of $6.5 million where there was a 26% decrease in completed stage counts to 6,800 for the three months ended September 30, 2023 from 9,200 for the three months ended September 30, 2022.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended September 30, 2023 decreased $4.7 million, or 13%, to $32.0 million from $36.7 million for the three months ended September 30, 2022. The decrease in revenue is primarily attributable to decreased activity in our rentals service, coil tubing service lines, and snubbing services, which amounted to decreased revenue of $2.3 million, $1.8 million, and $1.4 million, respectively. These activity declines were partially offset by increased revenues within plugging and abandonment services of $0.7 million.

Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended September 30, 2023 decreased $3.3 million, or 2%, to $134.8 million from $138.1 million for the three months ended September 30, 2022. As a percentage of revenue, cost of services was 82% and 78% for the three months ended September 30, 2023 and 2022, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the three months ended September 30, 2023 increased $0.8 million, to $63.5 million from $62.7 million for the three months ended September 30, 2022. Costs of services increased year over year primarily due to labor and other cost increases year over year due to inflationary pressures.
Wireline Services. Wireline Services cost of services for the three months ended September 30, 2023 decreased $3.4 million, or 7%, to $45.8 million from $49.2 million for the three months ended September 30, 2022. Wireline Services cost of services as a percentage of revenue increased from 81% for the three months ended September 30, 2022 to 86% for the three months ended September 30, 2023 due to the decreased activity levels. Increasing costs as a percent of revenue is due to a reduction in operating leverage.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended September 30, 2023 decreased $0.7 million, or 3%, to $25.5 million from $26.2 million for the three months ended September 30, 2022. The decrease was primarily attributable to decreased employee, fuel, and maintenance costs with the downturn in operational activity in our rental, coil tubing, and snubbing services.
General & Administrative. General and administrative expenses for the three months ended September 30, 2023 decreased $4.0 million, or 36%, to $7.0 million from $11.0 million for the three months ended September 30, 2022. The decrease in general and administrative expenses is primarily due to decreased in accounting, legal, and professional expenses related to the Basic acquisition for the three months ended September 30, 2022, coupled with decreased employee costs during the three months ended September 30, 2023.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2023 decreased $0.2 million, or 2%, to $10.6 million from $10.8 million for the three months ended September 30, 2022. The decrease was attributable to assets disposed of during three months ended September 30, 2023.
Impairment of Fixed Assets. Impairment of fixed assets for the three months ended September 30, 2023 increased $0.2 million, or 100%, to $0.4 million from $0.2 million for the three months ended September 30, 2022. The increase was attributable impairment recognized on a property during the three months ended September 30, 2023, which was greater than the impairment recognized on certain assets during the three months ended September 30, 2022.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2023 decreased $1.1 million, or 61%, to $0.7 million from $1.8 million for the three months ended September 30, 2022. The decrease to net interest expense was attributable to the reduced borrowings.
Income Tax Expense. Income tax expense for the three months ended September 30, 2023 decreased $1.8 million, or 53%, to $1.6 million from $3.4 million for the three months ended September 30, 2022. The decrease in tax expense was attributable to the increase in net operating loss utilization in the current quarter, coupled with a decrease in net income.
Net Income. Net income for the three months ended September 30, 2023 decreased $4.2 million, or 31%, to $9.4 million from $13.6 million for the three months ended September 30, 2022. The decrease in net income was primarily driven by reduced activity in wireline and processing and ancillary services segments.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Nine Months Ended
	September 30,		Variance
	2023	2022	$	%
Revenue
High specification rigs	$234.3	$220.6	$13.7	6%
Wireline services	157.6	148.7	8.9	6%
Processing solutions and ancillary services	93.2	84.9	8.3	10%
Total revenue	485.1	454.2	30.9	7%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	185.6	175.3	10.3	6%
Wireline services	140.3	134.8	5.5	4%
Processing solutions and ancillary services	76.1	66.0	10.1	15%
Total cost of services	402.0	376.1	25.9	7%
General and administrative	22.7	32.4	(9.7)	(30)%
Depreciation and amortization	29.3	33.8	(4.5)	(13)%
Impairment of fixed assets	0.4	1.3	(0.9)	(69)%
Gain on sale of assets	(1.6)	—	(1.6)	100%
Total operating expenses	452.8	443.6	9.2	2%

Operating income	32.3	10.6	21.7	(205)%

Other (income) expenses
Interest expense, net	2.8	5.7	(2.9)	(51)%
Loss on debt retirement	2.4	—	2.4	(100)%
Gain on bargain purchase, net of tax	—	(3.6)	3.6	(100)%
Total other (income) expenses	5.2	2.1	3.1	148%

Income before income tax expense	27.1	8.5	18.6	219%
Income tax expense	5.4	1.0	4.4	440%
Net income	$21.7	$7.5	$14.2	189%
Revenue. Revenue for the nine months ended September 30, 2023 increased $30.9 million, or 7%, to $485.1 million from $454.2 million for the nine months ended September 30, 2022. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the nine months ended September 30, 2023 increased $13.7 million, or 6%, to $234.3 million from $220.6 million for the nine months ended September 30, 2022. The increase in rig services revenue included an increase in the average revenue per rig hour by 12% to $693 from $621 for the nine months ended September 30, 2022, offset by a 5% decrease in total rig hours to 338,100 for the nine months ended September 30, 2023 from 355,400 for the nine months ended September 30, 2022. Revenue improvement was driven by pricing improvements year over year offset by a decrease in activity levels during 2023 due to the redeployment of rigs between customers and regions.
Wireline Services. Wireline Services revenue for the nine months ended September 30, 2023 increased $8.9 million, or 6%, to $157.6 million from $148.7 million for the nine months ended September 30, 2022. The increase wireline services revenue was attributable to production and pump down services accounting for $5.8 million and $4.5 million, respectively, and related to both increased pricing and utilization of assets. This is offset by decreased wireline services revenue within the completion service line totaling $1.4 million coupled with a 16% decrease in completed stage counts to 20,600 for the nine months ended September 30, 2023 from 24,600 for the nine months ended September 30, 2022.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the nine months ended September 30, 2023 increased $8.3 million, or 10%, to $93.2 million from $84.9 million for the nine months ended September 30, 2022. The increase in processing solutions and ancillary services revenue is attributable to increases of

$5.6 million in our plugging and abandonment service lines, $4.2 million in our coil tubing service line, and $1.0 million in our logistics services.
Cost of services (exclusive of depreciation and amortization). Cost of services for the nine months ended September 30, 2023 increased $25.9 million, or 7%, to $402.0 million from $376.1 million for the nine months ended September 30, 2022. As a percentage of revenue, cost of services was 83% for both the nine months ended September 30, 2023 and 2022. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the nine months ended September 30, 2023 increased $10.3 million, or 6%, to $185.6 million from $175.3 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in variable expenses, most significant of which is employee-related labor costs and repair and maintenance accounting for of $7.1 million and $1.1 million, respectively.
Wireline Services. Wireline Services cost of services for the nine months ended September 30, 2023 increased $5.5 million, or 4%, to $140.3 million from $134.8 million for the nine months ended September 30, 2022. Increase in costs from the production and pump down service lines accounted for approximately $6.2 million and $3.4 million, respectively, of the segment cost of services increase. These increases are offset by a decrease in costs from the completion services lines by approximately $4.1 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the nine months ended September 30, 2023 increased $10.1 million, or 15%, to $76.1 million from $66.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to increased employee labor costs and other costs associated with higher operational activity, which amounted to $4.0 million and $4.9 million, respectively.
General & Administrative. General and administrative expenses for the nine months ended September 30, 2023 decreased $9.7 million, or 30%, to $22.7 million from $32.4 million. The decrease in general and administrative expenses is primarily due to higher compensation costs in the prior year, coupled with accounting, legal, and professional fees and transactional costs incurred during the nine months ended September 30, 2022 both largely related to the Basic acquisition.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2023 decreased $4.5 million, or 13%, to $29.3 million from $33.8 million for the nine months ended September 30, 2022. The decrease was attributable to assets disposed of during 2022.
Impairment of Fixed Assets. Impairment of fixed assets for the nine months ended September 30, 2023 decreased $0.9 million, or 69%, to $0.4 million from $1.3 million for the nine months ended September 30, 2022. The decrease was attributable impairment recognized on a property during the nine months ended September 30, 2023, which was less than the impairment recognized on certain assets during the nine months ended September 30, 2022.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2023 decreased $2.9 million, or 51%, to $2.8 million from $5.7 million for the nine months ended September 30, 2022. The decrease to net interest expense was attributable to the decreased levels of borrowings year over year.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2023 increased $4.4 million, or 440%, to $5.4 million from $1.0 million for the nine months ended September 30, 2022. The increase in tax expense was attributable to the increase in income from the prior year.
Net Income. Net income for the nine months ended September 30, 2023 increased $14.2 million, or 189%, to $21.7 million from $7.5 million for the nine months ended September 30, 2022. The increase in net income was primarily driven by an increase in operating activity and pricing improvements across high specification rigs and wireline services segments.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, gain or loss on disposal of assets, legal fees and settlements, and other non-cash or certain other items that we do not view as indicative of our ongoing performance.

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

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2023
Net income (loss)	$10.6	$4.3	$4.5	$(10.0)	$9.4
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	1.6	1.6
Depreciation and amortization	5.1	3.1	2.0	0.4	10.6
EBITDA	15.7	7.4	6.5	(7.3)	22.3
Impairment of fixed assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	1.3	1.3
Gain on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Acquisition related costs	—	—	—	0.1	0.1
Adjusted EBITDA	$15.7	$7.4	$6.5	$(5.6)	$24.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2022
Net income (loss)	$10.7	$8.6	$9.2	$(14.9)	$13.6
Interest expense, net	—	—	—	1.8	1.8
Income tax expense	—	—	—	3.4	3.4
Depreciation and amortization	6.3	2.8	1.3	0.4	10.8
EBITDA	17.0	11.4	10.5	(9.3)	29.6
Impairment of fixed assets	—	—	—	0.2	0.2
Equity based compensation	—	—	—	1.1	1.1
Gain on disposal of property and equipment	—	—	—	(1.1)	(1.1)
Bargain purchase gain, net of tax	—	—	—	(0.8)	(0.8)
Severance and reorganization costs	—	—	—	1.1	1.1
Legal fees and settlements	—	—	—	0.2	0.2
Adjusted EBITDA	$17.0	$11.4	$10.5	$(8.6)	$30.3

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(0.1)	$(4.3)	$(4.7)	$4.9	$(4.2)
Interest expense, net	—	—	—	(1.1)	(1.1)
Income tax expense	—	—	—	(1.8)	(1.8)
Depreciation and amortization	(1.2)	0.3	0.7	—	(0.2)
EBITDA	(1.3)	(4.0)	(4.0)	2.0	(7.3)
Impairment of fixed assets	—	—	—	0.2	0.2
Equity based compensation	—	—	—	0.2	0.2
Gain on disposal of property and equipment	—	—	—	1.0	1.0
Bargain purchase gain, net of tax	—	—	—	0.8	0.8
Severance and reorganization costs	—	—	—	(1.1)	(1.1)
Acquisition related costs	—	—	—	0.1	0.1
Legal fees and settlements	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$(1.3)	$(4.0)	$(4.0)	$3.0	$(6.3)
Adjusted EBITDA for the three months ended September 30, 2023 decreased $6.3 million to $24.0 million from $30.3 million for the three months ended September 30, 2022. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2023 decreased $1.3 million to $15.7 million from $17.0 million for the three months ended September 30, 2022, due to decreased revenue of $0.5 million as well as an increase in cost of services of $0.8 million driven by inflationary pressures year over year and gaps in rig scheduling during the three months ended September 30, 2023.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended September 30, 2023 decreased $4.0 million to $7.4 million from $11.4 million for the three months ended September 30, 2022, due to decreased revenue of $7.4 million, partially offset by a corresponding decrease in cost of services of $3.4 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended September 30, 2023 decreased $4.0 million to $6.5 million from $10.5 million for the three months ended September 30, 2022, due to decreased revenue of $4.7 million, partially offset by a corresponding decrease in cost of services of $0.7 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2023 improved $3.0 million to a loss of $5.6 million from a loss of $8.6 million for the three months ended September 30, 2022 due to lower general and administrative costs year over year. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	TA	Nine Months Ended September 30, 2023
Net income (loss)		$34.0	$8.9	$12.1	$(33.3)	$21.7
Interest expense, net		—	—	—	2.8	2.8
Income tax expense		—	—	—	5.4	5.4
Depreciation and amortization		14.7	8.4	5.0	1.2	29.3
EBITDA		48.7	17.3	17.1	(23.9)	59.2
Impairment of fixed assets		—	—	—	0.4	0.4
Equity based compensation		—	—	—	3.6	3.6
Loss on retirement of debt		—	—	—	2.4	2.4
Gain on disposal of property and equipment		—	—	—	(1.6)	(1.6)
Severance and reorganization costs		—	—	—	0.4	0.4
Acquisition related costs		—	—	—	1.6	1.6
Adjusted EBITDA		$48.7	$17.3	$17.1	$(17.1)	$66.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other		Total
	Nine Months Ended September 30, 2022
Net income (loss)	$24.5	$5.6	$15.6	$(38.2)		$7.5
Interest expense, net	—	—	—	5.7		5.7
Income tax expense	—	—	—	1.0		1.0
Depreciation and amortization	20.8	8.3	3.3	1.4		33.8
EBITDA	45.3	13.9	18.9	(30.1)		48.0
Impairment of fixed assets	—	—	—	1.3		1.3
Equity based compensation	—	—	—	2.8		2.8
Bargain purchase gain, net of tax	—	—	—	(3.6)	(3.6)	(3.6)
Severance and reorganization costs	—	—	—	1.6		1.6
Acquisition related costs	—	—	—	6.5		6.5
Legal fees and settlements	—	—	—	1.3		1.3
Adjusted EBITDA	$45.3	$13.9	$18.9	$(20.2)		$57.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$9.5	$3.3	$(3.5)	$4.9	$14.2
Interest expense, net	—	—	—	(2.9)	(2.9)
Income tax expense	—	—	—	4.4	4.4
Depreciation and amortization	(6.1)	0.1	1.7	(0.2)	(4.5)
EBITDA	3.4	3.4	(1.8)	6.2	11.2
Impairment of fixed assets	—	—	—	(0.9)	(0.9)
Equity based compensation	—	—	—	0.8	0.8
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(1.6)	(1.6)
Bargain purchase gain, net of tax	—	—	—	3.6	3.6
Severance and reorganization costs	—	—	—	(1.2)	(1.2)
Acquisition related costs	—	—	—	(4.9)	(4.9)
Legal fees and settlements	—	—	—	(1.3)	(1.3)
Adjusted EBITDA	$3.4	$3.4	$(1.8)	$3.1	$8.1
Adjusted EBITDA for the nine months ended September 30, 2023 increased $8.1 million to $66.0 million from $57.9 million for the nine months ended September 30, 2022. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2023 increased $3.4 million to $48.7 million from $45.3 million for the nine months ended September 30, 2022, primarily due to increased revenue of $13.7 million, partially offset by a corresponding increase in cost of services of $10.3 million.
Wireline Services. Wireline Services Adjusted EBITDA for the nine months ended September 30, 2023 increased $3.4 million to $17.3 million from $13.9 million for the nine months ended September 30, 2022, primarily due to increased revenue of $8.9 million, partially offset by an increase in cost of services of $5.5 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the nine months ended September 30, 2023 decreased $1.8 million to $17.1 million from $18.9 million for the nine months ended September 30, 2022, primarily due to an increase in cost of services of $10.1 million, partially offset by increased revenue of $8.3 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2023 increased $3.1 million to a loss of $17.1 million from a loss of $20.2 million for the nine months ended September 30, 2022. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of September 30, 2023, we had total liquidity of $69.9 million, consisting of $8.2 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $61.7 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, net of $10.1 million in borrowings and $3.2 million of Letters of Credit open under the facility. This compares to the Company’s available borrowings under the EBC Revolving Credit Facility of $57.0 million and $61.0 million as of September 30, 2022 and December 31, 2022, respectively. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in millions)
Net cash provided by operating activities	$53.1	$18.5	$34.6	187%
Net cash provided by (used in) investing activities	(23.0)	12.5	(35.5)	(284)%
Net cash used in financing activities	(25.6)	(26.4)	0.8	3%
Net change in cash	$4.5	$4.6	$(0.1)	(2)%
Operating Activities
Net cash from operating activities increased $34.6 million to cash provided of $53.1 million for nine months ended September 30, 2023 compared to cash provided of $18.5 million for the nine months ended September 30, 2022. The change in cash flows from operating activities is primarily attributable to an increase in operating income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and the building of working capital in the prior year period due to the absorption of the business associated with the Basic acquisition. The use of working capital cash decreased $17.2 million to $9.4 million for the nine months ended September 30, 2023, compared to $26.6 million for the nine months ended September 30, 2022 due to the aforementioned Basic acquisition working capital.
Investing Activities
Net cash from investing activities decreased $35.5 million to cash used of $23.0 million for nine months ended September 30, 2023 compared to cash provided of $12.5 million for the nine months ended September 30, 2022. The change in cash flows from investing activities is largely attributable to the significant asset disposals occurring after the Basic asset acquisition during the nine months ended September 30, 2022, coupled with acquisition of certain fixed assets from Pegaso for consideration of $7.3 million during the three months ended September 30, 2023.
Financing Activities
Net cash from financing activities increased $0.8 million from cash used of $26.4 million for the nine months ended September 30, 2022 to cash used of $25.6 million for the nine months ended September 30, 2023. The Company centralized debt and repaid the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note with borrowings from the new Wells Fargo Revolving Credit Facility (see Item 1. Financial Information— Note 9 — Debt). The repayment along with a decrease in cash flows from financing activities is primarily attributable to the increased ability to pay down debt in 2023 with proceeds from operating activities.
Supplemental Disclosures
During the nine months ended September 30, 2023, the Company added fixed assets of $5.6 million and $1.1 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $71.4 million as of September 30, 2023, compared to $65.6 million as of December 31, 2022. The increase in working capital can be attributed to a higher cash balance and contract assets, as well as a decrease in accrued expenses.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of September 30, 2023.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the month ended September 30, 2023.

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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2023. The Company had $10.1 million in borrowings under the Wells Fargo Revolving Credit Facility and $3.2 million in Letters of Credit open under the facility, leaving a residual $61.7 million available for borrowings as of September 30, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.0% for the nine months ended September 30, 2023.
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
On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $10.4 million associated with the Eclipse M&E Term Loan Facility for the five months ended May 31, 2023. Of this amount, $8.4 million was outstanding at the time of debt extinguishment, and repaid utilizing funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
For the nine months ended September 30, 2022, the Company made principal payments totaling $12.4 million towards the Eclipse Term Loan B Facility, which was fully repaid on August 16, 2022, and $1.5 million towards the Eclipse M&E Term Loan Facility.
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
For the five months ended May 31, 2023, the Company made principal payments to the Secured Promissory Note totaling $6.2 million, of which $5.4 million was related to the debt extinguishment and was repaid utilizing funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of September 30, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.2 million and is payable ratably over 36 months from the time of each purchase. For the nine months ended September 30, 2023, the Company paid down the Installment Agreements by $0.3 million. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Capital Returns Program
On March 7, 2023, the Company announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that can be utilized for up to 36 months. Additionally, the Board of Directors announced an intention to initiate a quarterly dividend of $0.05 per share once the Company achieved a stated objective of being net debt zero. The Board of Directors approved the initiation of the quarterly dividend, which first became payable on September 8, 2023 to all stockholders of record as of August 18, 2023. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors and intends to return at least 25% of annual cash flows to investors going forward.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2022.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We continue to expect business opportunities and financial results to show mild increases assuming the global economy remains stable. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2023. OPEC+ also expects oil demand to rise by approximately 2.5 million barrels per day in 2024, an approximated 2.2% increase over 2.4 million barrels per day in 2023.
We believe that geopolitical events will continue to have an impact on the macroeconomic backdrop of our industry, most notably, China’s growth expectations and uncertainty regarding Russia’s oil supply while under sanctions. The 2022 invasion of Ukraine by neighboring Russia has caused turmoil in global markets, generally driving oil prices higher while also injecting further uncertainty into a worldwide economy recovering from the effects of COVID-19. Additionally, recent events in the Middle East have contributed to further uncertainty and created additional risk to global stability that could ultimately affect our business.
Given the continuing conflict globally, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation in the coming months.
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. The Company had $10.1 million outstanding under the Wells Fargo Revolving Credit Facility, with a weighted average interest rate of 7.0%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2023, the top three trade receivable balances represented approximately 12%, 11%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 20%, 13% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 16%, 14%, and 12%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 14%, 11%, and 10%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2023 due to the material weaknesses previously disclosed in our 2022 Annual Report.
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
During 2022 and 2023, significant remediation steps were taken to address the communicated material weaknesses in our Internal Control environment. These remediation actions have largely been completed and the Company expects to test the effectiveness of these remediation plans at the time of the full year financial reporting for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2023 - July 31, 2023	68,200	$9.80	68,200	2,743,081
August 1, 2023 - August 31, 2023	89,500	12.35	89,500	2,293,301
September 1, 2023 - September 30, 2023	80,934	12.30	75,200	1,860,857
Total	238,634	$11.60	232,900	1,860,857
_________________________
(1)    Total number of shares repurchased during the third quarter of 2023 consists of 5,734 shares of Class A Common Stock, at an average price paid per share of $12.27, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 232,900 shares of Class A Common Stock, at an average price paid per share of $12.30, repurchased pursuant to the repurchase program that was announced on March 7, 2023.
(2)     As of September 30, 2023, an aggregate of 781,000 shares of Class A Common Stock were purchased for a total of $8.6 million since the inception of the repurchase plan announced on March 7, 2023.
(3)    As of September 30, 2023, the maximum number of shares that may yet be purchased under the plan is 1,860,857 shares of Class A Common Stock. This is based on the closing price of $14.18 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of September 30, 2023.

Item 6. Exhibits
    The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	Form of Restricted Stock Agreement for Directors under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan dated 2023.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	October 31, 2023
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)