Form 10-K
period 2023-12-31
Ranger Energy Services, Inc.
filed 2024-03-05
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $146.6 million, based on the closing market price as reported on the New York Stock Exchange of $10.24. As of February 29, 2024, the Registrant had 22,662,569 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K (“Annual Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Annual Report, the words “may,” “should,” “intend,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “outlook,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
We caution you that these forward‑looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Part I, Item 1A. Risk Factors” in this Annual Report and those set forth from time-to-time in other filings by the Company with the SEC, including the following factors:
•reductions in capital spending by the oil and natural gas industry;
•volatility of oil and natural gas prices, as well as fuel conservation measures, impacting the supply and demand for oil and natural gas;
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
•difficulties we may have managing the growth of our business, including through potential future acquisitions and mergers, which could adversely affect our financial condition and results of operations;
•customer concentrations and reliance upon a few large customers that may adversely affect our revenue and operating results;
•increasing competition for workers that could create labor shortages;
•unsatisfactory safety performance may negatively affect our current and future customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenue;
•accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or hazardous materials or pollutants into the environment;
•claims, including personal injury and property damages, which could materially and adversely affect our financial condition, results of operations and prospects;
•federal and state legislative and regulatory initiatives that could result in increased costs and additional operating restrictions or delays, as well as adversely affect demand for our support services;
•environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities;
•risks arising from climate change, and increased attention and proposed and future requirements relating to sustainability, environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ businesses;
•seasonal weather conditions, severe weather events and natural disasters that could severely disrupt normal operations and harm our business;
•cybersecurity and data privacy risks, including interruptions, failures or attacks in our information technology systems;
•interest rate risk as a result of our revolving credit facility and financing agreement to fund operations;
•certain restrictions under the terms of our Wells Fargo Revolving Credit Facility may limit our future ability to pay cash dividends;
•commodity price risk due to fluctuations in the prices of oil and natural gas, and resulting impacts on the activity levels of our exploration and production (“E&P”) customers;

•the impact of geopolitical, economic and market conditions on our industry and commodity prices;
•credit risk associated with our trade receivables;
•general economic conditions or a weakening of the broader energy industry, including as a result of inflation or recession; and
•risks related to our ownership and capital structure.
Our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at www.sec.gov. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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
•difficulties we may have managing the growth of our business, including through potential future acquisitions and mergers, which could adversely affect our financial condition and results of operations;
•our reliance upon a few large customers may adversely affect our revenue and operating results;
•customers may be forced to curtail or shut in production due to a lack of storage capacity;
•increasing competition for workers that could create labor shortages;
•unsatisfactory safety performance may negatively affect our current and future customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenue;
•accidents, blowouts, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or hazardous materials or pollutants into the environment;
•claims, including personal injury and property damages, which could materially and adversely affect our financial condition, results of operations and prospects;
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
•risks arising from climate change, and increased attention and proposed and future requirements relating to sustainability, environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ businesses; and
•cybersecurity and data privacy risks, including interruptions, failures or attacks in our information technology systems.
Risks Related to our Ownership and Capital Structure
•difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements;
•interest rate risk as related to the debt instruments we use to fund operations;
•our ability or intention to pay dividends or to effectuate repurchases of our Class A Common Stock;
•certain restrictions under the terms of our Wells Fargo Revolving Credit Facility may limit our future ability to pay cash dividends;
•future issuance of additional Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us;
•we may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A Common Stock;

•commodity price risk due to fluctuations in the prices of oil and natural gas, and resulting impacts on the activity levels of our E&P customers;
•the impact of geopolitical, economic and market conditions on our industry and commodity prices;
•volatility of oil and natural gas prices;
•credit risk associated with our trade receivables;
•we may experience difficulty in completing financial statements relating to acquisition opportunities, resulting in the inability to register securities with the SEC;
•CSL Capital Management (“CSL”) and Bayou Wells Holdings Company, LLC (“Bayou Holdings”) and their respective affiliates are not limited in their ability to compete with us; and
•certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

PART I
Item 1. Business
Overview
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” “we,” “us,” “our” or the “Company”) is a provider of onshore high specification well service rigs, wireline services, and additional processing solutions and ancillary services in the United States (“U.S.”). The Company provides an extensive range of well site services to leading U.S. E&P companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
Our service offerings consist of well completion support, well workover and maintenance, wireline associated services, and other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:
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
The Company’s operations take place in most of the active oil and natural gas basins in the U.S., including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend, Anadarko Basin, and Canadian and Kingfisher Counties plays. For further information related to our services and financial results of our operating segments, see “Part I, Item 1. Business—Our Segments” and “Part II, Item 7. Management Discussion and Analysis—Operating Results.”
Organization
Ranger Inc. was incorporated as a Delaware corporation in February 2017. In conjunction with the initial public offering of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 (the “Offering”), and the corporate reorganization Ranger Inc. underwent in connection with the Offering, Ranger Inc. became a holding company, and its sole material assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), and the other subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services, its subsidiaries, and Torrent Services’ business and consolidates the financial results of Ranger Services, its subsidiaries, and Torrent Services.

The following diagram indicates our ownership structure as of February 29, 2024:

Legacy Owners(1)(2)
(Class A Shares)
Public Shareholders(2)
(Class A Shares)
6,664,731 Class A Common Stock
30% Total Voting Power
15,997,838 Class A Common Stock
70% Total Voting Power
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
High Specification Rigs
Our High Specification Rig segment provides high specification well and complementary equipment and services to facilitate operations throughout the lifecycle of a well. We provide services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high‑spec well service rigs are designed to support U.S. horizontal well demands.
Specifically, our high specification rig services consist of the following:
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

•Workovers. Our workover services primarily facilitate major well repairs or modifications required to sustain the flow of oil and natural gas in a producing well. Workovers, which may require a few days to several weeks to complete and generally require additional auxiliary equipment, are typically more complex and more time- consuming than well maintenance operations. Workover operations include major subsurface repairs such as the repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the wellbore. All of our high specification well service rigs are designed to perform complex workover operations.
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
We currently have a fleet of 402 well service rigs, which we believe to be among the newest and most advanced in the industry and are considered to be high specification rigs, with higher operating horsepower (“HP”) (450 HP or greater) and taller mast heights (102 feet or higher) than traditional well servicing rigs.

HP Rating (1)	Mast Height	Mast Rating (2)	Number of High Specification Rigs
550 — 600	112’ — 117’	250,000 — 300,000’	94
500	104’ — 108’	240,000 — 250,000’	234
450 — 475	102’ — 104’	200,000 — 250,000’	74
Total High Specification Rigs			402
______________________
(1)    Per manufacturer or historical records obtained through acquisitions.
(2)    The mast ratings of our high specification well service rigs complement their high operating HP and tall mast heights by allowing such rigs to safely support the higher weights associated with the long tubing strings used in long-lateral well completion operations and is measured in pounds.
Wireline Services
Our Wireline Services segment provides wireline completion and production services necessary to bring a well on production. Our wireline services involve the use of wireline trucks equipped with a spool of cable that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment for well completion, intervention, pipe recovery, and plugging and abandonment purposes.
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

•Pump Down. Our pumping services can be used during completion or intervention operations as a standalone service or in a comprehensive completion pump down perforating solution. Combining Ranger’s wireline perforating and pump down services maximizes operational efficiency through integrated safety, quality and communications systems. Our pumping services can be used during intervention operations for pressure testing casing, tubing and plugs, or for injecting and pumping acid into the reservoir to stimulate production. Our pumping services can also be used in conjunction with our high specification rigs or coiled tubing units to circulate composite frac plug cuttings, frac sand, and other debris out of the wellbore during completion operations. Ranger provides a range of high-pressure mobile pumps including ones that meet tier four emissions standards.
We have a fleet of 66 wireline units and 29 high-pressure pump trucks that are utilized in our wireline services. Our wireline services utilize high-pressure pump trucks to pump fracturing plugs and perforating guns into extended reach horizontal wells for pump down perforating completion purposes. From time-to-time our wireline units will be used in conjunction with our Ancillary Services.
Processing Solutions and Ancillary Services
Our processing solutions and ancillary services, which are described below, can be utilized exclusively or in conjunction with our High Specification Rigs and Wireline Services to establish and enhance the productive life of a well. Specifically, in connection with the operations of our high‑spec well service rigs, we also maintain a supply of additional service and rental equipment, including accumulators, acid and frac tanks, motor vehicles, trailers, tractors, catwalks, cementing units, pipe racks, power swivels, ram block assemblies, fluid pumps and related items.
•Well Service‑Related Equipment Rentals. Our well service‑related equipment rentals consist of a diverse fleet of rental items, including fluid pumps (various horsepower pumping equipment utilized to circulate fluid in and out of wellbores), power swivels (hydraulic motor‑driven, pipe‑rotating machines used to deliver shock‑free torque to the workstring or tubing during well service rig operations), well control packages (equipment used to ensure formation pressure is maintained within the wellbore during well service rig operations), hydraulic catwalks (mechanized lifting devices used to raise and lower drill pipe and tubing to and from the well service rig work floor), frac tanks, pipe racks and pipe handling tools. Our well service‑related equipment rentals are typically used in conjunction with the services provided by our high specification well services.
•Coil Tubing. Our coiled tubing services utilize coiled tubing units to perform well intervention and other production and completion services on a well by injecting small diameter steel pipe, unwound from a reel, into an existing production string. Our coiled tubing services provide operators with a cost-effective way to workover, drill, or convey tools in live, producing wells and other extended reach, high angle wellbores.
•Decommissioning. Our decommissioning services primarily include plugging and abandonment, in which our well service rigs, wireline and cementing equipment are used to prepare oil and natural gas wells to be permanently sealed or temporarily shut in. Decommissioning work is typically less sensitive to oil and natural gas prices than our service lines as a result of decommissioning obligations imposed by state regulations.
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
Other
We incur general corporate and administrative costs that are not attributable to any of the operating segments or business lines, which are reported as Other.  For further information regarding the results of operations for each segment, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Competition
We provide services in various geographic regions across the United States, which are highly competitive. Our competitors include many large and small oilfield service providers. Our largest competitors in the current market include RPC, Inc., ProPetro Holding Corp., Select Water Solutions, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Dril-Quip, Inc., Mammoth Energy Services, Inc., Solaris Oilfield Infrastructure, Inc., and NINE Energy Service, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers that are not publicly traded.
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
Seasonality
Our results of operations have historically reflected seasonal tendencies relating to holiday seasons, inclement weather and the conclusion of our customers’ annual drilling and completion of capital expenditure budgets. Our most notable declines generally occur in the fourth quarter of the calendar year. Additionally, some of the areas in which we have operations, including the Denver-Julesburg Basin and the Bakken Shale, are adversely affected by seasonal weather conditions, primarily during the winter months. During periods of heavy snow, ice, wind or rain, we may be unable to operate or move our equipment between locations, thereby reducing our ability to provide services and generate revenue, or we could suffer weather-related damage to our facilities and equipment resulting in delays in operations.
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
Significant Customers
During the year ended December 31, 2023, two customers accounted for approximately 10% each of our consolidated revenue. During the year ended December 31, 2022, one customer accounted for approximately 10% of our consolidated revenue. For the years ended December 31, 2023 and 2022, our top five revenue-generating customers represented approximately 43% and 36% of our consolidated revenue, respectively. No other customers represented more than 10% of our consolidated revenue for each of the years ended December 31, 2023 and 2022. We have a diverse portfolio of customers which included approximately 190 distinct customers that we served during 2023.
Suppliers
Our internal supply chain personnel manage sourcing and logistics to ensure flexibility and continuity of supply in a cost- effective manner across all areas of our operations. We have built long‑term relationships with multiple industry leading suppliers of materials and equipment. We purchase a wide variety of materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. We have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis.

Human Capital
We combine our services offerings with a highly skilled and experienced workforce, enabling us to consistently deliver exceptional service while maintaining high health, safety and environmental standards. We invest in attracting, developing and retaining talented personnel and believe we have good relationships with our employees. Our personnel are dedicated to redefining services for our customers, driving new thinking, raising standards and rising to challenges. We believe that our efficient operational performance, executed at a high level of integrity, strong safety record and low leverage provides a competitive advantage. As of December 31, 2023, we had approximately 2,000 full-time and part-time employees and we hire independent contractors on an as-needed basis. We are not a party to collective bargaining agreements, nor do we have any unionized labor.
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
Our oil and natural gas producing customers dispose of flowback and produced water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to seismic events near underground disposal wells used for the disposal by injection of flowback and produced water or certain other oilfield fluids resulting from oil and natural gas activities. When caused by human activity, such events are called induced seismicity. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. States may, from time to time, develop and implement plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In addition, a number of lawsuits have alleged that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback and produced water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing injection wells for waste disposal.
Any one or more of these developments may necessitate that our customers limit disposal well volumes, rates or locations, or may require our customers or third-party disposal well operators that dispose of customer wastewater to shut down disposal wells, which could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse impact on our business, liquidity position, financial condition, results of operations and prospects.
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
Many of these regulatory requirements, including New Source Performance Standards (“NSPS”) and Maximum Achievable Control Technology standards, are expected to be made more stringent over time as a result of stricter ambient air quality standards and other air quality protection goals adopted by the EPA. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Moreover, compliance with air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase costs for us and our customers. Our business could be materially affected if these or other similar requirements increase the cost of doing business for us and our customers, or reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, there are a number of proposed federal initiatives for climate change legislation that may be passed into law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. International developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories. Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. The implementation of these agreements and other existing or future regulatory mandates, may adversely affect the demand for our products and services, require us or our customers to reduce GHG emissions or impose taxes on us or our customers, all of which could have a material adverse effect on our operations and results.

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

There are also increasing financial risks for companies in the fossil fuel sector as stockholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission (the “SEC”) has proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing this proposed rule but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the proposed rule. To the extent this rule is finalized, we could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions, however the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance that applies to such activities. The EPA also finalized rules that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly-owned wastewater treatment plants. In addition, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources which concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The federal Bureau of Land Management (“BLM”) has pursued rules governing hydraulic fracturing activities on federal lands. These requirements have been subject to legal challenge and the outcome remains uncertain. We cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 are available free of charge at our website at www.rangerenergy.com, as soon as reasonably practicable after having been electronically filed or furnished with the U.S. SEC. The SEC maintains an internet site that contains reports, proxy, information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov, including us.

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
The occurrence or threat of geographical or terrorist threats in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East or domestic civil unrest, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events could severely impact the world economy. If other current hostilities around the globe continue or escalate, or any other such events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
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
•stockholder activism or activities by non‑governmental organizations to restrict the exploration, development and production of oil and natural gas; and
•uncertainty in capital and commodities markets.
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
Growth could place a significant strain on our financial, operational and management resources. As we expand the scope of our activities and our geographic coverage through both organic growth and acquisitions, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the oilfield services industry, could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects and our ability to successfully or timely execute our business plan.
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
During the year ended December 31, 2023, two customers accounted for approximately 10% each of our consolidated revenues. The table below presents the percentage of revenue, for each respective segment, from our top five customers for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
High Specification Rigs	49%	55%
Wireline Services	25%	16%
Processing Solutions and Ancillary Services	26%	29%
Consolidated	43%	36%
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
Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third-party disposal well operators that are used to disposals of customers’ wastewater to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our services, which could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.

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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance that applies to such activities. In addition, the EPA finalized regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.
The EPA also released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances.
Certain of our customers have operations on federal or tribal lands and the U.S. government has considered more stringent regulations for operations on such lands. We cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal or tribal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services.
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
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing GHG emissions, as well as to restrict or eliminate future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHG.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, there are a number of proposed federal initiatives for climate change legislation that may be passed into law. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to substantially controversy in recent years. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. International developments focused on restricting

GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories. Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. The implementation of these agreements and other existing or future regulatory mandates, may adversely affect the demand for our products and services, require us or our customers to reduce GHG emissions or impose taxes on us or our customers, all of which could have a material adverse effect on our operations and results.
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
There are also increasing financial risks for companies in the fossil fuel sector as stockholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission has proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing this rule but, at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized, we could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Increased attention to sustainability, environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary sustainability and ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. For more information, see our risk factor titled “Our operations, and those of our suppliers and customers, are subject to a series of risks arising from climate change.”
Moreover, while we may create and publish voluntary disclosures regarding sustainability and ESG matters from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability and ESG matters. Additionally, we may announce various targets or product and service offerings in an attempt to improve our sustainability and ESG profile. However, we cannot guarantee that we will be able to meet any such targets or that such targets or offerings will have the intended results on our ESG profile, including but not limited to as a result of unforeseen costs, consequences, or technical difficulties associated with such targets or offerings. Also, despite any voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive climate or other sustainability and ESG-related goals or policies, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability and ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability and ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, to the extent sustainability and ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
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
We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
We depend on information technology systems that we manage, and others that are managed by third-party service and equipment providers, to conduct our day-to-day operations, including critical systems, and these systems are subject to risks associated with cyber incidents or attacks, especially originating from countries such as China, Russia, Iran, and North Korea as broadly reported in the media. Our technology systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. A cyber incident could negatively impact the Company in a number of ways, including but not limited to; (i) remediation costs, such as liability for stolen assets or information and repairs of system damage; (ii) increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; (iii) lost revenue resulting from downtime, operational disruptions, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; (iv) litigation and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities and related investigation costs; (v) increased insurance premiums; (vi) reputational damage that adversely affects customer or investor confidence; (vii) the loss, theft, corruption or unauthorized release of intellectual property, proprietary information, customer and vendor data or other critical data and (viii) damage to the company’s competitiveness, stock price, and long-term stockholder value. Certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.
Risks Related to Our Ownership and Capital Structure
Financial Leverage and Liquidity
We have debt obligations, and any additional future indebtedness, could adversely affect our financial condition.
As of December 31, 2023 and 2022 our total debt was $0.1 million and $18.6 million, respectively.
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
Our Wells Fargo Revolving Credit Facility subjects us to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our Wells Fargo Revolving Credit Facility.
Our Wells Fargo Revolving Credit Facility subjects us to significant financial and other restrictive covenants, such that our ability to comply with financial condition tests can be affected by events beyond our control, including economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. Further, the borrowing base of our Wells Fargo Revolving Credit Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our Wells Fargo Revolving Credit Facility. If we are unable to remain in compliance with the financial covenants of our Wells Fargo Revolving Credit Facility, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
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
Our Wells Fargo Revolving Credit Facility contains certain financial and other restrictive covenants, including a certain minimum fixed charge coverage ratio during certain testing periods. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility.
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
In addition, we may not have sufficient capital resources to complete any additional acquisitions. We may incur substantial indebtedness to finance future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders. Furthermore, we may not be able to obtain additional financing as needed or on satisfactory terms.
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
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, the Secured Overnight Financing Rate (“SOFR”) and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Equity and Common Stock
We may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
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
Our Wells Fargo Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Stock. Consequently, in the future, if we no longer meet the Wells Fargo Revolving Credit Facility’s criteria to pay cash dividends on Class A Stock, the Company will be restricted in its ability to pay a dividend until compliance with the stated criteria is regained.
In 2023, we initiated a quarterly dividend to holders of our Class A Common Stock. However, our Wells Fargo Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Common Stock, and, if, in the future, we no longer meet the criteria specified in our Wells Fargo Resolving Credit Facility that allows for cash dividend payments, our ability to pay a dividend will be restricted until such a time that the Company is once again in compliance with the necessary criteria. During any period where dividends are restricted, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock or preferred stock that is convertible into Class A Common Stock in subsequent public offerings. As of February 29, 2024, we had 22,662,569 shares of Class A Common Stock outstanding, which may be resold immediately in the public market. The Legacy Owners and the Bridge Loan Lenders are parties to a registration rights agreement, which requires us to affect the registration of any shares of Class A Common Stock held by a Legacy Owner or Bridge Loan Lender or that a Legacy Owner or Bridge Loan Lender receives upon redemption of its shares of Class B Common Stock.
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
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A Common Stock respecting dividends and distributions, as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock. For example, we may grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A Common Stock.
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
CSL owns a significant portion of our voting stock, and their interests may conflict with those of our other stockholders.
CSL and its affiliates beneficially own an aggregate of approximately 17% of the outstanding shares of our Common Stock. As long as CSL owns a large portion of our voting stock, it may be able to significantly influence the election of the Board of Directors and the outcome of all matters involving a stockholder vote. Moreover, CSL’s concentration of stock ownership may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder. CSL’s interests may differ from the interests of other stockholders and the status of their ownership could change at their discretion.
A significant reduction of CSL’s ownership interests in the Company could adversely affect us.
We believe that CSL’s ownership interest in the Company provides with it an economic incentive to assist us to be successful. CSL is not subject to any obligation to maintain its ownership interest in us and may elect at any time to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If CSL sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success and its affiliate(s) that are expected to serve as members of our Board of Directors may resign.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of cybersecurity in safeguarding sensitive information, protecting our stakeholders, and maintaining customer trust. Our approach to managing cybersecurity risks, which includes periodic risk assessments, implementing and overseeing governance and policies, an incident response plan, ongoing training and awareness programs, and a commitment to continuous improvement.
Our risk assessment process involves periodic vulnerability assessments and monitoring of emerging threats. Our policies and procedures are designed to ensure compliance with relevant regulations, to consider industry practices, and we periodically review and update them to address evolving cybersecurity risks.
In the event of a cybersecurity incident, we have an incident response plan in place. This plan includes detection, response, and communication with stakeholders. Incident response is supported by appropriate third-party experts to address, assess and respond to the event. The plan calls for the mobilization of a response team including both internal and external resources as well as communication protocols so that event information is shared on a proactive basis. We aim to prioritize transparency and accountability, and we are committed to providing timely and accurate information to our stakeholders in the event of a breach.
We understand the importance of educating our employees about cybersecurity risks, and, over the past two years have initiated awareness and training programs internally specifically targeted to employees with a goal of continually increasing employee education. This initiative aims to foster a culture of cybersecurity awareness and empower our employees to be vigilant in identifying and mitigating potential threats.
Our Vice President of Information Technology reports to the Company’s Chief Financial Officer and is the head of the Company’s cybersecurity team. This role is responsible for assessing and managing the Company’s cyber risk management program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. Senior leadership has been specifically trained and is credentialed in cybersecurity risk assessment and oversight.
The Audit Committee of the Board of Directors oversees the Company’s cybersecurity posture and the steps taken by management to monitor, identify, and mitigate cybersecurity risks. The Information Technology team briefs the Audit Committee on the effectiveness of the Company’s cyber risk management program, typically on an annual basis.
We are dedicated to continuous improvement in our cybersecurity program. We regularly monitor, evaluate, and aim to enhance our capabilities through investments in technology, infrastructure, and personnel. Our goal is to try to stay ahead of emerging threats and maintain the highest level of cybersecurity resilience.
In conclusion, by prioritizing cybersecurity, we aim to protect the interests of our stakeholders, promote business continuity, and uphold the trust that our customers place in us. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties
We lease our principal executive offices, which are located at 10350 Richmond, Suite 550, Houston, Texas 77042. As of December 31, 2023, we owned or leased maintenance facilities, yards and field offices around the U.S. and our material properties include the following:

Facility Location and Description	Size of Location*		Leased / Owned	Lease Expiration
High Specification Rigs	(square feet)	(acres)
Milliken, Colorado	131,390	23.0	Leased	2036
Williston, North Dakota	11,100	5.0	Leased	2029
Pleasanton, Texas	23,325	15.9	Leased	2027
Wharton, Texas	4,200	4.0	Leased	**
Artesia, New Mexico	5,368	1.7	Leased	**
Hobbs, New Mexico	25,950	4.5	Owned	***
Belfield, North Dakota	34,280	34.5	Owned	***
Denver City, Texas	23,000	60.4	Owned	***
Midland, Texas	14,000	16.7	Owned	***
Midland, Texas	47,000	25.9	Owned	***
Odessa, Texas	17,500	1.3	Owned	***
Andrews, Texas	15,341	39.3	Owned	***
Wireline Services
Midland, Texas	36,320	12.0	Leased	2027
Williston, North Dakota	71,239	13.8	Leased	2027
Casper, Wyoming	12,950	3.2	Leased	**
Processing Solutions and Ancillary Services
Milliken, Colorado	131,390	23.3	Leased	2036
Ft. Morgan, Colorado	106,700	23.6	Leased	2027
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
Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR.” We have a significant number of beneficial stockholders or stockholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, thereby increasing the number holders of record. As of February 29, 2024, there were approximately 90 stockholders of record of our Class A Common Stock.
On March 7, 2023, the Board of Directors announced an intention to initiate a quarterly dividend of $0.05 per share during the year. The Board of Directors approved the initiation of the quarterly dividend, which first became payable on September 8, 2023 to all stockholders of record as of August 18, 2023. Additionally, the Board of Directors declared a second quarterly cash dividend of $0.05 per share payable December 1, 2023 to all stockholders of record as of November 13, 2023. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
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
On March 4, 2024, the Company announced that its Board of Directors approved for a new share repurchase program authorization not to exceed $50.0 million in aggregate value. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 36 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended December 31, 2023.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2023 - October 31, 2023	474	$13.94	—	2,272,778
November 1, 2023 - November 30, 2023	326,100	10.47	326,100	2,356,237
December 1, 2023 - December 31, 2023	698,400	10.19	698,400	1,549,992
Total	1,024,974	$10.28	1,024,500	1,549,992
_________________________
(1)    Total number of shares repurchased in the fourth quarter of 2023 consists of 1,024,974 shares of Class A Common Stock, at an average price paid per share of $10.28, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 1,024,500 shares of Class A Common Stock, at an average price paid per share of $10.28, repurchased pursuant to the repurchase program that was announced on March 7, 2023.
(2)     As of December 31, 2023, an aggregate of 1,806,000 shares of Class A Common Stock were purchased for a total of $19.3 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
(3)    As of December 31, 2023, the maximum number of shares that may yet be purchased under the plan is 1,549,992 shares of Class A Common Stock. This is based on the closing price of $10.23 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of December 31, 2023.

Stock Performance Graph
The graph below presents a comparison of the cumulative total return on our Class A Common Stock, assuming $100 was invested on December 31, 2018 in each of the Company’s Class A Common Stock. the NYSE Composite Index and a self- determined peer group, which includes RPC, Inc., ProPetro Holding Corp., Select Water Solutions, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Dril-Quip, Inc., Mammoth Energy Services, Inc., Solaris Oilfield Infrastructure, Inc., and NINE Energy Service, Inc.

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
Item 6. Selected Financial Data
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. These statements include certain risks and uncertainties. Please read “Cautionary Statement Regarding Forward‑Looking Statements” and he risk factors described under “Part I, Item 1A.-Risk Factors” for more details.

2023 Business Update
Business Outlook
We are a provider of onshore high specification well service rigs and complementary services in the United States. We provide an extensive range of well site services to leading U.S. exploration and production (“E&P”) companies that are fundamental to establishing, maintaining and enhancing the flow of oil and natural gas throughout the productive life of a well. Additionally, we serve to assist our customers in decommissioning wells at the end of their economic life. A comprehensive discussion of each of our reporting segments is included below in the section titled How We Evaluate Our Operations.
We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
As the Company looks forward in 2024, we expect business opportunities to remain steady as both the U.S. and global economy continues to show resilience and we further expect our financial results to show slight improvement year over year. The International Energy Agency stated that global oil demand is expected to increase by a moderate 1.2 million barrels per day in 2024 as compared to growth of 2.3 million barrels during 2023. Prevailing views anticipate that North and South America production increases will meet this increase in demand keeping the market in balance. With supply and demand to remain in balance, commodity price stability is expected to continue and is expected to be approximately $82 per barrel during 2024.
Acquisitions and Integrations
During 2021, 2022 and 2023, the Company has placed significant focus on acquiring and integrating assets and associated operations, described below, into current business processes. Through these acquisitions and their subsequent integrations, Ranger has continued to refine its business strategies and processes to focus on the performance of the Company and anticipates that acquisitions will continue to play a key role in the business going forward.
The largest of its recent acquisitions took place during the fall of 2021 when Ranger Energy Acquisition, LLC, entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries. As consideration for the assets acquired, the Company paid $36.7 million in cash, where such cash was generated through the issuance of Series A Preferred Stock. Purchased assets included well servicing rigs, fishing and rental assets, coiled tubing units, and rolling stock assets required to support the operating assets as well as certain real property. Separately, during 2021, the Company made two additional acquisitions of wireline service providers that operated through Permian, Denver-Julesburg and Powder River Basins and Bakken Shale basins. These acquisitions significantly expanded the scale and scope of the existing wireline business.
During 2023, the Company complemented the earlier acquisitions with the purchase of certain pumping assets and associated equipment to continue to bolster its wireline segment capabilities and remains active in the pursuit of accretive opportunities during 2024.
Internal Controls and Procedures
We and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as of December 31, 2022. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. For further information, please see “Part II, Item 9A. Controls and Procedures.”
How We Evaluate Our Operations
We provide services within the United States that are organized into three reporting segments, which include: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services, which are described below. The reportable segments have been categorized based on the nature of services provided within each line of business.
Our service offerings consist of well completion support, workover, well maintenance, wireline, other complementary services, as well as installation, commissioning and operating of modular equipment, which are conducted in three reportable segments, as follows:

•High Specification Rigs. Provides high specification well service rigs to facilitate operations throughout the life cycle of a well.
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
Financial Metrics
How we Generate Revenue
Rig hours and stage counts, as it relates to our High Specification Rigs and Wireline Services segments, respectively, are important indicators of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked, whereas stage counts represent the number of completed stages during the periods presented for the completion service line within our Wireline Services segment. Generally, during the period our services are being provided, our customers are billed on an hourly basis for our high specification rig services or, as it relates to our wireline services, they are billed on an hourly basis for our high specification rigs services. As it relates to our wireline services, services are billed upon the completion of the well, on a monthly basis, or on a per job basis. The rates for which the customer is billed is generally predetermined based upon a contractual agreement.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, acquisition‑related and severance costs, gain or loss on disposal of assets, significant and unusual legal fees and settlements, and other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
The Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Year Ended December 31,		Variance
	2023	2022	$	%
Revenue
High specification rigs	$313.3	$293.2	$20.1	7%
Wireline Services	199.1	197.0	2.1	1%
Processing Solutions and Ancillary Services	124.2	118.3	5.9	5%
Total revenue	636.6	608.5	28.1	5%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	249.2	232.7	16.5	7%
Wireline Services	180.7	178.4	2.3	1%
Processing Solutions and Ancillary Services	101.8	92.8	9.0	10%
Total cost of services	531.7	503.9	27.8	6%
General and administrative	29.5	39.9	(10.4)	(26)%
Depreciation and amortization	39.9	44.4	(4.5)	(10)%
Impairment of fixed assets	0.4	1.3	(0.9)	(69)%
Gain on sale of assets	(1.8)	(0.7)	(1.1)	(157)%
Total operating expenses	599.7	588.8	10.9	2%

Operating income	36.9	19.7	17.2	(87)%

Other (income) expenses
Interest expense, net	3.5	7.3	(3.8)	(52)%
Loss on debt retirement	2.4	—	2.4	(100)%
Gain on bargain purchase, net of tax	—	(3.6)	3.6	(100)%
Total other (income) expenses	5.9	3.7	2.2	59%

Income before income tax expense	31.0	16.0	15.0	94%
Income tax expense	7.2	0.9	6.3	700%
Net income	$23.8	$15.1	$8.7	58%
Revenue. Revenue increased $28.1 million, or 5%, to $636.6 million for the year ended December 31, 2023 from $608.5 million for the year ended December 31, 2022. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue increased $20.1 million, or 7%, to $313.3 million for the year ended December 31, 2023 from $293.2 million for the year ended December 31, 2022. The increased rig services revenue included an average per rig hour increase of 12% to $703 compared to $625 for the year ended December 31, 2022. Total rig hours decreased 5% to 446,000 for the year ended December 31, 2023 from 469,000 for the year ended December 31, 2022.
Wireline Services. Wireline Services revenue increased $2.1 million, or 1%, to $199.1 million for the year ended December 31, 2023 from $197.0 million for the year ended December 31, 2022. The increased wireline services revenue was primarily attributable to the pump down and production services which accounted for $5.6 million and $5.4 million of the segment increase, respectively. The increase in revenue in production and pump down service lines was offset by a decrease in completion services which accounted for $8.9 million of the segment revenue decrease and included an 18% decrease in completed stage count to 25,600 for the year ended December 31, 2023 from 31,400 for the year ended December 31, 2022. This decrease in completion services was due to the Company's decision to close the completions service line in the South and shift activity from completions work to production.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue increased $5.9 million, or 5%, to $124.2 million for the year ended December 31, 2023 from $118.3 million for the year ended December 31, 2022. The increase in processing solutions and ancillary services revenue is primarily attributable to our plugging and abandonment, coil tubing and logistics services which accounted for $7.0 million, $4.1 million, and $1.3 million of the segment increase, respectively. This was offset by a decrease in our rentals and snubbing services which accounted for $4.6 million and $2.3 million of the segment decrease, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services (exclusive of depreciation and amortization) increased $27.8 million, or 6%, to $531.7 million for the year ended December 31, 2023 from $503.9 million for the year ended December 31, 2022. As a percentage of revenue, cost of services was approximately 84% and 83% for the years ended December 31, 2023 and 2022, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services increased $16.5 million, or 7%, to $249.2 million for the year ended December 31, 2023 from $232.7 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, travel costs, and repair and maintenance costs of $10.6 million, $3.7 million and $2.4 million, respectively. As a percentage of revenue, cost of services increased 1% from the prior year, mostly due to an increase in medical costs of $1.9 million. The increased costs largely correspond with the increase in revenues as inflationary pressures on costs continued during the year.
Wireline Services. Wireline Services cost of services increased $2.3 million, or 1%, to $180.7 million for the year ended December 31, 2023 from $178.4 million for the year ended December 31, 2022. The increase was primarily attributable to the production and pump down service lines which accounted for $7.0 million and $5.3 million of the segment increase, respectively. Costs in these service lines were affected by increasing operational activity, inflationary pressures and investments in growing in select basins. These cost increases were offset by a decrease in completion services costs of $10.2 million as the Company reorganized this service line during the year to focus on more profitable service lines. The Company incurred $1.7 million in related severance and reorganization costs and an $0.8 million increase in medical costs. As a percentage of revenue, cost of services remained flat from the prior year. Across service lines, employee-related labor costs increased most significantly by $1.1 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services increased $9.0 million, or 10%, to $101.8 million for the year ended December 31, 2023 from $92.8 million for the year ended December 31, 2022. The increase in processing solutions and ancillary services is primarily attributable to our plugging and abandonment, coil tubing and logistics services which accounted for $7.7 million, $3.9 million and $0.9 million of the segment increase, respectively. Cost increases in this segment were driven by increasing operational activity, inflationary pressures and growth initiatives.
General and Administrative. General and administrative expenses decreased $10.4 million, or 26%, to $29.5 million for the year ended December 31, 2023 from $39.9 million for the year ended December 31, 2022. The decrease in general and administrative expenses is primarily due to decreases in acquisition and integration related costs in legal, accounting, and professional fees and other integration related matters of $5.3 million. This is slightly offset by an increase in compensation expense due to the build out of internal capabilities.
Depreciation and Amortization. Depreciation and amortization decreased $4.5 million, or 10%, to $39.9 million for the year ended December 31, 2023 from $44.4 million for the year ended December 31, 2022. The decrease was largely attributable to fixed assets disposed of during the year ended December 31, 2023.
Impairment of Fixed Assets. Impairment of fixed assets for the year ended December 31, 2023 decreased $0.9 million, or 69%, to $0.4 million from $1.3 million for the year ended December 31, 2022. The decrease was attributable impairment recognized on a property during the year ended December 31, 2022, which was greater than the impairments recognized during the year ended December 31, 2023.
Interest Expense, net. Net interest expense decreased $3.8 million, or 52%, to $3.5 million for the year ended December 31, 2023 from $7.3 million for the year ended December 31, 2022. The decrease in net interest expense was attributable the decreased principal balances on the debt instruments offset by increases in interest rates across certain instruments.
Income Tax Expense. Income tax expense increased $6.3 million, or 700%, to $7.2 million for the year ended December 31, 2023 from $0.9 million for the year ended December 31, 2022. The increase in income tax expense was attributable to the increased operational activity during the year ended December 31, 2023.
Net Income. Net income for the year ended December 31, 2023 increased $8.7 million, or 58%, to $23.8 million from $15.1 million for the year ended December 31, 2022. Net income for the year ended December 31, 2022 was impacted by expenses related to the Basic Acquisition and lower operating activity and profitability.

Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, gain on disposal of assets, significant and unusual legal fees and settlements legal fees and settlements, and other non-cash and certain other items that we do not view as indicative of our ongoing performance.
We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income determined in accordance with U.S. GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of net income to Adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
The Year Ended December 31, 2023 compared to The Year Ended December 31, 2022
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs		Wireline Services		Processing Solutions and Ancillary Services	Other	Total
	Year Ended December 31, 2023
Net income (loss)	$44.0		$7.1		$15.5	$(42.8)	$23.8
Interest expense, net	—		—		—	3.5	3.5
Tax expense	—		—		—	7.2	7.2
Depreciation and amortization	20.1		11.3		6.9	1.6	39.9
EBITDA	64.1		18.4		22.4	(30.5)	74.4
Equity based compensation	—		—		—	4.8	4.8
Loss on retirement of debt	—		—		—	2.4	2.4
Gain on disposal of property and equipment	—		—		—	(1.8)	(1.8)
Severance and reorganization costs	—		1.7		—	0.4	2.1
Acquisition related costs	—		—		—	2.1	2.1
Impairment of fixed assets	—	—	—	—	—	0.4	0.4
Adjusted EBITDA	$64.1		$20.1		$22.4	$(22.2)	$84.4

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Year Ended December 31, 2022
Net income (loss)	$34.3	$7.6	$20.2	$(47.0)	$15.1
Interest expense, net	—	—	—	7.3	7.3
Tax expense	—	—	—	0.9	0.9
Depreciation and amortization	26.2	11.0	5.3	1.9	44.4
EBITDA	60.5	18.6	25.5	(36.9)	67.7
Equity based compensation	—	—	—	3.8	3.8
Gain on disposal of property and equipment	—	—	—	(0.7)	(0.7)
Severance and reorganization costs	—	—	—	1.6	1.6
Acquisition related costs	—	—	—	7.9	7.9
Legal fees and settlements	—	—	—	1.5	1.5
Impairment of fixed assets	—	—	—	1.3	1.3
Gain on bargain purchase, net of tax	—	—	—	(3.6)	(3.6)
Adjusted EBITDA	$60.5	$18.6	$25.5	$(25.1)	$79.5

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$9.7	$(0.5)	$(4.7)	$4.2	$8.7
Interest expense, net	—	—	—	(3.8)	(3.8)
Tax expense	—	—	—	6.3	6.3
Depreciation and amortization	(6.1)	0.3	1.6	(0.3)	(4.5)
EBITDA	3.6	(0.2)	(3.1)	6.4	6.7
Equity based compensation	—	—	—	1.0	1.0
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(1.1)	(1.1)
Severance and reorganization costs	—	1.7	—	(1.2)	0.5
Acquisition related costs	—	—	—	(5.8)	(5.8)
Legal fees and settlements	—	—	—	(1.5)	(1.5)
Impairment of fixed assets	—	—	—	(0.9)	(0.9)
Gain on bargain purchase, net of tax	—	—	—	3.6	3.6
Adjusted EBITDA	$3.6	$1.5	$(3.1)	$2.9	$4.9
Adjusted EBITDA for the year ended December 31, 2023 increased $4.9 million to $84.4 million from $79.5 million for the year ended December 31, 2022. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA increased $3.6 million to $64.1 million from $60.5 million primarily due to an increase in revenue of $20.1 million partially offset by an increase in cost of services of $16.5 million.
Wireline Services. Wireline Services Adjusted EBITDA increased $1.5 million to $20.1 million from $18.6 million due to a strategic decision to close the completions service line in the South U.S. and, as a result of this closure, $1.7 million was added back to Adjusted EBITDA for associated closure costs.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA decreased $3.1 million to $22.4 million from $25.5 million due to an increase in cost of services of $9.0 million, driven by increasing operational activity, partially offset by an increase in revenue of $5.9 million.
Other.  Other Adjusted EBITDA improved $2.9 million for the year ended December 31, 2023 to a loss of $22.2 million from a loss of $25.1 million due to decreased general and administrative expenses, which was related to elevated acquisition and integration costs in legal, accounting and professional fees in the latter half of the prior year. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of December 31, 2023, we had total liquidity of $85.1 million, consisting of $15.7 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $69.4 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $72.6 million, net of zero borrowings and $3.2 million in Letters of Credit open under the facility. This compares to the Company’s available borrowings under the Eclipse Business Capital LLC (“EBC”) Revolving Credit Facility of $57.3 million as of December 31, 2022, with the increased liquidity related to reduced debt, new debt instruments and increased operating activity. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Year Ended December 31,		Variance
	2023	2022	$	%
	(in millions)
Net cash provided by operating activities	$90.8	$44.5	$46.3	104%
Net cash provided by (used in) investing activities	(29.7)	11.3	(41.0)	(363)%
Net cash used in financing activities	(49.1)	(52.7)	3.6	7%
Net change in cash	$12.0	$3.1	$8.9	287%
Operating Activities
Net cash flows from operating activities increased $46.3 million to $90.8 million for the year ended December 31, 2023 compared to $44.5 million for the year ended December 31, 2022. The change in cash flows provided by operating activities is attributable to increased operational activity and efficiencies. Cash provided by working capital increased to $12.9 million for the year ended December 31, 2023 from cash used of $19.1 million for the year ended December 31, 2022 which was largely due to increased cash receipts on outstanding accounts receivable.
Investing Activities
Net cash flows from investing activities decreased $41.0 million to cash used of $29.7 million for the year ended December 31, 2023 compared to cash generated of $11.3 million for the year ended December 31, 2022. When comparing the year ended December 31, 2023 to the year ended December 31, 2022, the change in cash flows used by investing activities can be attributed to significant asset sales during the former period, whereas the latter period involved cash outlay for purchases including the acquisition of certain pumping assets for consideration of $7.3 million as well as certain capital upgrades to place those assets into service estimated at $2 million once complete.
Financing Activities
Net cash flows used in financing activities decreased $3.6 million, or 7%, to cash used of $49.1 million for the year ended December 31, 2023 compared $52.7 million for the year ended December 31, 2022. The change in cash flow is attributable to the utilization of cash generated from operations to pay debt outstanding and initiate a share repurchase program. During the year ended December 31, 2023 the Company paid $2.5 million, net to the Credit Facility, $10.4 million to retire Term Loan A, $19.3 million, net of tax to repurchase Class A Common Stock, and $2.4 million in cash dividends to Class A Common Stock stockholders.
Supplemental Cash Flow Disclosures
During the year ended December 31, 2023, the Company added fixed assets of $10.0 million and $1.1 million primarily related to finance leased assets and asset trades, respectively, across all operating segments. Additionally, the Company paid approximately $1.4 million in interest related to debt and finance leased assets.

Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $66.4 million and $65.6 million as of December 31, 2023 and 2022, respectively. Increasing cash balances coupled with efforts to pay down debt, contributed most significantly to the working capital increase year over year.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of up to $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of December 31, 2023.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the month ended December 31, 2023.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity is $72.6 million, which is based on a borrowing base certificate in effect as of December 31, 2023. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility. The Company does have a $3.2 million in Letters of Credit open under the facility, leaving a residual $69.4 million available for borrowings as of December 31, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.0% for the year ended December 31, 2023.
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
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of December 31, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.1 million and is payable ratably over 36 months from the time of each purchase. For the year ended December 31, 2023, the Company paid down the Installment Agreements by $0.4 million. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Capital Returns Program
On March 7, 2023, the Company announced a share repurchase program authorizing the Company to purchase up to $35 million of Class A Common Stock that can be utilized for up to 36 months. Additionally, the Board of Directors announced an intention to initiate a quarterly dividend of $0.05 per share. The Board of Directors approved the initiation of the quarterly dividend, the first of which became payable on September 8, 2023 to all stockholders of record as of August 18, 2023. Additionally, the Board of Directors declared a second quarterly cash dividend of $0.05 per share payable December 1, 2023 to all stockholders of record as of November 13, 2023. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors.
On March 4, 2024, the Company announced that its Board of Directors approved for a new share repurchase program authorization not to exceed $50.0 million in aggregate value that can be utilized for up to 36 months.
Critical Accounting Estimates and Policies
Our financial statements are prepared in accordance with U.S. GAAP. In connection with preparing our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our Consolidated Financial Statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.
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
Judgments and assumptions
The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under U.S. GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
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

Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Wells Fargo Revolving Credit Facility and Financing Agreement. As of December 31, 2023, the Company had no debt outstanding under the Wells Fargo Revolving Credit Facility, with a weighted average interest rate of 7.0%. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2023, the top three trade net receivable balances represented 14%, 13% and 7%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three net trade receivable balances represented 20%, 20% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three net trade receivable balances represented 13%, 10% and 10%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 15%, 13% and 11%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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

Item 8. Financial Statements and Supplementary Data
RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of
Ranger Energy Services, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Ranger Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2024 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Section 382 Ownership Change
As described further in Note 12 to the consolidated financial statements, the Company concluded an ownership change occurred during the year as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Upon the occurrence of a Section 382 ownership change, there are limitations on the utilization of certain net operating loss carryforwards. We identified the conclusion that an ownership change occurred under Section 382 as a critical audit matter.

The principal consideration for our determination that the conclusion that an ownership change occurring under Section 382 is a critical audit matter is that there are significant judgments required by management in interpreting and applying Section

382 to determine whether an ownership change has occurred. This determination required challenging and complex auditor judgment and the need to involve tax specialists when performing audit procedures to evaluate management’s conclusion.

Our audit procedures related to the critical audit matter included the following, among others:
•We tested the effectiveness of controls over the review of the analysis and conclusion related to the Company’s determination of whether a change in ownership occurred under Section 382.
•We tested the mathematical accuracy of the calculations in management’s analysis.
•With the assistance of our tax specialists, we evaluated the Company’s analysis of whether a change in ownership occurred, including management’s process for interpreting Section 382.

/s/ Grant Thornton, LLP
We have served as the Company’s auditor since 2023.
Houston, Texas
March 5, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of
Ranger Energy Services, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Ranger Energy Services, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We served as the Company’s auditor from 2016 to 2022.
Houston, Texas
March 13, 2023

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$15.7	$3.7
Accounts receivable, net	85.4	91.2
Contract assets	17.7	26.9
Inventory	6.4	5.9
Prepaid expenses	9.6	9.2
Assets held for sale	0.6	3.2
Total current assets	135.4	140.1

Property and equipment, net	226.3	221.6
Intangible assets, net	6.3	7.1
Operating leases, right-of-use assets	9.0	11.2
Other assets	1.0	1.6
Total assets	$378.0	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$31.3	$24.3
Accrued expenses	29.6	36.1
Other financing liability, current portion	0.6	0.7
Long-term debt, current portion	0.1	6.8
Short-term lease liability	7.3	6.6
Other current liabilities	0.1	—
Total current liabilities	69.0	74.5

Long-term lease liability	14.9	13.1
Other financing liability	11.0	11.6
Long-term debt, net	—	11.6
Deferred tax liability	11.3	4.6
Total liabilities	106.2	115.4

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no Series A shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,756,017 shares issued and 23,398,689 shares outstanding as of December 31, 2023; 25,446,292 shares issued and 24,894,464 shares outstanding as of December 31, 2022	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Less: Class A Common Stock held in treasury at cost; 2,357,328 treasury shares as of December 31, 2023 and 551,828 treasury shares as of December 31, 2022	(23.1)	(3.8)
Retained earnings	28.4	7.1
Additional paid-in capital	266.2	262.6
Total stockholders' equity	271.8	266.2
Total liabilities and stockholders' equity	$378.0	$381.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue
High specification rigs	$313.3	$293.2
Wireline services	199.1	197.0
Processing solutions and ancillary services	124.2	118.3
Total revenue	636.6	608.5

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	249.2	232.7
Wireline services	180.7	178.4
Processing solutions and ancillary services	101.8	92.8
Total cost of services	531.7	503.9
General and administrative	29.5	39.9
Depreciation and amortization	39.9	44.4
Impairment of fixed assets	0.4	1.3
Gain on sale of assets	(1.8)	(0.7)
Total operating expenses	599.7	588.8

Operating income	36.9	19.7

Other (income) expenses
Interest expense, net	3.5	7.3
Loss on debt retirement	2.4	—
Gain on bargain purchase, net of tax	—	(3.6)
Total other (income) expenses	5.9	3.7

Income before income tax expense	31.0	16.0
Income tax expense	7.2	0.9
Net income	23.8	15.1

Income per common share
Basic	$0.97	$0.66
Diluted	$0.95	$0.65
Weighted average common shares outstanding
Basic	24,600,151	22,969,623
Diluted	24,991,494	23,370,598
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except shares)

	Years Ended December 31,
	2023	2022	2023	2022
	Quantity		Amount
Series A Preferred Stock
Balance, beginning of year	—	6,000,001	$—	$0.1
Shares converted to Class A Common Stock	—	(6,000,001)	—	(0.1)
Balance, end of year	—	—	$—	$—

Shares, Class A Common Stock
Balance, beginning of year	25,446,292	18,981,172	$0.3	$0.2
Issuance of shares under share-based compensation plans	403,034	484,459	—	—
Shares withheld for taxes on equity transactions	(93,309)	(119,340)	—	—
Issuance of shares from Series A Preferred Stock conversion	—	6,000,001	—	0.1
Issuance in connection with acquisitions	—	100,000	—	—
Balance, end of year	25,756,017	25,446,292	$0.3	$0.3

Treasury Stock
Balance, beginning of year	(551,828)	(551,828)	$(3.8)	$(3.8)
Repurchase of Class A Common Stock	(1,805,500)	—	$(19.3)	$—
Balance, end of year	(2,357,328)	(551,828)	$(23.1)	$(3.8)

Retained earnings
Balance, beginning of year			$7.1	$(8.0)
Net income			23.8	15.1
Dividends declared			(2.5)	—
Balance, end of year			$28.4	$7.1

Additional paid-in capital
Balance, beginning of year			$262.6	$260.2
Equity based compensation			4.6	3.6
Shares withheld for taxes on equity transactions			(1.0)	(1.2)
Balance, end of year			$266.2	$262.6

Total stockholder’s equity
Balance, beginning of year			$266.2	$248.7
Net income			23.8	15.1
Dividends declared			(2.5)	—
Equity based compensation			4.6	3.6
Shares withheld for taxes on equity transactions			(1.0)	(1.2)
Repurchase of Class A Common Stock			(19.3)	—
Balance, end of year			$271.8	$266.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$23.8	$15.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.9	44.4
Equity based compensation	4.8	3.8
Gain on disposal of property and equipment	(1.8)	(0.7)
Impairment of fixed assets	0.4	1.3
Gain on bargain purchase, net of tax	—	(3.6)
Deferred income tax expense	6.6	0.4
Loss on debt retirement	2.4	—
Other expense, net	2.3	1.1
Changes in operating assets and liabilities
Accounts receivable	5.3	(10.7)
Contract assets	9.2	(13.9)
Inventory	(0.9)	(3.4)
Prepaid expenses and other current assets	(0.4)	(0.8)
Other assets	2.1	(1.9)
Accounts payable	6.6	2.8
Accrued expenses	(7.2)	5.8
Other current liabilities	0.3	1.1
Other long-term liabilities	(2.6)	3.7
Net cash provided by operating activities	90.8	44.5

Cash Flows from Investing Activities
Purchase of property and equipment	(36.5)	(13.8)
Proceeds from disposal of property and equipment	6.8	24.3
Purchase of businesses, net of cash received	—	0.8
Net cash provided by (used in) investing activities	(29.7)	11.3

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	325.2	582.8
Principal payments on Revolving Credit Facility	(327.7)	(608.4)
Principal payments on Eclipse M&E Term Loan Facility	(10.4)	(2.1)
Principal payments under Eclipse Term Loan B Facility	—	(12.4)
Deferred financing costs	(0.7)	—
Principal payments on Secured Promissory Note	(6.2)	(4.1)
Payments on Other Installment Purchases	(0.4)	(0.5)
Principal payments on financing lease obligations	(5.4)	(4.5)
Principal payments on other financing liabilities	(0.8)	(2.3)
Shares withheld on equity transactions	(1.0)	(1.2)
Dividends paid to Class A Common Stock stockholders	(2.4)	—
Repurchase of Class A Common Stock	(19.3)	—
Net cash used in financing activities	(49.1)	(52.7)

Increase in Cash and Cash equivalents	12.0	3.1
Cash and Cash Equivalents, Beginning of Year	3.7	0.6
Cash and Cash Equivalents, End of Year	$15.7	$3.7

Supplemental Cash Flow Information
Interest paid	$1.4	$1.2
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$(0.5)	$0.2
Additions to fixed assets through installment purchases and financing leases	$(10.0)	$(5.5)
Additions to fixed assets through asset trades	$(1.1)	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Business
Ranger Energy Services, Inc. (“Ranger, Inc.,” “Ranger,” “we,” “us,” “our” or the “Company”) is a provider of onshore high specification well service rigs, wireline services, and additional processing solutions and ancillary services in the U.S. The Company provides an extensive range of well site services to leading U.S. E&P companies that are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well.
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
The Company’s operations take place in most of the active oil and natural gas basins in the U.S., including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend, Anadarko Basin, and Canadian and Kingfisher Counties plays.
Organization
Ranger Inc. was incorporated as a Delaware corporation in February 2017. In conjunction with the initial public offering of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 (the “Offering”), and the corporate reorganization Ranger Inc. underwent in connection with the Offering, Ranger Inc. became a holding company, and its sole material assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), and the other subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services, its subsidiaries, and Torrent Services’ business and consolidates the financial results of Ranger Services, its subsidiaries, and Torrent Services.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the financial results for all periods presented have been reflected. All intercompany balances and transactions have been eliminated.
We have made a certain reclassification to our prior period operating activities amount where Gain on disposal of property and equipment has been itemized separately from Other expense, net for year-over-year comparability purposes. This reclassification does not have an impact on our consolidated operating results, cash flows or financial position.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

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
Accounts Receivable, net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Before extending credit, the Company reviews a customer’s credit history and generally does not require collateral from its customers. The allowance for credit losses is established as losses are estimated and are recorded through a provision for bad debts. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for credit losses to accounts receivable and current economic conditions. The allowance for credit losses was $3.8 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively. Bad debt expense recorded for the years ended December 31, 2023 and 2022 was $0.9 million and $0.2 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Credit Losses
2023	$3.0	$0.9	$(0.1)	$3.8
2022	$2.8	$0.2	$—	$3.0
Inventories
Inventories are carried at the lower of cost or net realizable value and primarily consists of supplies held for the Wireline Services segment. The Company accounts for inventory using the weighted average cost method.
Leases
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, discounted at an annual incremental borrowing rate (“IBR”). ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU asset and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. For certain leases, where variable lease payments are incurred and relate primarily to common area maintenance, in substance fixed payments are included in the ROU asset and lease liability. For those leases that do not provide an implicit rate, we use an IBR based on the estimated rate of interest for a fully collateralized, fully amortizing loan over a similar term of the lease payments at commencement date. ROU assets also include any lease payments made and exclude lease incentives. Lease terms do not include options to extend or terminate the lease, as management does not consider them reasonably certain to exercise at this time. Leases with terms of 12 months or less are considered short-term leases and therefore payments are recorded as an expense on a straight-line basis over the lease term. Any lease and non-components are combined.
Operating Leases
The Company enters into operating leases, primarily for real estate, with terms that vary from less than 12 months to nine years, where certain of the leases contain escalation clauses. The operating leases are included in Short-term lease liability and Long-term lease liability in the Consolidated Balance Sheets. Lease costs associated with our yards and field offices are included in Cost of Services and our executive offices are included in General and Administrative expenses in the Consolidated Statements of Operations.
Finance Leases
The Company enters into lease arrangements for certain equipment, which are considered finance leases and generally have a term of three to five years. The assets and liabilities under finance leases are recorded at the lower of present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Short-term lease liability and Long-term lease liability in our Consolidated Balance Sheets.
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivables and accounts payables and debt. The fair value of cash and cash equivalents, accounts receivables and accounts payables, which are determined to be Level 1 measurements, approximate fair value due to the short‑term nature of these instruments. The carrying value reported for debt approximates fair value because the underlying instruments are at interest rates which approximate current market rates and is considered Level 3 in the fair value hierarchy The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2023 and 2022.
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
The Company will periodically incur costs to fulfill contracts with customers and will defer such costs over the earlier of 12 months or the estimated number of months in which they are expected to be consumed. The deferred costs are included within Prepaid assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company recognized deferred expenses of $0.8 million and $0.7 million, respectively.
All revenue transactions are presented on a net of sales tax in the Consolidated Statements of Operations.
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $17.7 million and $26.9 million as of December 31, 2023 and 2022, respectively. Substantially all of the contract assets as of December 31, 2023 and 2022 were invoiced during the subsequent periods.
The Company does not have any contract liabilities included in the Consolidated Balance Sheets as of December 31, 2023 and 2022.
Income Taxes
The Company provides for income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under U.S. GAAP, the valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income.
As the Company continues to experience increasing profits and no longer has a trailing 3-year cumulative taxable loss, we currently believe that it is more likely than not to fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company released all valuation allowances of $1.7 million previously recorded resulting in a discrete tax benefit for the year ended December 31, 2023. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities and associated valuation allowances during the period. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of December 31, 2023 and 2022, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. The Company’s tax filings for 2023, 2022, 2021 and 2020 are subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.

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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Note 3 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are related to excess assets acquired from the Basic Energy Services, In. (“Basic”) acquisition. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of December 31, 2023, the Company classified $0.6 million of land and buildings within our High Specification Rigs segment as held for sale as they are being actively marketed. For the year ended December 31, 2023, the Company recognized a gain on assets previously classified as held for sale of $1.9 million and recognized a loss on the sale of assets previously held in Property and equipment, net of $0.1 million, which nets to the $1.8 million gain on sale of assets on the Consolidated Statements of Operations.
Note 4 — Property and Equipment, Net
Property and equipment include the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2023	2022
High specification rigs	15	$138.4	$138.0
Machinery and equipment	3 - 30	189.2	179.3
Vehicles	3 - 15	53.8	46.9
Other property and equipment	5 - 25	19.9	21.3
Property and equipment		401.3	385.5
Less: accumulated depreciation		(196.6)	(167.2)
Construction in progress		21.6	3.3
Property and equipment, net		$226.3	$221.6
On August 9, 2023, pursuant to an asset purchase agreement dated August 4, 2023, the Company acquired certain fixed assets from Pegaso Energy Services, LLC (“Pegaso acquisition”) for consideration of $7.3 million paid in cash. The fixed assets acquired from Pegaso were primarily engaged in pump down services for its customers. Under ASC 805 Business Combination, the Company accounted for the Pegaso acquisition as an asset acquisition. The consideration paid is similar to the fair value of the assets acquired and the Company allocated the consideration paid to each of the assets following the cost accumulation model. As of December 31, 2023, eight of the fifteen acquired pumps are in service. As of December 31, 2023, all acquired assets are classified as construction in progress. The Company is completing repairs on these assets prior to transfer to depreciable fixed asset accounts.
Depreciation expense was $39.2 million and $43.7 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2022, the Company modified the estimated useful life of high specification rigs from 20 years to 15 years and determined the impact on depreciation was immaterial. The Company had assets under finance leases of $12.4 million and $11.7 million for the years ended December 31, 2023 and 2022, respectively. The Company reclassified $0.6 million and $9.0 million of property and equipment to Assets held for sale for the years ended December 31, 2023 and 2022, respectively.
Impairment expense on fixed assets consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these unaudited interim condensed financial statements. During the years ended December 31, 2023 and 2022, the Company recognized a fixed assets impairment charge of $0.4 million and $1.3 million, respectively, to reduce the carrying value of the property to estimated net realizable value.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2023	2022
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(5.1)	(4.3)
Intangible assets, net		$6.3	$7.1

Amortization expense was $0.7 million for each of the years ended December 31, 2023 and 2022. Amortization expense for the future periods is expected to be as follows (in millions):

For the years ending December 31,	Amount
2024	$0.7
2025	0.7
2026	0.7
2027	0.7
2028	0.5
Thereafter	3.0
Total	$6.3
Note 6 — Accrued Expenses
Accrued expenses are comprised of the following (in millions):

	December 31,
	2023	2022
Accrued payables	$13.0	$15.9
Accrued compensation	13.7	12.5
Accrued taxes	1.7	2.1
Accrued insurance	1.2	5.6
Accrued expenses	$29.6	$36.1
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Consolidated Statements of Operations. Lease costs and other information related to operating leases are as follows (in millions):

	Years Ended December 31,
	2023	2022
Short-term lease costs	$16.6	$13.9
Operating lease cost	$3.2	$3.0
Operating cash outflows from operating leases	$3.1	$2.8

Weighted average remaining lease term	3.5 years	4.5 years
Weighted average discount rate	8.1%	8.1%
As of December 31, 2023, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the years ending December 31,	Total
2024	$3.2
2025	3.3
2026	2.9
2027	1.7
2028	0.2
Total future minimum lease payments	11.3
Less: amount representing interest	(1.5)
Present value of future minimum lease payments	9.8
Less: current portion of operating lease obligations	(2.6)
Long-term portion of operating lease obligations	$7.2

Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Short-term lease liability and Long-term lease liability in the Consolidated Balance Sheets.
Lease costs and other information related to finance leases are as follows (in millions):

	Years Ended December 31,
	2023	2022
Amortization of finance leases	$4.0	$2.2
Interest on lease liabilities	$1.7	$0.9
Financing cash outflows from finance leases	$5.4	$4.5

Weighted average remaining lease term	2.7 years	1.6 years
Weighted average discount rate	5.8%	3.7%
As of December 31, 2023, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the years ending December 31,	2023
2024	$5.7
2025	4.3
2026	2.8
2027	1.5
Total future minimum lease payments	14.3
Less: amount representing interest	(1.9)
Present value of future minimum lease payments	12.4
Less: current portion of finance lease obligations	(4.7)
Long-term portion of finance lease obligations	$7.7
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
As of the year ended December 31, 2023, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending December 31,	Total
2024	$0.6
2025	0.7
2026	0.7
2027	0.8
2028	0.8
Thereafter	8.0
Total future minimum lease payments	$11.6

Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	December 31,
	2023	2022
Wells Fargo Revolving Credit Facility	$—	$—
Eclipse Revolving Credit Facility	$—	$1.4
Eclipse M&E Term Loan, net	—	10.4
Secured Promissory Note	—	6.1
Installment Purchases	0.1	0.5
Total Debt	0.1	18.4
Current portion of long-term debt	(0.1)	(6.8)
Long term-debt, net	$—	$11.6
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of up to $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of December 31, 2023.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the month ended December 31, 2023.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity is $72.6 million, which is based on a borrowing base certificate in effect as of December 31, 2023. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility. The Company does have a $3.2 million in Letters of Credit open under the facility, leaving a residual $69.4 million available for borrowings as of December 31, 2023. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.0% for the year ended December 31, 2023.

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
For the nine months ended September 30, 2022, the Company made principal payments totaling $12.4 million towards the Eclipse Term Loan B Facility, which was fully repaid on August 16, 2022, and $1.5 million towards the Eclipse M&E Term Loan Facility
Secured Promissory Note
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
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of December 31, 2023, the aggregate principal balance outstanding under the Installment Agreements was $0.1 million and is payable ratably over 36 months from the time of each purchase. For the year ended December 31, 2023, the Company paid down the Installment Agreements by $0.4 million. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Debt Obligations and Scheduled Maturities
As of December 31, 2023, the $0.1 million aggregate future principal repayments of total debt is scheduled to mature in 2024.
Note 10 — Equity
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

RSAs
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. The aggregate fair value of RSAs granted during the years ended December 31, 2023 and 2022 was $4.7 million and $4.9 million, respectively. As of December 31, 2023, there was an aggregate of $4.0 million of unrecognized expense related to RSAs issued, which are expected to be recognized over a weighted average period of 1.5 years.
The following table summarizes the unvested activity for RSAs during the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2022	840,461
Granted	490,447	$9.95	1.9 years
Forfeited	(141,562)
Vested	(446,322)
Unvested at December 31, 2022	743,024	$8.27	1.5 years
Granted	436,231	$10.83	1.9 years
Forfeited	(181,714)
Vested	(381,319)
Unvested at December 31, 2023	616,222	$10.04	1.5 years
Performance Stock Units (“PSUs”)
The Company has granted performance awards to certain key employees, in the form of PSUs, which are earned based on the achievement of certain market factors and performance targets at the discretion of the Board of Directors. The PSUs are subject to a three-year measurement period during which the number of Class A Common Stock to be issued in settlement of the PSUs remains uncertain until the end of the measurement period and will generally cliff vest based on the level of achievement with respect to the applicable performance criteria. Subsequent to such measurement period, the vesting of PSUs is subject to certification by the Board of Directors. As defined in the respective PSU agreements, the performance criteria applicable to these awards is relative and absolute total stockholder return (“TSR”). Achievement with respect to the relative TSR criteria is determined by the Company’s TSR compared to the TSR of the defined peer group during the measurement period. Achievement with respect to the absolute TSR criteria is based on a measurement of the Company’s stock price growth during the measurement period.
The PSUs that were granted during the years ended December 31, 2023 and 2022 will cliff vest, subject to the achievement of applicable performance criteria and certification by the Board of Directors, on March 15, 2024, December 31, 2024 and December 31, 2025, respectively. As of December 31, 2023, there was an aggregate of $2.5 million of unrecognized compensation cost related to PSUs.

The following table summarizes the unvested activity for PSUs during the years ended December 31, 2023 and 2022:

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2022	106,101			106,103
Granted	50,448	$14.11		50,447	$12.69
Forfeited	(35,777)			(35,776)
Vested	(19,068)			(19,069)
Unvested at December 31, 2022	101,704			101,705
Granted	87,176	$15.08	2.8 years	85,573	$12.08	2.8 years
Vested	(11,659)			(10,056)
Unvested at December 31, 2023	177,221		1.2 years	177,222		1.2 years
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
During the year ended December 31, 2023, the Company repurchased 1,806,000 shares of the Company’s Class A Common Stock for an aggregate $19.3 million, net of tax on the open market. The Company has accrued stock repurchase excise tax of $0.2 million for the year ended December 31, 2023.
On March 4, 2024, the Company announced that its Board of Directors approved for a new share repurchase program authorization not to exceed $50.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the Securities and Exchange Commission. Approval of the program by the Board of Directors of the Company is specific for the next 36 months.
Dividends
On August 7, 2023, the Company’s Board of Directors declared a cash dividend of $0.05 per share of Class A Common Stock. On September 8, 2023, the Company paid dividend distributions totaling $1.2 million to stockholders of record as of the close of business on August 18, 2023. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
On October 31, 2023, the Company’s Board of Directors declared a cash dividend of $0.05 per share of Class A Common Stock. On December 1, 2023, the Company paid dividend distributions totaling $1.2 million to stockholders of record as of the close of business on November 13, 2023. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur; however, the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects to not cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of December 31, 2023. The Company finalized the purchase price allocation in the fourth quarter of 2021.

Note 11 — Risk Concentrations
Customer Concentrations
During the year ended December 31, 2023, two customers, accounted for approximately 10% each of the Company’s consolidated revenue. As of December 31, 2023, approximately 20% of the consolidated accounts receivable balance was due from these customers.
For the year ended December 31, 2022, one customer accounted for approximately 10% of the Company’s consolidated revenue. As of December 31, 2022, approximately 9% of the consolidated accounts receivable balance, in aggregate, was due from this customer.
Note 12 — Income Taxes
The Company operates exclusively within the U.S. and is subject to U.S. federal and various state income tax. The effective U.S. federal income tax rate applicable to the Company for the years ended December 31, 2023 and 2022 was 23% and 6%, respectively. Total income tax expense for the year ended December 31, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes as well as certain non-deductible expenses offset by the benefit from the release of a previously recorded valuation allowance against deferred tax assets and for the year ended December 31, 2022 primarily due to the change in valuation allowance of $1.5 million and bargain purchase gain of $0.8 million.
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

	Years Ended December 31,
	2023	2022
Current expense
Federal	$0.1	$—
State	0.2	0.5
Total current expense	0.3	0.5

Deferred expense
Federal	5.6	0.2
State	1.3	0.2
Total deferred expense	6.9	0.4
Income tax expense	$7.2	$0.9

A reconciliation of the expected income tax expense on income before income taxes using the statutory federal income tax rate of 21% for 2023 and 2022 to income tax expense follows (in millions):

	December 31,
	2023	2022
Income before income taxes	$31.0	$16.0
Statutory rate	21%	21%
Income tax expense computed at statutory rate	$6.5	$3.4

Reconciling items
State income taxes, net of federal tax benefit	1.2	0.7
Bargain purchase gain	—	(0.8)
Valuation allowance	(1.7)	(1.5)
Meals	0.7	—
Non-deductible expenses and other	0.5	(0.9)
Income tax expense	$7.2	$0.9
As of December 31, 2023, the Company has net operating loss carryforwards of approximately $57.9 million, all of which are subject to section 382 limitations. Of this amount, $51.5 million of losses carryforward indefinitely with the remaining loss carried forward expiring beginning in 2034.
The tax effects of the cumulative temporary differences resulting in the net deferred income tax liability, which are shown in Deferred tax liability on the consolidated balance sheet, are as follows (in millions):

	December 31,
	2023	2022
Deferred income tax assets
Net operating loss carryforward	$12.9	$16.0
Stock based compensation	1.6	1.2
Valuation allowance	—	(1.7)
Right-of-use liability	2.2	2.7
Other	1.7	1.8
Net deferred income tax asset	$18.4	$20.0

Deferred income tax liabilities
Property and equipment	(27.3)	(21.8)
Right-of-use assets	(2.1)	(2.5)
Other	(0.3)	(0.3)
Deferred income tax liability	(29.7)	(24.6)
Net deferred income tax liability	$(11.3)	$(4.6)
Other tax matters
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of December 31, 2023, the Company had no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2020 through 2023.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of December 31, 2023, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.

Note 13 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the stockholders and the weighted average number of shares outstanding during the period for each class of common stock. Diluted earnings, or loss, per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of basic and diluted loss per share for the years ended December 31, 2023 and 2022 (in millions, except share and per share data):

	Years Ended December 31,
	2023	2022
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$23.8	$15.1
Net income attributable to Class A Common Stock	$23.8	$15.1

Diluted:
Income attributable to Ranger Energy Services, Inc.	$23.8	$15.1
Net income attributable to Class A Common Stock	$23.8	$15.1

Weighted average shares (denominator):
Weighted average number of shares - basic	24,600,151	22,969,623
Equity compensation awards	391,343	400,975
Weighted average number of shares - diluted	24,991,494	23,370,598

Basic earnings per share	$0.97	$0.66
Diluted earnings per share	$0.95	$0.65
Note 14 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its consolidated financial position or results of operations.
Note 15 — Related Party Transactions
Stockholders’ Agreement
In connection with the Offering, Ranger entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the Legacy Owners and the Bridge Loan Lenders (defined below). Among other things, the Stockholders’ Agreement provides CSL and Bayou Wells Holdings Company, LLC (“Bayou Holdings”) with the right to designate nominees to Ranger’s Board of Directors (each, as applicable, a “CSL Director” or “Bayou Director”) as follows:
•for so long as CSL beneficially owns at least 50% of Ranger’s common stock, at least three members of the Board of Directors shall be CSL Directors and at least two members of the Board of Directors shall be Bayou Directors (which may include Brett Agee or any other person that may be designated by Bayou Holdings in accordance with the terms of the Stockholders’ Agreement);
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
Payments and Purchases
The Company incurred $0.2 million and $0.3 million in expenses to CSL and other board members for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2022, amounts collected from Board member Brett Agee was approximately $0.2 million for asset sales.

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
Segment information for the years ended December 31, 2023 and 2022 is as follows (in millions):

	Year Ended December 31, 2023
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenue	$313.3	$199.1	$124.2	$—	$636.6
Cost of services	249.2	180.7	101.8	—	531.7
General and administrative	—	—	—	29.5	29.5
Depreciation and amortization	20.1	11.3	6.9	1.6	39.9
Impairment of fixed assets	—	—	—	0.4	0.4
Gain on sale of assets	—	—	—	(1.8)	(1.8)
Operating income (loss)	44.0	7.1	15.5	(29.7)	36.9
Interest expense, net	—	—	—	3.5	3.5
Income tax expense	—	—	—	7.2	7.2
Loss on debt retirement	—	—	—	2.4	2.4
Net income (loss)	$44.0	$7.1	$15.5	$(42.8)	$23.8

Capital expenditures	$17.7	$16.7	$13.7	$—	$48.1

	Year Ended December 31, 2022
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenue	$293.2	$197.0	$118.3	$—	$608.5
Cost of services	232.7	178.4	92.8	—	503.9
General and administrative	—	—	—	39.9	39.9
Depreciation and amortization	26.2	11.0	5.3	1.9	44.4
Impairment of fixed assets	—	—	—	1.3	1.3
Gain on sale of assets	—	—	—	(0.7)	(0.7)
Operating income (loss)	34.3	7.6	20.2	(42.4)	19.7
Interest expense, net	—	—	—	7.3	7.3
Income tax expense	—	—	—	0.9	0.9
Gain on bargain purchase, net of tax	—	—	—	(3.6)	(3.6)
Net income (loss)	$34.3	$7.6	$20.2	$(47.0)	$15.1

Capital expenditures	$8.2	$4.4	$6.5	$—	$19.1

Note 17 — Subsequent Events
In 2020, the U.S. government enacted the Coronavirus Aid, Relief and Security Act (the “CARES Act”) as a response to the COVID-19 pandemic, aiming to offer certain reliefs. Among the stimulus measures included in the CARES Act is a provision for an Employee Retention Credit (“ERC”), a refundable tax credit for employers who retained employees on the payroll during the pandemic. We are currently in the process of finalizing claims and anticipate receiving payment from the United States Internal Revenue Service with respect to the ERC in 2024.
In 2024, the Company has continued repurchasing shares in the open market. Total shares repurchased through February 29, 2024 amounts to 736,800 shares of the Company’s Class A Common Stock for an aggregate $7.3 million.
On March 4, 2024, the Company announced that its Board of Directors approved for a new share repurchase program authorization not to exceed $50.0 million in aggregate value. Additionally, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable April 5, 2024 to common stockholders of record at the close of business on March 15, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.

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
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures my deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Grant Thornton, LLP, the independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2023 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, as stated in their report which appears under Item 8.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in Part II, 9A. Controls and Procedures from the Company’s Form 10-K for the year ended December 31, 2022, management identified the following deficiencies in our control environment that constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022:
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

•Ineffective controls over the accounting for complex transactions.
During the year ended December 31, 2023, the Company completed its previously disclosed internal control procedures to remediate the control deficiencies that led to the material weaknesses. The following remedial actions have been taken:
•Management implemented a remediation plan to update its design and implementation of controls to remediate the deficiency related to manual journal entries and enhanced the Company's internal control environment. The Company has designed and implemented controls to prevent or detect a material misstatement resulting from certain personnel with the ability to create and post journal entries within the Company’s general ledger system. Management has designed and implemented controls over the review of all manual journal entries initiated and approved to ensure appropriate segregation of duties.
•Management has also implemented measures to design information technology general controls related to administrative user access by restricting privileged access, implemented controls over user access and enforced proper segregation of duties within IT environments based on roles and responsibilities.
•Management enhanced processes and designed and implemented additional internal controls to properly account for complex transactions. Additionally, the Company has hired additional accounting personnel and implemented training of new and existing personnel on proper execution of designed control procedures.
Any failure to maintain the improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations, cause misstatements (whether or not material) in our consolidated financial statements, and/or also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weaknesses noted above, there were no other changes in our internal control over financial reporting during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Ranger Energy Services, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ranger Energy Services, Inc. a Delaware corporation and subsidiaries (collectively, the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 5, 2024 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Grant Thornton, LLP
Houston, Texas
March 5, 2024

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Please see the information appearing in the proposal for the election of directors and under the headings “Executive Officers,” “Information Concerning Meetings and Committees of the Board of Directors,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders for the information this Item 10 requires that is incorporated herein by reference.
We have adopted a code of ethics entitled “Code of Business Ethics,” which applies to all our employees, officers and directors, a copy of which can also be found at www.rangerenergy.com.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Ethics and any waiver from any provision to it by posting such information on our website at www.rangerenergy.com.
Item 11. Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Grant Thornton, LLP, Houston, Texas, Auditor Firm ID: 248. The information required by this Item 14 will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2.2
Asset Purchase Agreement, dated July 8, 2021 by and among PerfX Wireline Services, LLC, Bravo Wireline, LLC, Ranger Energy Services, Inc., Charlie Thomas, Shelby Sullivan, Jeff Thomas and Jimmie Hayes (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021

2.3
Asset Purchase Agreement dated as of September 15, 2021, by and among Ranger Energy Acquisition, LLC, Basic Energy Services, Inc., Basic Energy Services, L.P., C&J Well Services, Inc., Taylor Industries, LLC and KVS Transportation, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

2.4
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

3.1
Amended and Restated Certificate of Incorporation of Ranger Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)

3.2
Amended and Restated Bylaws of Ranger Energy Services, Inc. adopted October 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on October 31, 2023)

*4.1	Description of Registered Securities
4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
4.3	Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.1
Amended and Restated Limited Liability Company Agreement of RNGR Energy Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 22, 2017)

10.2†
Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.3†
Amendment to Ranger Energy Services, Inc. 2017 Long Term Incentive Plan dated May 30, 2019. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on May 30, 2019)

10.4†
Amendment to Ranger Energy Services, Inc. 2017 Long Term Incentive Plan dated May 20, 2022. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on June 1, 2022)

10.5†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.6†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan.(2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 5, 2023)

10.7†
Form of Restricted Stock Agreement (Directors) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form S‑8 Registration Statement(File No. 333‑220018) filed with the Commission on August 17, 2017)

10.8†
Form of Restricted Stock Agreement (Directors) under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan dated 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on October 31, 2023)

10.9†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2020) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10‑K (File No. 001‑38183) filed with the Commission on February 26, 2021)

10.10†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2021) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10‑K (File No. 001‑38183) filed with the Commission on March 13, 2023).

10.11†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2022) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10‑K (File No. 001‑38183) filed with the Commission on March 13, 2023).

10.12†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2023) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 5, 2023).

10.13†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement with Floor (2023) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 5, 2023).

10.14	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.15
Tax Receivable Termination and Settlement Agreement entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on October 4, 2021).

10.16†	Indemnification Agreement (Brett T. Agee) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.17†	Indemnification Agreement (Charles S. Leykum) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.18†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.19†	Indemnification Agreement (Michael C. Kearney) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on July 31, 2018)
*10.20†	Indemnification Agreement (Carla Mashinski)
*10.21†	Indemnification Agreement (Sean Woolverton)
10.22†
Indemnification Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

10.23†
Indemnification Agreement, dated as of September 1, 2021, by and between the Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.24†
Employment Agreement, dated as of September 1, 2021, by and between Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.25†
Employment Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

10.26	Master Financing and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 22, 2018)
10.27
Credit Agreement dated May 31, 2023, by and among RNGR Energy Services, LLC and certain of its subsidiaries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on May 31, 2023).

10.28
Debt, Commitment Letter, dated as of September 10, 2021, by and among RNGR Energy Services, LLC, Eclipse Business Capital, LLC and Eclipse Business Capital SPV, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 29, 2021).

10.29
Loan and Security Agreement, dated as of September 27, 2021, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital LLC, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on September 29, 2021).

10.30
First Amendment to the Loan and Security Agreement, dated January 7, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on January 13, 2022).

10.31
Fourth Amendment to the Loan and Security Agreement, dated September 23, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K (File No. 001-38183) filed with the Commission on March 13, 2023).

10.32
Secured Promissory Note, date July 8, 2021 by and among Bravo Wireline, LLC and Chief Investments, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021).

10.33
Guaranty Agreement, dated as of July 8, 2021 by Ranger Energy Services, Inc. in favor of Chief Investments, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-38183) filed with the Commission on July 30, 2021).

10.34†
Securities Purchase Agreement entered into as of September 10, 2021, by and between Ranger Energy Services, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.35
Registration Rights Agreement made and entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., and each of the parties listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.36†
Voting Agreement, dated as of September 10, 2021, entered into by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

*21.1	List of subsidiaries of Ranger Energy Services, Inc.
*23.1	Consent of Grant Thornton, LLP
*23.2	Consent of BDO USA, P.C.
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*97.1	Ranger Energy Services, Inc. Clawback Policy
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.INS	XBRL Instance Document
*101.LAB	XBRL Labels Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.SCH	XBRL Schema Document
_________________________

*	Filed as an exhibit to this Annual Report on Form 10-K
**	Furnished as an exhibit to this Annual Report on Form 10-K
†	Compensatory plan or arrangement
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

Ranger Energy Services, Inc.

/s/ Stuart N. Bodden	March 5, 2024
Stuart N. Bodden	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart N. Bodden	President, Chief Executive Officer and Director	March 5, 2024
Stuart N. Bodden	(Principal Executive Officer)

/s/ Melissa K. Cougle	Chief Financial Officer	March 5, 2024
Melissa K. Cougle	(Principal Financial Officer)

/s/ Michael Kearney	Chairman of the Board	March 5, 2024
Michael Kearney

/s/ Brett T. Agee	Director	March 5, 2024
Brett T. Agee

/s/ Krishna Shivram	Director	March 5, 2024
Krishna Shivram

/s/ Charles S. Leykum	Director	March 5, 2024
Charles S. Leykum

/s/ Carla Mashinski	Director	March 5, 2024
Carla Mashinski

/s/ Sean Woolverton	Director	March 5, 2024
Sean Woolverton