Form 10-Q
period 2024-03-31
Ranger Energy Services, Inc.
filed 2024-05-07
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 22,883,296 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “should,” “intend,” “could,” “believe,” “anticipate,” “estimate,” “expect,” “outlook,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements represent Ranger’s expectations or beliefs concerning future events, and it is possible that the results described in this Quarterly Report will not be achieved.
These forward-looking statements are subject to risks, uncertainties,and other factors, many of which are outside of Ranger’s control. Should one or more of these risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), those set forth from time-to-time in other filings by the Company with the SEC, and those in this Form 10-Q, including the following factors:
•reductions in capital spending by participants in the oil and natural gas industry;
•volatility of oil and natural gas prices, as well as fuel conservation measures, impacting the supply and demand for oil and natural gas;
•capital expenditures for new equipment as we grow our operations and capital expenditures resulting from environmental initiatives, new regulatory requirements, and advancements in oilfield services technologies;
•intense competition (including as to pricing) that may cause us to lose market share and could negatively affect our ability to market our services and expand our operations;
•reduced demand for our services, including as a result of fuel conservation measures and resulting reduction in demand for oil and natural gas;
•difficulties we may have managing the growth of our business, including through potential future acquisitions and mergers, which could adversely affect our financial condition and results of operations;
•customer concentrations and reliance upon a few large customers that may adversely affect our revenue and operating results;
•increasing competition for workers, as well as labor shortages, and challenges to our ability to attract, hire, and retain qualified and skilled employees;
•unsatisfactory safety performance may negatively affect our current and future customer relationships, and to the extent we fail to retain existing customers or attract new customers, adversely impact our revenue;
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
•cybersecurity and data privacy risks, including interruptions, failures or attacks in our information technology system;
•interest rate risk as a result of our revolving credit facility and financing agreement to fund operations;

•certain restrictions under the terms of our Wells Fargo Revolving Credit Facility may limit our future ability to pay cash dividends;
•liquidity and access to capital that could result in challenges and vulnerabilities associated with our ability to secure the necessary financial resources to support its operations, growth, and strategic initiatives;
•potential challenges, uncertainties, and risks associated with the rapid development and adoption of new technologies that could displace our existing asset base or impact traditional oil and gas operations, including automation, artificial intelligence, and renewable energy solutions;
•sufficiency of our insurance program to adequately protect against potential risks and liabilities;
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
Our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC. Those documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval system at www.sec.gov.
All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, any forward-looking statements speak only as of the date on which it is made. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this cautionary section, to reflect events or circumstances after the date of this Quarterly Report.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$11.1	$15.7
Accounts receivable, net	70.6	85.4
Contract assets	21.2	17.7
Inventory	6.4	6.4
Prepaid expenses	6.6	9.6
Assets held for sale	0.6	0.6
Total current assets	116.5	135.4

Property and equipment, net	223.1	226.3
Intangible assets, net	6.1	6.3
Operating leases, right-of-use assets	8.9	9.0
Other assets	0.9	1.0
Total assets	$355.5	$378.0

Liabilities and Stockholders' Equity
Accounts payable	$21.7	$31.3
Accrued expenses	27.0	29.6
Other financing liability, current portion	0.6	0.6
Long-term debt, current portion	—	0.1
Short-term lease liability	7.4	7.3
Other current liabilities	1.3	0.1
Total current liabilities	58.0	69.0

Long-term lease liability	14.2	14.9
Other financing liability	10.8	11.0
Deferred tax liability	10.8	11.3
Total liabilities	93.8	106.2

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 25,942,816 shares issued and 22,738,588 shares outstanding as of March 31, 2024; 25,756,017 shares issued and 23,398,689 shares outstanding as of December 31, 2023	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Less: Class A Common Stock held in treasury at cost; 3,204,228 treasury shares as of March 31, 2024 and 2,357,328 treasury shares as of December 31, 2023	(31.6)	(23.1)
Retained earnings	26.5	28.4
Additional paid-in capital	266.5	266.2
Total stockholders' equity	261.7	271.8
Total liabilities and stockholders' equity	$355.5	$378.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue
High specification rigs	$79.7	$77.5
Wireline services	32.8	49.9
Processing solutions and ancillary services	24.4	30.1
Total revenue	136.9	157.5

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	66.3	60.1
Wireline services	32.6	45.7
Processing solutions and ancillary services	21.9	25.1
Total cost of services	120.8	130.9
General and administrative	6.7	8.4
Depreciation and amortization	11.2	10.0
Gain on sale of assets	(1.3)	(1.0)
Total operating expenses	137.4	148.3

Operating income (loss)	(0.5)	9.2

Other expenses
Interest expense, net	0.8	1.2
Total other expenses	0.8	1.2

Income (loss) before income tax expense (benefit)	(1.3)	8.0
Income tax expense (benefit)	(0.5)	1.8
Net income (loss)	(0.8)	6.2

Income (loss) per common share
Basic	$(0.04)	$0.25
Diluted	$(0.03)	$0.25
Weighted average common shares outstanding
Basic	22,738,286	24,940,335
Diluted	22,922,284	25,209,980
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended March 31,
	2024	2023	2024	2023
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	25,756,017	25,446,292	$0.3	$0.3
Issuance of shares under share-based compensation plans	261,072	318,482	—	—
Shares withheld for taxes on equity transactions	(74,273)	(87,101)	—	—
Balance, end of period	25,942,816	25,677,673	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(2,357,328)	(551,828)	$(23.1)	$(3.8)
Repurchase of Class A Common Stock	(846,900)	(39,400)	(8.5)	(0.4)
Balance, end of period	(3,204,228)	(591,228)	$(31.6)	$(4.2)

Retained Earnings
Balance, beginning of period			$28.4	$7.2
Net income (loss)			(0.8)	6.2
Dividends declared			(1.1)	—
Balance, end of period			$26.5	$13.4

Additional paid-in capital
Balance, beginning of period			$266.2	$262.6
Equity based compensation			1.2	1.1
Shares withheld for taxes for equity compensation			(0.9)	(1.0)
Balance, end of period			$266.5	$262.7

Total shareholders’ equity
Balance, beginning of period			$271.8	$266.3
Net income (loss)			(0.8)	6.2
Dividends declared			(1.1)	—
Equity based compensation			1.2	1.1
Shares withheld for taxes for equity compensation			(0.9)	(1.0)
Repurchase of Class A Common Stock			(8.5)	(0.4)
Balance, end of period			$261.7	$272.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(0.8)	$6.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.2	10.0
Equity based compensation	1.3	1.1
Gain on disposal of property and equipment	(1.3)	(1.0)
Deferred income tax expense (benefit)	(0.5)	1.9
Other expense, net	0.2	1.1
Changes in operating assets and liabilities
Accounts receivable	14.7	12.3
Contract assets	(3.6)	(5.3)
Inventory	—	(0.8)
Prepaid expenses and other current assets	3.0	1.5
Other assets	0.1	0.3
Accounts payable	(9.5)	3.3
Accrued expenses	(2.6)	(12.3)
Other current liabilities	0.2	0.2
Other long-term liabilities	(0.4)	(1.1)
Net cash provided by operating activities	12.0	17.4

Cash Flows from Investing Activities
Purchase of property and equipment	(6.5)	(5.4)
Proceeds from disposal of property and equipment	0.8	4.3
Net cash used in investing activities	(5.7)	(1.1)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	2.1	167.7
Principal payments on Revolving Credit Facility	(2.1)	(169.1)
Principal payments on financing lease obligations	(1.3)	(1.3)
Principal payments on Secured Promissory Note	—	(0.6)
Principal payments on other financing liabilities	(0.1)	(0.2)
Principal payments on Eclipse M&E Term Loan Facility	—	(0.6)
Shares withheld for equity compensation	(0.9)	(1.0)
Payments on Other Installment Purchases	(0.1)	(0.1)
Repurchase of Class A Common Stock	(8.5)	(0.4)
Net cash used in financing activities	(10.9)	(5.6)

Increase (decrease) in cash and cash equivalents	(4.6)	10.7
Cash and cash equivalents, Beginning of Period	15.7	3.7
Cash and cash equivalents, End of Period	$11.1	$14.4

Supplemental Cash Flow Information
Interest paid	$0.4	$0.3
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$0.1	$—
Additions to fixed assets through installment purchases and financing leases	$(0.9)	$(1.5)
Additions to fixed assets through asset trades	$2.6	$—
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
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our completion, production, and pump down service lines.
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, plug and abandonment, logistics, snubbing and coil tubing, and processing solutions.
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
•Collectability of accounts receivable and estimates of allowance for credit losses;
•Income taxes; and
•Equity-based compensation.
New Accounting Pronouncements
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
Note 3 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of March 31, 2024, the Company classified $0.6 million of land and buildings within our High Specification Rigs segment as held for sale as they are being actively marketed. As of March 31, 2023, the Company classified $0.6 million and $0.4 million of land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, respectively, as held for sale as they were being actively marketed. For the three months ended March 31, 2023, the Company recognized a gain on assets previously classified as held for sale of $1.8 million and recognized a loss on the sale of assets previously held in Property and equipment, net of $0.8 million, which nets to the $1.0 million gain on sale of assets on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company recognized a gain on assets previously held in Property and equipment, net of $1.3 million, which is shown on the Condensed Consolidated Statements of Operations.

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	March 31, 2024	December 31, 2023
High specification rigs	15	$141.7	$138.4
Machinery and equipment	3 - 30	200.8	189.2
Vehicles	3 - 15	51.3	53.8
Other property and equipment	5 - 25	20.5	19.9
Property and equipment		414.3	401.3
Less: accumulated depreciation		(202.8)	(196.6)
Construction in progress		11.6	21.6
Property and equipment, net		$223.1	$226.3
On August 9, 2023, pursuant to an asset purchase agreement dated August 4, 2023, the Company acquired certain fixed assets from Pegaso Energy Services, LLC (“Pegaso acquisition”) for consideration of $7.3 million paid in cash. The fixed assets acquired from Pegaso were primarily engaged in pump down services for its customers. Under ASC 805 Business Combination, the Company accounted for the Pegaso acquisition as an asset acquisition. The consideration paid is similar to the fair value of the assets acquired and the Company allocated the consideration paid to each of the assets following the cost accumulation model. As of March 31, 2024, twelve of the fifteen acquired pumps are in service and are included in machinery and equipment. As of March 31, 2024, the remaining three acquired pumps are classified as construction in progress. The Company is completing repairs on these assets prior to transfer to depreciable fixed asset accounts.
Depreciation expense was $11.0 million and $9.8 million for the three months ended March 31, 2024 and 2023, respectively.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2024	December 31, 2023
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(5.3)	(5.1)
Intangible assets, net		$6.1	$6.3
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Amount
2025	$0.7
2026	0.7
2027	0.7
2028	0.6
2029	0.5
Thereafter	2.9
Total	$6.1

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2024	December 31, 2023
Accrued payables	$13.7	$13.0
Accrued compensation	10.0	13.7
Accrued taxes	2.0	1.7
Accrued insurance	1.3	1.2
Accrued expenses	$27.0	$29.6
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three months ended March 31, 2024 and 2023, are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Short-term lease costs	$3.3	$5.3
Operating lease costs	$0.8	$0.8
Operating cash outflows from operating leases	$0.8	$0.8

Weighted average remaining lease term	3.4 years	4.2 years
Weighted average discount rate	8.1%	8.1%
As of March 31, 2024, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2025	$3.4
2026	3.3
2027	2.8
2028	1.2
2029	0.3
Total future minimum lease payments	11.0
Less: amount representing interest	(1.4)
Present value of future minimum lease payments	9.6
Less: current portion of operating lease obligations	(2.8)
Long-term portion of operating lease obligations	$6.8
Finance Leases
The Company leases certain assets, primarily automobiles, under finance leases with terms that are generally three to five years. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of the estimated useful lives or over the lease term. The finance leases are included in Property and equipment, net, Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.

Lease costs and other information related to finance leases for the three months ended March 31, 2024 and 2023, are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Amortization of finance leases	$1.3	$0.8
Interest on lease liabilities	$0.5	$0.3
Financing cash outflows from finance leases	$1.3	$1.3

Weighted average remaining lease term	2.3 years	1.7 years
Weighted average discount rate	6.1%	4.3%
As of March 31, 2024, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2025	$5.6
2026	4.1
2027	2.9
2028	1.2
Total future minimum lease payments	13.8
Less: amount representing interest	(1.8)
Present value of future minimum lease payments	12.0
Less: current portion of finance lease obligations	(4.6)
Long-term portion of finance lease obligations	$7.4
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
As of March 31, 2024, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending March 31,	Total
2025	$0.6
2026	0.7
2027	0.7
2028	0.8
2029	0.9
Thereafter	7.7
Total future minimum lease payments	$11.4
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	March 31, 2024	December 31, 2023
Wells Fargo Revolving Credit Facility	$—	$—
Installment Purchases	—	0.1
Total Debt	—	0.1
Current portion of long-term debt	—	(0.1)
Long term-debt, net	$—	$—
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of March 31, 2024.

In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the three months ended March 31, 2024.
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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $58.6 million, which was based on a borrowing base certificate in effect as of March 31, 2024. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility. The Company does have a $3.2 million of Letters of Credit open under the facility, leaving a residual $55.4 million available for borrowings as of March 31, 2024. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the three months ended March 31, 2024.
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
For the three months ended March 31, 2023, the Company made principal payments to the Eclipse M&E Term Loan Facility of $0.6 million. On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $10.4 million associated with the Eclipse M&E Term Loan Facility for the five months ended May 31, 2023. Of this amount, $8.4 million was outstanding at the time of debt extinguishment, and repaid utilizing funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
On August 16, 2022, the Company had fully repaid the Eclipse Term Loan B Facility and Eclipse M&E Term Loan Facility, making principal payments totaling $12.4 million and $1.5 million, respectively.
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
For the three months ended March 31, 2023, the Company made principal payments to the Secured Promissory Note totaling $0.6 million. For the five months ended May 31, 2023, the Company made principal payments to the Secured Promissory Note totaling $6.2 million, of which $5.4 million was related to the debt extinguishment and was repaid utilizing funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2024, the aggregate principal balance outstanding under the Installment Agreements was less than $0.1 million and is payable ratably over 36 months from the time of each purchase. For the three months ended March 31, 2024 and three months ended March 31, 2023 the Company paid down the Installment Agreements by $0.1 million and $0.1 million, respectively. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the three months ended March 31, 2024, the Company granted approximately 372,800 RSAs, with an approximated aggregate value of $3.8 million. As of March 31, 2024, there was an aggregate $7.3 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 2.2 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the three months ended March 31, 2024, the Company granted approximately 123,600 target shares of market-based performance stock units, of which 61,800 were granted at a relative grant date fair value of approximately $14.13 per share and 61,800 were granted at an absolute grant date fair value of approximately $11.35 per share. Additionally, the Company granted approximately 62,000 target shares of market-based performance stock units with a specified floor price per share, of which 31,000 were granted a relative grant date fair value of approximately $9.57 and 31,000 were granted at an absolute grant date fair value of approximately $10.54 per share. Shares granted during the three months ended March 31, 2024 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2026. As of March 31, 2024, there was an aggregate $4.7 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.6 years.
Share Repurchases
On March 7, 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is specific for the next 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027.
During the three months ended March 31, 2024, the Company repurchased 846,900 shares of the Company’s Class A Common Stock for an aggregate $8.5 million, net of tax on the open market. As of March 31, 2024, an aggregate of 2,652,400 shares of Class A Common Stock were purchased for a total of $27.5 million, net of tax since the inception of the repurchase plan announced on March 7, 2023. The Company has accrued stock repurchase excise tax of $0.2 million for the three months ended March 31, 2024.
Dividends
On March 4, 2024, the Company’s Board of Directors declared a cash dividend of $0.05 per share of Class A Common Stock. On April 5, 2024, the Company paid dividend distributions totaling $1.1 million to stockholders of record as of the close of business on March 15, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. Should the Company fail to maintain the specified minimum level of purchases, a forfeiture event would occur; however, the Company may elect to cure the forfeiture event through a cash payment to XConnect. If the Company elects not to cure the forfeiture event, the ownership percentage would reduce to 15%. Upon the occurrence of a second uncured forfeiture event, the warrant is deemed to be cancelled. The value of the warrant by the Company is negligible as of March 31, 2024. The Company finalized the purchase price allocation in the fourth quarter of 2021.
Note 11 — Risk Concentrations
Customer Concentrations
During the three months ended March 31, 2024, four customers accounted for approximately 12%, 11%, 10% and 10%, respectively, of the Company’s consolidated revenues. As of March 31, 2024, approximately 43% of the net accounts receivable balance was due from these four customers.
During the three months ended March 31, 2023, two customers accounted for approximately 10% each of the Company’s consolidated revenue. As of March 31, 2023, approximately 15% of the net accounts receivable balance, in aggregate, was due from these two customers.
Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2024 and 2023 was 27.0% and 24.0%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Other Tax Matters
Total income tax expense (benefit) for the three months ended March 31, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses offset by the benefit from the release of a previously recorded valuation allowance against deferred tax assets.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2024, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2020 through 2023.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2024, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.

Note 13 — Earnings (Loss) per Share
Earnings (loss) per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings (loss) per share were as follows (in millions, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Income (loss) (numerator):
Basic:
Income (loss) attributable to Ranger Energy Services, Inc.	$(0.8)	$6.2
Net income (loss) attributable to Class A Common Stock	$(0.8)	$6.2

Diluted:
Income (loss) attributable to Ranger Energy Services, Inc.	$(0.8)	$6.2
Net income (loss) attributable to Class A Common Stock	$(0.8)	$6.2

Weighted average shares (denominator):
Weighted average number of shares - basic	22,738,286	24,940,335
Effect of share-based awards	183,998	269,645
Weighted average number of shares - diluted	22,922,284	25,209,980

Basic income (loss) per share	$(0.04)	$0.25
Diluted income (loss) per share	$(0.03)	$0.25
During the three months ended March 31, 2024 and 2023, the Company excluded 0.1 million and 0.2 million, respectively, of equity-based awards in calculating diluted income per share, as the effect was anti-dilutive.
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

Processing Solutions and Ancillary Services.  Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, plug and abandonment snubbing, and processing solutions.
Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.
Certain segment information for the three months ended March 31, 2024 and 2023 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2024
Revenue	$79.7	$32.8	$24.4	$—	$136.9
Cost of services	66.3	32.6	21.9	—	120.8
Depreciation and amortization	5.6	3.1	2.0	0.5	11.2
Operating income (loss)	7.8	(2.9)	0.5	(5.9)	(0.5)
Net income (loss)	$7.8	$(2.9)	$0.5	$(6.2)	$(0.8)

Capital expenditures	$3.9	$0.9	$1.7	$—	$6.5

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2023
Revenue	$77.5	$49.9	$30.1	$—	$157.5
Cost of services	60.1	45.7	25.1	—	130.9
Depreciation and amortization	5.5	2.4	1.6	0.5	10.0
Operating income (loss)	11.9	1.8	3.4	(7.9)	9.2
Net income (loss)	$11.9	$1.8	$3.4	$(10.9)	$6.2

Capital expenditures	$2.1	$1.3	$4.3	$—	$7.7
Note 16 — Subsequent Events
On May 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable May 31, 2024 to common stockholders of record at the close of business on May 17, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements are issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices and demand for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read the Cautionary Statement Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Risk Factors” in this Quarterly Report and in our Annual Report. We assume no obligation to update any of these forward-looking statements except as required by law. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. (“Ranger, Inc.”) and its consolidated subsidiaries.

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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
The outlook for the majority of the Company’s business lines remains stable. Despite drilling and completion activity declines during 2023, the Company was able to maintain consistent performance through most quarters with declines in some service line occurring at the start of 2024 due to increased competition and seasonality. Activity levels have since recovered in most service lines and, going forward, we anticipate the global economy and, commodity prices as a consequence, will show continued stability providing a constructive demand backdrop for our services. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2024. Furthermore, both EIA and OPEC+ are projecting for global oil inventories to decline due to flat production and increasing oil consumption in 2024. OPEC+ is projecting oil demand to rise by 2.25 million barrels per day in 2024 and by 1.85 million barrels per day in 2025, driving continued investment and growth in the sector. Consolidation occurring at the E&P operator level within the energy industry is expected to impact U.S. onshore activity levels although the full extent of this impact is not yet known. The Company does expect that short to medium term activity will be varied from this consolidation but, over the long-term, the Company expects favorable preference from these larger organizations where the well-established processes and systems of Ranger are more valued.
The Company believes current geopolitical events will continue to have an impact on our industry. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.
Financial Metrics
How We Generate Revenue
Rig hours and stage counts, as it relates to our High Specification Rigs and parts of our Wireline Services segments, respectively, are important indicators of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked. Stage counts represent the number of completed stages during the periods presented for the completion service line within our Wireline Services segment. Generally, during the period our services are being provided, our customers are billed on an hourly basis for our high specification rig services or, as it relates to our wireline services, customers are billed upon the completion of the well, on a monthly basis, or on a per job basis. The rates for which the customer is billed is generally predetermined based upon a contractual agreement.
Costs of Conducting Our Business
The principal costs associated with conducting our business are personnel, repairs and maintenance, general and administrative, and depreciation expense.
Cost of Services. The primary costs associated with our cost of services are related to personnel expenses, lease costs, repairs and maintenance of our fixed assets and, additionally, as it relates to our Wireline Services segment, perforating and gun costs. A significant portion of these expenses are variable, and therefore typically managed based on industry conditions and demand for our services. Further, there is generally a correlation between our revenue generated and personnel and repairs and maintenance costs, which are dependent upon the operational activity.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense or benefit, depreciation and amortization, equity‑based compensation, acquisition‑related costs, severance and reorganization costs, gain or loss on disposal of property and equipment, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Three Months Ended
	March 31,		Variance
	2024	2023	$	%
Revenue
High specification rigs	$79.7	$77.5	$2.2	3%
Wireline services	32.8	49.9	(17.1)	(34)%
Processing solutions and ancillary services	24.4	30.1	(5.7)	(19)%
Total revenue	136.9	157.5	(20.6)	(13)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	66.3	60.1	6.2	10%
Wireline services	32.6	45.7	(13.1)	(29)%
Processing solutions and ancillary services	21.9	25.1	(3.2)	(13)%
Total cost of services	120.8	130.9	(10.1)	(8)%
General and administrative	6.7	8.4	(1.7)	(20)%
Depreciation and amortization	11.2	10.0	1.2	12%
Gain on sale of assets	(1.3)	(1.0)	(0.3)	30%
Total operating expenses	137.4	148.3	(10.9)	(7)%

Operating income (loss)	(0.5)	9.2	(9.7)	(105)%

Other expenses
Interest expense, net	0.8	1.2	(0.4)	(33)%
Total other expenses	0.8	1.2	(0.4)	(33)%

Income (loss) before income tax expense (benefit)	(1.3)	8.0	(9.3)	(116)%
Income tax expense (benefit)	(0.5)	1.8	(2.3)	(128)%
Net income (loss)	$(0.8)	$6.2	$(7.0)	(113)%
Revenue. Revenue for the three months ended March 31, 2024 decreased $20.6 million, or 13%, to $136.9 million from $157.5 million for the three months ended March 31, 2023. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended March 31, 2024 increased $2.2 million, or 3%, to $79.7 million from $77.5 million for the three months ended March 31, 2023. The revenue increase is attributable to customer and asset mix reflecting relatively consistent pricing and operating levels quarter over quarter, as the average revenue per rig hour increased 4% to $718 for the three months ended March 31, 2024 from $689 for the three months ended March 31, 2023 offset by decreased total rig hours to 111,000 for the three months ended March 31, 2024 from 112,500 for three months ended March 31, 2023. Although revenue was essentially flat, the Company experienced material downtime events during three months ended March 31, 2024 due to a safety event that occurred on a non-Ranger rig that was outside of its control as well as weather related impacts. Our 24-hour completion focused High Specification Rig work faced pressure during the three months ended March 31, 2024 resulting in rig transitions between clients with the resulting downtime impacting margins for the quarter.
Wireline Services. Wireline Services revenue for the three months ended March 31, 2024 decreased $17.1 million, or 34%, to $32.8 million from $49.9 million for the three months ended March 31, 2023. The decreased revenue was primarily attributable to a decrease in completion services revenue of $15.8 million where there was a 47% decrease in completed stage counts to 3,400 for the three months ended March 31, 2024 from 6,400 for the three months ended March 31, 2023. This decrease in completion services and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins and was due to both the Company's decision to close the completions service line in the South region, as part of a shift in activity from completions work to production, and additional competitive dynamics entering the North region during the three months ended March 31, 2024. Pump down services revenue decreased $0.3 million and production services decreased $1.0 million due to lower seasonal demand than during the prior year quarter. The Company has made a series of adjustments for the three months ended March 31, 2024 to the fixed costs associated with Wireline Services lines to improve margins on a go-forward basis.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended March 31, 2024 decreased $5.7 million, or 19%, to $24.4 million from $30.1 million for the three months ended March 31, 2023. The decrease in revenue is primarily attributable to decreased activity in our coil tubing service lines and snubbing services, which amounted to decreased revenue of $4.5 million and $0.8 million, respectively. Coil tubing services revenue declined in the North region due to increased competition from lower-priced units during the winter and seasonal lulls in activity. The Company has seen a recovery in coil tubing activity beginning in April 2024 along with increasing activity in other Ancillary Services lines.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended March 31, 2024 decreased $10.1 million, or 8%, to $120.8 million from $130.9 million for the three months ended March 31, 2023. As a percentage of revenue, cost of services was 88% and 83% for the three months ended March 31, 2024 and 2023, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended March 31, 2024 increased $6.2 million, to $66.3 million from $60.1 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, travel costs, and repair and maintenance costs of $4.6 million, $0.8 million and $0.7 million, respectively. As a percentage of High Specification Rigs revenue, cost of services increased 5% from the prior year period, due to an increase in medical costs of $1.6 million as well as the holding of crew and associated costs during periods of downtime and weather.
Wireline Services. Wireline Services cost of services for the three months ended March 31, 2024 decreased $13.1 million, or 29%, to $32.6 million from $45.7 million for the three months ended March 31, 2023. The decrease in wireline services cost of sales was primarily attributable to declines in completion services costs of $15.0 million as the Company reorganized this service line during the year to focus on more profitable service lines. As a percentage of Wireline Services revenue, cost of services increased from 92% for the three months ended March 31, 2023 to 99% for the three months ended March 31, 2024 primarily due to declining operating leverage due to lower activity levels. The Company completed further restructurings and cost reductions in this segment during the first quarter of 2024 to improve profitability going forward.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended March 31, 2024 decreased $3.2 million, or 13%, to $21.9 million from $25.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to decreased employee and fuel costs which accounted for $1.0 million and $0.8 million, respectively driven by lower operational activity in our coil tubing and snubbing services. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services increased from 83% for the three months ended March 31, 2023 to 90% for the three months ended March 31, 2024 primarily due to lower activity levels related to increased competition and seasonal lulls.
General & Administrative. General and administrative expenses for the three months ended March 31, 2024 decreased $1.7 million, or 20%, to $6.7 million from $8.4 million for the three months ended March 31, 2023. The decrease in general and administrative expenses is primarily due to decreased employee costs and legal expenses for the three months ended March 31, 2024.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2024 increased $1.2 million, or 12%, to $11.2 million from $10.0 million for the three months ended March 31, 2023. The increase was attributable to capital expenditures added during the latter half of 2023 into 2024.
Interest Expense, net. Interest expense, net for the three months ended March 31, 2024 decreased $0.4 million, or 33%, to $0.8 million from $1.2 million for the three months ended March 31, 2023. The decrease to net interest expense was attributable to reduced borrowings.
Income Tax Expense or Benefit. Income tax expense for the three months ended March 31, 2024 decreased $2.3 million, or 128%, to a tax benefit of $0.5 million from a tax expense of $1.8 million for the three months ended March 31, 2023. The decrease in tax expense was attributable to the increase in net operating loss utilization in the current quarter, coupled with a decrease in net income.
Net Income (loss). Net loss for the three months ended March 31, 2024 decreased $7.0 million, or 113%, to a loss of $0.8 million from an income of $6.2 million for the three months ended March 31, 2023. The decrease in net income was primarily driven by reduced activity in Wireline Services and Processing Solutions and Ancillary Services segments.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense or benefit, depreciation and amortization, equity-based compensation, gain or loss on disposal of property and equipment, acquisition costs, severance and reorganization costs, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2024
Net income (loss)	$7.8	$(2.9)	$0.5	$(6.2)	$(0.8)
Interest expense, net	—	—	—	0.8	0.8
Income tax benefit	—	—	—	(0.5)	(0.5)
Depreciation and amortization	5.6	3.1	2.0	0.5	11.2
EBITDA	13.4	0.2	2.5	(5.4)	10.7
Equity based compensation	—	—	—	1.2	1.2
Gain on disposal of property and equipment	—	—	—	(1.3)	(1.3)
Acquisition related costs	0.2	—	—	0.1	0.3
Adjusted EBITDA	$13.6	$0.2	$2.5	$(5.4)	$10.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2023
Net income (loss)	$11.9	$1.8	$3.4	$(10.9)	$6.2
Interest expense, net	—	—	—	1.2	1.2
Income tax expense	—	—	—	1.8	1.8
Depreciation and amortization	5.5	2.4	1.6	0.5	10.0
EBITDA	17.4	4.2	5.0	(7.4)	19.2
Equity based compensation	—	—	—	1.1	1.1
Gain on disposal of property and equipment	—	—	—	(1.0)	(1.0)
Severance and reorganization costs	—	—	—	0.2	0.2
Acquisition related costs	—	—	—	0.6	0.6
Adjusted EBITDA	$17.4	$4.2	$5.0	$(6.5)	$20.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(4.1)	$(4.7)	$(2.9)	$4.7	$(7.0)
Interest expense, net	—	—	—	(0.4)	(0.4)
Income tax expense (benefit)	—	—	—	(2.3)	(2.3)
Depreciation and amortization	0.1	0.7	0.4	—	1.2
EBITDA	(4.0)	(4.0)	(2.5)	2.0	(8.5)
Equity based compensation	—	—	—	0.1	0.1
Gain on disposal of property and equipment	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	—	—	—	(0.2)	(0.2)
Acquisition related costs	0.2	—	—	(0.5)	(0.3)
Adjusted EBITDA	$(3.8)	$(4.0)	$(2.5)	$1.1	$(9.2)
Adjusted EBITDA for the three months ended March 31, 2024 decreased $9.2 million to $10.9 million from $20.1 million for the three months ended March 31, 2023. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2024 decreased $3.8 million to $13.6 million from $17.4 million for the three months ended March 31, 2023, due to an increase in cost of services of $6.2 million, slightly offset by increased revenue of $2.2 million. The primary driver of increasing costs was carrying of crew and associated rig costs during periods of downtime during the first quarter of 2024 as well as inflationary pressures year over year.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended March 31, 2024 decreased $4.0 million to $0.2 million from $4.2 million for the three months ended March 31, 2023, due to decreased operating activity resulting in revenue declines of $17.1 million, partially offset by a corresponding decrease in cost of services of $13.1 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended March 31, 2024 decreased $2.5 million to $2.5 million from $5.0 million for the three months ended March 31, 2023, due to decreased revenue of $5.7 million, partially offset by a corresponding decrease in cost of services of $3.2 million.
Other. Other Adjusted EBITDA for the three months ended March 31, 2024 improved $1.1 million to a loss of $5.4 million from a loss of $6.5 million for the three months ended March 31, 2023 due to lower general and administrative costs year over year. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of March 31, 2024, we had total liquidity of $66.5 million, consisting of $11.1 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $55.4 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $58.6 million, net of $3.2 million of Letters of Credit open under the facility. This compares to the Company’s available borrowings under the EBC Revolving Credit Facility of $55.6 million and $69.4 million as of March 31, 2023 and December 31, 2023, respectively. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in millions)
Net cash provided by operating activities	$12.0	$17.4	$(5.4)	(31)%
Net cash used in investing activities	(5.7)	(1.1)	(4.6)	(418)%
Net cash used in financing activities	(10.9)	(5.6)	(5.3)	(95)%
Net change in cash	$(4.6)	$10.7	$(15.3)	(143)%
Operating Activities
Net cash from operating activities decreased $5.4 million to $12.0 million for three months ended March 31, 2024 compared to $17.4 million for the three months ended March 31, 2023. The change in cash flows from operating activities is primarily attributable to a decrease in operating income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Cash created from working capital increased $3.3 million to $2.2 million for the three months ended March 31, 2024, compared to the use of working capital of $1.1 million for the three months ended March 31, 2023 due to improvements in collections activities in the most recent quarter.
Investing Activities
Net cash used in investing activities increased $4.6 million to $5.7 million for three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023. The change in cash flows from investing activities is largely attributable to slight increases in fixed asset additions that took place during the three months ended March 31, 2024 and less proceeds from asset disposals relative to those that occurred during the three months ended March 31, 2023.

Financing Activities
Net cash used in financing activities increased $5.3 million from $5.6 million for the three months ended March 31, 2023 to $10.9 million for the three months ended March 31, 2024. Cash used in financing activities for the three months ended March 31, 2024 primarily was allocated to the repurchase of Class A Common Stock (see Item 1. Financial Information— Note 10 — Equity). The Company consolidated its debt and repaid the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note with borrowings from the new Wells Fargo Revolving Credit Facility (see Item 1. Financial Information— Note 9 — Debt). The repayment is primarily attributable to the increased ability to pay down debt in 2023 with proceeds from operating activities.
Supplemental Disclosures
During the three months ended March 31, 2024, the Company added fixed assets of $0.8 million and $2.6 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $58.5 million as of March 31, 2024, compared to $66.4 million as of December 31, 2023. The decrease in working capital can be attributed to a lower cash and accounts receivable balance, offset by a lower accounts payable balance.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio of greater than 1.0 as of March 31, 2024.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the three months ended March 31, 2024.
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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $58.6 million, which was based on a borrowing base certificate in effect as of March 31, 2024. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility. The Company does have a $3.2 million of Letters of Credit open under the facility, leaving a residual $55.4 million available for borrowings as of March 31, 2024. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the three months ended March 31, 2024.

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
For the three months ended March 31, 2023, the Company made principal payments to the Eclipse M&E Term Loan Facility of $0.6 million. On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $10.4 million associated with the Eclipse M&E Term Loan Facility for the five months ended May 31, 2023. Of this amount, $8.4 million was outstanding at the time of debt extinguishment, and repaid utilizing funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
On August 16, 2022, the Company had fully repaid the Eclipse Term Loan B Facility and Eclipse M&E Term Loan Facility, making principal payments totaling $12.4 million and $1.5 million, respectively.
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
For the three months ended March 31, 2023, the Company made principal payments to the Secured Promissory Note totaling $0.6 million. For the five months ended May 31, 2023, the Company made principal payments to the Secured Promissory Note totaling $6.2 million, of which $5.4 million was related to the debt extinguishment and was repaid utilizing funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of March 31, 2024, the aggregate principal balance outstanding under the Installment Agreements was less than $0.1 million and is payable ratably over 36 months from the time of each purchase. For the three months ended March 31, 2024 and three months ended March 31, 2023 the Company paid down the Installment Agreements by $0.1 million and $0.1 million, respectively. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Capital Returns Program
On March 7, 2023, the Company announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that can be utilized for up to 36 months. On March 4, 2024, the Company announced that its Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value.
In 2023, the Board of Directors approved the initiation of the quarterly dividend of $0.05 per share. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. On May 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable May 31, 2024 to common stockholders of record at the close of business on May 17, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2023.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We continue to expect business opportunities and financial results to show mild increases assuming the global economy remains stable. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2024. OPEC+ also expects oil demand to rise by approximately 2.25 million barrels per day in 2024 and by 1.85 million barrels per day in 2025.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. As of March 31, 2024, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2024, the top three trade receivable balances represented approximately 15%, 14%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 23%, 19% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 25%, 10%, and 10%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 16%, 16%, and 12%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 7, 2023, the Company announced that its Board of Directors authorized a share repurchase program, allowing the Company to purchase currently outstanding Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value, allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 36 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2024.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2024 - January 31, 2024	465,087	$9.70	464,800	1,115,796
February 1, 2024 - February 29, 2024	272,000	10.05	272,000	819,497
March 1, 2024 - March 31, 2024	184,086	11.20	110,100	5,190,126
Total	921,173	$10.10	846,900	5,190,126
_________________________
(1)    Total number of shares repurchased during the first quarter of 2024 consists of 74,273 shares of Class A Common Stock, at an average price paid per share of $11.57, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 846,900 shares of Class A Common Stock, at an average price paid per share of $9.98, repurchased pursuant to the repurchase program that was announced on March 7, 2023.
(2)     For the three months ended March 31, 2024, 846,900 shares of Class A Common Stock were repurchased for a total of $8.5 million, net of tax. As of March 31, 2024, an aggregate of 2,652,400 shares of Class A Common Stock were purchased for a total of $27.5 million, net of tax since the inception of the repurchase plan announced on March 7, 2023. The Company has accrued stock repurchase excise tax of $0.2 million for the three months ended March 31, 2024.
(3)    As of March 31, 2024, the maximum number of shares that may yet be purchased under the plan is 5,190,126 shares of Class A Common Stock. This is based on the closing price of $11.29 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of March 31, 2024. As of March 4, 2024, the share repurchase program authorization increased $50 million, from $35.0 million to $85.0 million, thus increasing the number of shares to may yet to repurchased under the share repurchase program in March.

Item 5. Other Information
On May 6, 2024, the Company entered into a Lock-Up Agreement with Charles S. Leykum and CSL Capital Management, L.P., for and on behalf of subsidiary and affiliated entities, including CSL Energy Opportunity GP I, LLC, CSL Fund II Preferred Holdings, LLC, CSL Energy Holdings II, LLC, CSL Energy Opportunity GP II, LLC, CSL Energy Opportunities Fund II, L.P., and CSL CM GP, LLC (the “CSL-related entities,” and collectively with CSL Capital Management, L.P. and Charles S. Leykum, “CSL”), whereby CSL agreed not to enter into certain types of “Prohibited Transactions” involving the Company’s securities until December 31, 2024. The Prohibited Transactions are defined to include: (1) offering, pledging, encumbering, hypothecating, selling, granting of an option, or contracting to sell, lend or otherwise attempt to or transfer or dispose of, directly or indirectly, any shares of common stock of the Company (the “Common Stock”) or any securities convertible into or exercisable or exchangeable for shares of Common Stock, whether now owned or hereafter acquired; (2) entering into any put, call, hedge, short sale or swap or other arrangement that could or does transfer to another or give another rights with respect to, in whole or in part, any of the economic consequences of ownership of the Common Stock, whether any such transaction is to be settled by delivery of Common Stock or such other securities, in cash or otherwise (including for purposes of (1) or (2) above, any other act or transaction that would transfer the beneficial ownership of the Company’s securities to any other person; or (3) publicly disclosing the intention to do any of the foregoing. The parties agreed to exclude from the Lock-Up Agreement certain limited types of transactions, or terminate the Lock-Up Agreement on the occurrence of certain events, which are expressly enumerated in the Lock-Up Agreement. In partial consideration for CSL’s entry into the Lock-up Agreement, Ranger agreed to reimburse CSL for fees and expenses incurred by it in connection with its negotiation of the Lock-Up Agreement.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan (2024)
10.2*	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2024)
10.3*	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement with Floor under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2024)
10.4*	Lock-Up Agreement by and among the Company, Charles Leykum, and CSL Capital Management, L.P., for and on behalf of the CSL-related entities, dated as of May 6, 2024
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	May 7, 2024
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)