Form 10-Q
period 2024-06-30
Ranger Energy Services, Inc.
filed 2024-07-30
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2024, the registrant had 22,222,596 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of Ranger’s control. Should one or more of these risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), those set forth from time-to-time in other filings by the Company with the SEC, and those in this Form 10-Q, including the following factors:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$8.7	$15.7
Accounts receivable, net	70.2	85.4
Contract assets	22.0	17.7
Inventory	6.5	6.4
Prepaid expenses	6.4	9.6
Assets held for sale	0.6	0.6
Total current assets	114.4	135.4

Property and equipment, net	230.0	226.3
Intangible assets, net	6.0	6.3
Operating leases, right-of-use assets	8.3	9.0
Other assets	0.9	1.0
Total assets	$359.6	$378.0

Liabilities and Stockholders' Equity
Accounts payable	$23.8	$31.3
Accrued expenses	28.7	29.6
Other financing liability, current portion	0.6	0.6
Long-term debt, current portion	—	0.1
Short-term lease liability	7.9	7.3
Other current liabilities	0.5	0.1
Total current liabilities	61.5	69.0

Long-term lease liability	14.5	14.9
Other financing liability	10.6	11.0
Deferred tax liability	12.5	11.3
Total liabilities	99.1	106.2

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,087,524 shares issued and 22,365,096 shares outstanding as of June 30, 2024; 25,756,017 shares issued and 23,398,689 shares outstanding as of December 31, 2023	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Less: Class A Common Stock held in treasury at cost; 3,722,428 treasury shares as of June 30, 2024 and 2,357,328 treasury shares as of December 31, 2023	(36.9)	(23.1)
Retained earnings	30.0	28.4
Additional paid-in capital	267.1	266.2
Total stockholders' equity	260.5	271.8
Total liabilities and stockholders' equity	$359.6	$378.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
High specification rigs	$82.7	$77.6	$162.4	$155.1
Wireline services	24.5	54.5	57.3	104.4
Processing solutions and ancillary services	30.9	31.1	55.3	61.2
Total revenue	138.1	163.2	275.0	320.7

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	65.3	62.0	131.6	122.1
Wireline services	24.2	48.8	56.8	94.5
Processing solutions and ancillary services	23.7	25.5	45.6	50.6
Total cost of services	113.2	136.3	234.0	267.2
General and administrative	6.9	7.3	13.6	15.7
Depreciation and amortization	11.0	8.7	22.2	18.7
Gain on sale of assets	(0.3)	(0.5)	(1.6)	(1.5)
Total operating expenses	130.8	151.8	268.2	300.1

Operating income	7.3	11.4	6.8	20.6

Other expenses
Interest expense, net	0.6	0.9	1.4	2.1
Loss on debt retirement	—	2.4	—	2.4
Total other expenses	0.6	3.3	1.4	4.5

Income before income tax expense	6.7	8.1	5.4	16.1
Income tax expense	2.0	2.0	1.5	3.8
Net income	4.7	6.1	3.9	12.3

Income per common share
Basic	$0.21	$0.25	$0.17	$0.49
Diluted	$0.21	$0.24	$0.17	$0.49
Weighted average common shares outstanding
Basic	22,364,422	24,840,569	22,363,364	24,890,178
Diluted	22,480,448	25,188,123	22,488,177	25,249,026
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	25,942,816	25,677,673	$0.3	$0.3	25,756,017	25,446,292	$0.3	$0.3
Issuance of shares under share-based compensation plans	222,258	12,134	—	—	483,330	330,616	—	—
Shares withheld for taxes on equity transactions	(77,550)	—	—	—	(151,823)	(87,101)	—	—
Balance, end of period	26,087,524	25,689,807	$0.3	$0.3	26,087,524	25,689,807	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(3,204,228)	(591,228)	$(31.6)	$(4.2)	(2,357,328)	(551,828)	$(23.1)	$(3.8)
Repurchase of Class A Common Stock	(518,200)	(508,700)	(5.3)	(5.5)	(1,365,100)	(548,100)	(13.8)	(5.9)
Balance, end of period	(3,722,428)	(1,099,928)	$(36.9)	$(9.7)	(3,722,428)	(1,099,928)	$(36.9)	$(9.7)

Retained Earnings
Balance, beginning of period			$26.5	$13.4			$28.4	$7.2
Net income			4.7	6.1			3.9	12.3
Dividends declared			(1.2)	—			(2.3)	—
Balance, end of period			$30.0	$19.5			$30.0	$19.5

Additional paid-in capital
Balance, beginning of period			$266.5	$262.7			$266.2	$262.6
Equity based compensation			1.4	1.2			2.6	2.3
Shares withheld for taxes for equity compensation			(0.8)	—			(1.7)	(1.0)
Balance, end of period			$267.1	$263.9			$267.1	$263.9

Total shareholders’ equity
Balance, beginning of period			$261.7	$272.2			$271.8	$266.3
Net income			4.7	6.1			3.9	12.3
Dividends declared			(1.2)	—			(2.3)	—
Equity based compensation			1.4	1.2			2.6	2.3
Shares withheld for taxes for equity compensation			(0.8)	—			(1.7)	(1.0)
Repurchase of Class A Common Stock			(5.3)	(5.5)			(13.8)	(5.9)
Balance, end of period			$260.5	$274.0			$260.5	$274.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$3.9	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.2	18.7
Equity based compensation	2.7	2.4
Gain on disposal of property and equipment	(1.6)	(1.5)
Deferred income tax expense	1.2	3.8
Loss on debt retirement	—	2.4
Other expense, net	0.6	0.9
Changes in operating assets and liabilities
Accounts receivable	15.1	15.8
Contract assets	(4.3)	(4.2)
Inventory	(0.1)	(1.8)
Prepaid expenses and other current assets	3.2	2.0
Other assets	0.7	0.9
Accounts payable	(7.4)	(2.3)
Accrued expenses	(1.3)	(7.2)
Other current liabilities	(1.2)	(0.1)
Other long-term liabilities	0.4	(1.2)
Net cash provided by operating activities	34.1	40.9

Cash Flows from Investing Activities
Purchase of property and equipment	(21.8)	(12.9)
Proceeds from disposal of property and equipment	1.5	4.7
Net cash used in investing activities	(20.3)	(8.2)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	11.4	298.6
Principal payments on Revolving Credit Facility	(11.4)	(301.1)
Principal payments on financing lease obligations	(2.6)	(2.7)
Principal payments on Secured Promissory Note	—	(6.2)
Principal payments on other financing liabilities	(0.3)	(0.5)
Principal payments on Eclipse M&E Term Loan Facility	—	(10.4)
Dividends paid to Class A Common Stock shareholders	(2.3)	—
Shares withheld for equity compensation	(1.7)	(0.9)
Payments on Other Installment Purchases	(0.1)	(0.2)
Repurchase of Class A Common Stock	(13.8)	(5.9)
Deferred financing costs on Wells Fargo	—	(0.7)
Net cash used in financing activities	(20.8)	(30.0)

Increase (decrease) in cash and cash equivalents	(7.0)	2.7
Cash and cash equivalents, Beginning of Period	15.7	3.7
Cash and cash equivalents, End of Period	$8.7	$6.4

Supplemental Cash Flow Information
Interest paid	$0.9	$0.6
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$0.1	$—
Additions to fixed assets through installment purchases and financing leases	$(3.7)	$(3.4)
Additions to fixed assets through asset trades	$(4.2)	$(1.1)
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
As of June 30, 2024, the Company classified $0.6 million of land and buildings within our High Specification Rigs segment as held for sale as they are being actively marketed. As of June 30, 2023, the Company classified $0.6 million and $0.4 million of land and buildings within our High Specification Rigs and Processing Solutions and Ancillary Services segments, respectively, as held for sale as they were being actively marketed. For the six months ended June 30, 2023, the Company recognized a gain on assets previously classified as held for sale of $1.8 million and recognized a loss on the sale of assets previously held in Property and equipment, net of $0.3 million, which nets to the $1.5 million gain on sale of assets on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2024, the Company recognized a gain on assets previously held in Property and equipment, net of $1.6 million, which is shown on the Condensed Consolidated Statements of Operations.

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	June 30, 2024	December 31, 2023
High specification rigs	15	$144.6	$138.4
Machinery and equipment	3 - 30	202.7	189.2
Vehicles	3 - 15	52.8	53.8
Other property and equipment	5 - 25	20.5	19.9
Property and equipment		420.6	401.3
Less: accumulated depreciation		(211.1)	(196.6)
Construction in progress		20.5	21.6
Property and equipment, net		$230.0	$226.3
On August 9, 2023, pursuant to an asset purchase agreement dated August 4, 2023, the Company acquired certain fixed assets from Pegaso Energy Services, LLC (“Pegaso acquisition”) for consideration of $7.3 million paid in cash. The fixed assets acquired from Pegaso were primarily engaged in pump down services for its customers. Under ASC 805 Business Combination, the Company accounted for the Pegaso acquisition as an asset acquisition. The consideration paid is similar to the fair value of the assets acquired and the Company allocated the consideration paid to each of the assets following the cost accumulation model. The Company classifies assets as construction in process prior to transferring them to depreciable fixed asset accounts primarily while assets are being built or repaired.
Depreciation expense was $10.8 million and $8.5 million for the three months ended June 30, 2024 and 2023, respectively and $21.8 million and $18.3 million for the six months ended June 30, 2024 and 2023.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2024	December 31, 2023
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(5.4)	(5.1)
Intangible assets, net		$6.0	$6.3
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2024 and 2023. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Amount
2025	$0.7
2026	0.7
2027	0.7
2028	0.6
2029	0.5
Thereafter	2.8
Total	$6.0

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2024	December 31, 2023
Accrued payables	$10.5	$13.0
Accrued compensation	15.5	13.7
Accrued taxes	1.1	1.7
Accrued insurance	1.6	1.2
Accrued expenses	$28.7	$29.6
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and six months ended June 30, 2024 and 2023, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Short-term lease costs	$2.8	$4.3	$6.1	$9.6
Operating lease costs	$0.8	$0.8	$1.6	$1.6
Operating cash outflows from operating leases	$0.8	$0.8	$1.6	$1.6

Weighted average remaining lease term			3.1 years	4.0 years
Weighted average discount rate			8.1%	8.1%
As of June 30, 2024, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2025	$3.4
2026	3.2
2027	2.7
2028	0.7
2029	0.2
Total future minimum lease payments	10.2
Less: amount representing interest	(1.2)
Present value of future minimum lease payments	9.0
Less: current portion of operating lease obligations	(2.8)
Long-term portion of operating lease obligations	$6.2
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

Lease costs and other information related to finance leases for the three and six months ended June 30, 2024 and 2023, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of finance leases	$1.4	$0.9	$2.7	$1.7
Interest on lease liabilities	$0.6	$0.3	$1.1	$0.6
Financing cash outflows from finance leases	$1.3	$1.4	$2.6	$2.7

Weighted average remaining lease term			2.3 years	2.0 years
Weighted average discount rate			6.4%	4.7%
As of June 30, 2024, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2025	$6.1
2026	4.5
2027	3.5
2028	1.3
Total future minimum lease payments	15.4
Less: amount representing interest	(2.0)
Present value of future minimum lease payments	13.4
Less: current portion of finance lease obligations	(5.1)
Long-term portion of finance lease obligations	$8.3
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
As of June 30, 2024, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending June 30,	Total
2025	$0.6
2026	0.7
2027	0.7
2028	0.8
2029	0.9
Thereafter	7.5
Total future minimum lease payments	$11.2
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	June 30, 2024	December 31, 2023
Wells Fargo Revolving Credit Facility	$—	$—
Installment Purchases	—	0.1
Total Debt	—	0.1
Current portion of long-term debt	—	(0.1)
Long term-debt, net	$—	$—

Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Wells Fargo Credit Agreement requires the Company to maintain a Fixed Cost Coverage Ratio (“FCCR”) of greater than 1.0 and as of June 30, 2024, the Company had a Fixed Charge Coverage Ratio of 0.8. The ratio was primarily impacted by lower EBITDA in the first quarter of 2024 and concentrated share buybacks and dividends in the trailing twelve months. While the Company did not meet the minimum required ratio, a Covenant Testing Period begins only when the Company’s excess availability is 17.5% or less. As of June 30, 2023, the Company had no borrowings. The current forecast of the Company reflects future cash obligations and takes into account the increased operational activity and the Company believes future FCCR calculations will be above the minimum of 1.0 and reflective of those trends.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the month ended June 30, 2024.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note, as defined below. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $66.7 million, which was based on a borrowing base certificate in effect as of June 30, 2024. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of June 30, 2024. The Company does have $3.2 million in Letters of Credit open under the facility, leaving a residual $63.5 million available for borrowings as of June 30, 2024. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the six months ended June 30, 2024.

Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with EBC and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). On September 23, 2022, the Company entered into the Fourth Amendment to the Loan and Security Agreement pursuant to which, SOFR replaced LIBOR as the reference rate for interest on borrowings, effective October 1, 2022. On August 16, 2022, the Company fully repaid the Eclipse Term Loan B Facility and Eclipse M&E Term Loan Facility, making principal payments totaling $12.4 million and $1.5 million, respectively. On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $8.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired (the “Secured Promissory Note”). On May 31, 2023, the Company made principal payments totaling $5.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2024, the aggregate principal balance outstanding under the Installment Agreements was less than $0.1 million and is payable ratably over 36 months from the time of each purchase. For the six months ended June 30, 2024 and 2023, the Company paid down the Installment Agreements by $0.1 million and $0.2 million, respectively. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”) and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the six months ended June 30, 2024, the Company granted approximately 372,800 RSAs, with an approximated aggregate value of $3.8 million. As of June 30, 2024, there was an aggregate $6.0 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 2.0 years.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total shareholder return, which measures the Company’s total shareholder return as compared to the total shareholder return of a designated peer group, and absolute total shareholder return. Generally, the performance stock units are subject to an approximated three-year performance period. During the six months ended June 30, 2024, the Company granted approximately 123,600 target shares of market-based performance stock units, of which 61,800 were granted at a relative grant date fair value of approximately $14.13 per share and 61,800 were granted at an absolute grant date fair value of approximately $11.35 per share. Additionally, the Company granted approximately 62,000 target shares of market-based performance stock units with a specified floor price per share, of which 31,000 were granted a relative grant date fair value of approximately $9.57 and 31,000 were granted at an absolute grant date fair value of approximately $10.54 per share. Shares granted during the six months ended June 30, 2024 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2026. As of June 30, 2024, there was an aggregate $3.3 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.8 years.

Share Repurchases
On March 7, 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is specific for the next 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027.
During the three and six months ended June 30, 2024, the Company repurchased 518,200 and 1,365,100 shares, respectively, of the Company’s Class A Common Stock for an aggregate $5.3 million and $13.8 million, net of tax on the open market. As of June 30, 2024, an aggregate of 3,170,600 shares of Class A Common Stock were purchased for a total of $33.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023. The Company has accrued stock repurchase excise tax of $0.2 million for the six months ended June 30, 2024.
Dividends
On March 4, 2024, the Company’s Board of Directors declared a cash dividend of $0.05 per share of Class A Common Stock. On April 5, 2024, the Company paid dividend distributions totaling $1.1 million to stockholders of record as of the close of business on March 15, 2024. On May 7, 2024, the Board of Directors declared a cash dividend of $0.05 per share of Class A Common Stock. On May 31, 2024, the Company paid dividend distributions totaling $1.1 million to stockholders of record at the close of business on May 17, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. As of June 30, 2024, Company failed to maintain the specified minimum level of purchases, resulting in a forfeiture event. The Company has elected not to cure the forfeiture event through a cash payment to XConnect, leading to a reduction in the ownership percentage to 15%. Should a second uncured forfeiture event occur, the warrant will be deemed cancelled. The value of the warrant by the Company remains negligible as of June 30, 2024. The Company finalized the purchase price allocation in the fourth quarter of 2021.
Note 11 — Risk Concentrations
Customer Concentrations
During the three months ended June 30, 2024, three customers accounted for approximately 16%, 12% and 10%, respectively, of the Company’s consolidated revenues. During the six months ended June 30, 2024, three customers accounted for approximately 14%, 12% and 10%, respectively, of the Company’s consolidated revenues. As of June 30, 2024, approximately 35% of the net accounts receivable balance was due from these three customers.
During the three and six months ended June 30, 2023, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenue. As of June 30, 2023, approximately 6% of the net accounts receivable balance, in aggregate, was due from this customer.
Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2024 and 2023 was 27.5% and 23.8%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.

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
Other Tax Matters
Total income tax expense for the six months ended June 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses offset by the benefit from the release of a previously recorded valuation allowance against deferred tax assets.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2024, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2020 through 2023.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2024, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 13 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings per share were as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$4.7	$6.1	$3.9	$12.3
Net income attributable to Class A Common Stock	$4.7	$6.1	$3.9	$12.3

Diluted:
Income attributable to Ranger Energy Services, Inc.	$4.7	$6.1	$3.9	$12.3
Net income attributable to Class A Common Stock	$4.7	$6.1	$3.9	$12.3

Weighted average shares (denominator):
Weighted average number of shares - basic	22,364,422	24,840,569	22,363,364	24,890,178
Effect of share-based awards	116,026	347,554	124,813	358,848
Weighted average number of shares - diluted	22,480,448	25,188,123	22,488,177	25,249,026

Basic income per share	$0.21	$0.25	$0.17	$0.49
Diluted income per share	$0.21	$0.24	$0.17	$0.49

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

Certain segment information for the six months ended June 30, 2024 and 2023 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2024
Revenue	$82.7	$24.5	$30.9	$—	$138.1
Cost of services	65.3	24.2	23.7	—	113.2
Depreciation and amortization	5.6	2.9	2.0	0.5	11.0
Operating income (loss)	11.8	(2.6)	5.2	(7.1)	7.3
Net income (loss)	$11.8	$(2.6)	$5.2	$(9.7)	$4.7

Capital expenditures	$11.5	$0.9	$7.4	$—	$19.8

	Six Months Ended June 30, 2024
Revenue	$162.4	$57.3	$55.3	$—	$275.0
Cost of services	131.6	56.8	45.6	—	234.0
Depreciation and amortization	11.2	6.0	4.0	1.0	22.2
Operating income (loss)	19.6	(5.5)	5.7	(13.0)	6.8
Net income (loss)	$19.6	$(5.5)	$5.7	$(15.9)	$3.9

Capital expenditures	$16.0	$2.3	$11.4	$—	$29.7

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2023
Revenue	$77.6	$54.5	$31.1	$—	$163.2
Cost of services	62.0	48.8	25.5	—	136.3
Depreciation and amortization	4.1	2.9	1.4	0.3	8.7
Operating income (loss)	11.5	2.8	4.2	(7.1)	11.4
Net income (loss)	$11.5	$2.8	$4.2	$(12.4)	$6.1

Capital expenditures	$3.7	$3.2	$2.8	$—	$9.7

	Six Months Ended June 30, 2023
Revenue	$155.1	$104.4	$61.2	$—	$320.7
Cost of services	122.1	94.5	50.6	—	267.2
Depreciation and amortization	9.6	5.3	3.0	0.8	18.7
Operating income (loss)	23.4	4.6	7.6	(15.0)	20.6
Net income (loss)	$23.4	$4.6	$7.6	$(23.3)	$12.3

Capital expenditures	$5.8	$4.5	$7.1	$—	$17.4
Note 16 — Subsequent Events
On July 29, 2024, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable August 23, 2024 to common stockholders of record at the close of business on August 9, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
The outlook for the majority of the Company’s service lines remains stable. Despite drilling and completion activity declines during 2023, the Company was able to maintain consistent performance through most quarters with declines in some service line occurring at the start of 2024 due to increased competition, reduced activity levels and typical seasonality. Activity levels have since recovered in most service lines and, going forward, we anticipate the global economy and, commodity prices as a consequence, will show continued stability providing a constructive demand backdrop for our services. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2024. Furthermore, both EIA and OPEC+ are projecting for global oil inventories to decline due to flat production and increasing oil consumption in 2024. OPEC+ is projecting oil demand to rise by 2.25 million barrels per day in 2024 and by 1.85 million barrels per day in 2025, driving continued investment and growth in the sector. Consolidation occurring at the E&P operator level within the energy industry is expected to impact U.S. onshore activity levels although the full extent of this impact is not yet known. The Company does expect that short to medium term activity will be varied from this consolidation but, over the long-term, the Company expects favorable preference from these larger organizations where the well-established processes and systems of Ranger are more valued.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, acquisition‑related costs, severance and reorganization costs, gain or loss on disposal of property and equipment, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Three Months Ended
	June 30,		Variance
	2024	2023	$	%
Revenue
High specification rigs	$82.7	$77.6	$5.1	7%
Wireline services	24.5	54.5	(30.0)	(55)%
Processing solutions and ancillary services	30.9	31.1	(0.2)	(1)%
Total revenue	138.1	163.2	(25.1)	(15)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	65.3	62.0	3.3	5%
Wireline services	24.2	48.8	(24.6)	(50)%
Processing solutions and ancillary services	23.7	25.5	(1.8)	(7)%
Total cost of services	113.2	136.3	(23.1)	(17)%
General and administrative	6.9	7.3	(0.4)	(5)%
Depreciation and amortization	11.0	8.7	2.3	26%
Gain on sale of assets	(0.3)	(0.5)	0.2	(40)%
Total operating expenses	130.8	151.8	(21.0)	(14)%

Operating income	7.3	11.4	(4.1)	(36)%

Other expenses
Interest expense, net	0.6	0.9	(0.3)	(33)%
Loss on debt retirement	—	2.4	(2.4)	(100)%
Total other expenses	0.6	3.3	(2.7)	(82)%

Income before income tax expense	6.7	8.1	(1.4)	(17)%
Income tax expense	2.0	2.0	—	—%
Net income	$4.7	$6.1	$(1.4)	(23)%
Revenue. Revenue for the three months ended June 30, 2024 decreased $25.1 million, or 15%, to $138.1 million from $163.2 million for the three months ended June 30, 2023. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended June 30, 2024 increased $5.1 million, or 7%, to $82.7 million from $77.6 million for the three months ended June 30, 2023. The revenue increase is attributable to improved pricing and the average revenue per rig hour increasing 6% to $732 for the three months ended June 30, 2024 from $687 for the three months ended June 30, 2023. Total rig hours were similar between periods with 113,100 hours reported for the three months ended June 30, 2024 compared with 113,200 hours reported for three months ended June 30, 2023.
Wireline Services. Wireline Services revenue for the three months ended June 30, 2024 decreased $30.0 million, or 55%, to $24.5 million from $54.5 million for the three months ended June 30, 2023. The decreased revenue was primarily attributable to a decrease in completion services revenue of $30.7 million where there was a 77% decrease in completed stage counts to 1,700 for the three months ended June 30, 2024 from 7,400 for the three months ended June 30, 2023. This decrease in completion services revenue and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins in the North region and the Company's decision to close the completions service line in the South region. Wireline production services and pump down revenue increased year over year by a net of $0.8 million reflecting increased operational activity offset by market pricing pressure.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended June 30, 2024 decreased $0.2 million, or 1%, to $30.9 million from $31.1 million for the three months ended June 30, 2023. The decrease in revenue is primarily attributable to decreased activity in our coil tubing service lines and snubbing services, which amounted to decreased revenue of $0.8 million and $0.4 million, respectively. Coil tubing services revenue declined in the North region due to increased competition from lower-priced units early in the quarter resulting in reduced activity levels. The Company has seen a recovery in coil tubing activity in recent months. These revenue declines were offset by increases in revenue within logistics, rentals, and plugging and abandonment by $0.6 million, $0.3 million, and $0.3 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended June 30, 2024 decreased $23.1 million, or 17%, to $113.2 million from $136.3 million for the three months ended June 30, 2023. As a percentage of revenue, cost of services was 82% and 84% for the three months ended June 30, 2024 and 2023, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended June 30, 2024 increased $3.3 million, to $65.3 million from $62.0 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, repair and maintenance costs, and travel costs of $1.9 million, $0.6 million and $0.5 million, respectively. As a percentage of High Specification Rigs revenue, cost of services improved from 80% for the three months ended June 30, 2023 to 79% for the three months ended June 30, 2024.
Wireline Services. Wireline Services cost of services for the three months ended June 30, 2024 decreased $24.6 million, or 50%, to $24.2 million from $48.8 million for the three months ended June 30, 2023. The decrease in wireline services cost of sales was primarily attributable to declines in completion services costs of $26.8 million as the Company reorganized this service line during the year to align with lower operating levels. As a percentage of Wireline Services revenue, cost of services increased from 90% for the three months ended June 30, 2023 to 99% for the three months ended June 30, 2024 primarily due to declining operating leverage due to lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended June 30, 2024 decreased $1.8 million, or 7%, to $23.7 million from $25.5 million for the three months ended June 30, 2023. The decrease was primarily attributable to decreased employee costs which accounted for $1.4 million due to improved labor efficiencies within service lines. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 82% for the three months ended June 30, 2023 to 77% for the three months ended June 30, 2024 due to increased operational efficiencies and cost reductions.
General & Administrative. General and administrative expenses for the three months ended June 30, 2024 decreased $0.4 million, or 5%, to $6.9 million from $7.3 million for the three months ended June 30, 2023. The decrease in general and administrative expenses is primarily due to decreased employee costs attributable to cost reduction activities.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2024 increased $2.3 million, or 26%, to $11.0 million from $8.7 million for the three months ended June 30, 2023. The increase was attributable to increased capital expenditures with shorter useful lives added during the latter half of 2023 into 2024.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2024 decreased $0.3 million, or 33%, to $0.6 million from $0.9 million for the three months ended June 30, 2023. The decrease to net interest expense was attributable to reduced borrowings on the Wells Fargo Revolving Credit Facility offset by increased borrowing costs on finance leases.
Income Tax Expense. Income tax expense for the three months ended June 30, 2024 and 2023 remained flat at $2.0 million. The slightly higher tax rate for the period ended June 30, 2024 was driven by the impact of state income taxes and certain non-deductible expenses.
Net Income. Net income for the three months ended June 30, 2024 decreased $1.4 million, or 23%, to $4.7 million from $6.1 million for the three months ended June 30, 2023. The decrease in net income was driven by a combination of reduced operating income from activity declines in the Wireline segment offset by increased pricing in the High Specification Rigs segment and cost reductions in Processing Solutions and Ancillary Services and Other segments. The decrease in operating income was offset by improved interest expense and the non-recurrence of the loss on debt extinguishment from 2023.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics.

	Six Months Ended
	June 30,		Variance
	2024	2023	$	%
Revenue
High specification rigs	$162.4	$155.1	$7.3	5%
Wireline services	57.3	104.4	(47.1)	(45)%
Processing solutions and ancillary services	55.3	61.2	(5.9)	(10)%
Total revenue	275.0	320.7	(45.7)	(14)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	131.6	122.1	9.5	8%
Wireline services	56.8	94.5	(37.7)	(40)%
Processing solutions and ancillary services	45.6	50.6	(5.0)	(10)%
Total cost of services	234.0	267.2	(33.2)	(12)%
General and administrative	13.6	15.7	(2.1)	(13)%
Depreciation and amortization	22.2	18.7	3.5	19%
Gain on sale of assets	(1.6)	(1.5)	(0.1)	7%
Total operating expenses	268.2	300.1	(31.9)	(11)%

Operating income	6.8	20.6	(13.8)	67%

Other expenses
Interest expense, net	1.4	2.1	(0.7)	(33)%
Loss on debt retirement	—	2.4	(2.4)	(100)%
Total other expenses	1.4	4.5	(3.1)	(69)%

Income before income tax expense	5.4	16.1	(10.7)	(66)%
Income tax expense	1.5	3.8	(2.3)	(61)%
Net income	$3.9	$12.3	$(8.4)	(68)%
Revenue. Revenue for the six months ended June 30, 2024 decreased $45.7 million, or 14%, to $275.0 million from $320.7 million for the six months ended June 30, 2023. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the six months ended June 30, 2024 increased $7.3 million, or 5%, to $162.4 million from $155.1 million for the six months ended June 30, 2023. The increase in revenue included an increase in the average revenue per rig hour by 5% to $725 from $688 for the six months ended June 30, 2023, offset by a 1% decrease in total rig hours to 224,100 for the six months ended June 30, 2024 from 225,700 for the six months ended June 30, 2023.
Wireline Services. Wireline Services revenue for the six months ended June 30, 2024 decreased $47.1 million, or 45%, to $57.3 million from $104.4 million for the six months ended June 30, 2023. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $46.5 million illustrated by a 63% decrease in completed stage counts to 5,100 for the six months ended June 30, 2024 from 13,800 for the six months ended June 30, 2023. This decrease in completion services and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins. Other Wireline service lines showed slight decreases in the year over year comparable periods due to more significant seasonality declines in 2024 and declining market conditions from the first quarter of 2023.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the six months ended June 30, 2024 decreased $5.9 million, or 10%, to $55.3 million from $61.2 million for the six months ended June 30, 2023. The decrease in processing solutions and ancillary services revenue is attributable to decreases in coil tubing and snubbing of $5.4 million and $1.2 million, respectively. Coil tubing services revenue declined in the North region due to increased competition from lower-priced units during the winter and seasonal lulls in activity during the beginning of 2024. The Company has seen a recovery in coil tubing activity beginning in the second quarter of 2024 along with increasing activity in other Ancillary Services lines. Year over year revenue declines were offset by increases in revenue in our logistics, rentals and plugging and abandonment service lines of $0.5 million, $0.2 million and $0.1 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services for the six months ended June 30, 2024 decreased $33.2 million, or 12%, to $234.0 million from $267.2 million for the six months ended June 30, 2023. As a percentage of revenue, cost of services was 85% and 83% for the six months ended June 30, 2024 and 2023, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the six months ended June 30, 2024 increased $9.5 million, or 8%, to $131.6 million from $122.1 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in variable expenses, most significant of which is employee-related labor costs, travel, and repair and maintenance accounting for of $6.6 million, $1.3 million and $1.3 million, respectively. As a percentage of High Specification Rigs Services revenue, cost of services increased from 78% for the six months ended June 30, 2023 to 81% for the six months ended June 30, 2024 driven largely by standby labor costs incurred during the first quarter of 2024.
Wireline Services. Wireline Services cost of services for the six months ended June 30, 2024 decreased $37.7 million, or 40%, to $56.8 million from $94.5 million for the six months ended June 30, 2023. The decrease is primarily attributable to a decrease in costs from the completion services lines by approximately $41.9 million as the Company reorganized this service line to accommodate lower operation activity and focus on more profitable service lines. As a percentage of Wireline Services revenue, cost of services increased from 91% for the six months ended June 30, 2023 to 99% for the six months ended June 30, 2024 primarily due to declining operating leverage due to lower activity levels. The decrease in completion service line costs were offset by an increase in costs from the production and pump down service lines to drive expanding activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the six months ended June 30, 2024 decreased $5.0 million, or 10%, to $45.6 million from $50.6 million for the six months ended June 30, 2023. The increase was primarily attributable to decreased employee labor, fuel and travel costs associated which amounted to $2.4 million, $1.0 million and $0.9 million, respectively.
General & Administrative. General and administrative expenses for the six months ended June 30, 2024 decreased $2.1 million, or 13%, to $13.6 million from $15.7 million. The decrease in general and administrative expenses is primarily due to lower compensation costs relative to the prior year, coupled with legal fees and transactional costs incurred during the six months ended June 30, 2023.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2024 increased $3.5 million, or 19%, to $22.2 million from $18.7 million for the six months ended June 30, 2023. The increase was attributable to capital expenditures added during the latter half of 2023 into 2024.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2024 decreased $0.7 million, or 33%, to $1.4 million from $2.1 million for the six months ended June 30, 2023. The decrease to net interest expense was attributable to the decreased levels of borrowings year over year in conjunction with refinancings completed during the second quarter of 2023 resulting in lower borrowing costs.
Income Tax Expense. Income tax expense for the six months ended June 30, 2024 decreased $2.3 million, or 61%, to $1.5 million from $3.8 million for the six months ended June 30, 2023. The decrease in tax expense was attributable to the decrease in income and operating activity from the prior year.
Net Income. Net income for the six months ended June 30, 2024 decreased $8.4 million, or 68%, to $3.9 million from $12.3 million for the six months ended June 30, 2023. The decrease in net income was primarily driven by reduced activity in Wireline Services and Processing Solutions and Ancillary Services segments.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, gain or loss on disposal of property and equipment, acquisition related costs, severance and reorganization costs, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.

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

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2024
Net income (loss)	$11.8	$(2.6)	$5.2	$(9.7)	$4.7
Interest expense, net	—	—	—	0.6	0.6
Income tax expense	—	—	—	2.0	2.0
Depreciation and amortization	5.6	2.9	2.0	0.5	11.0
EBITDA	17.4	0.3	7.2	(6.6)	18.3
Equity based compensation	—	—	—	1.4	1.4
Gain on disposal of property and equipment	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.1	—	—	—	0.1
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$18.7	$0.4	$7.3	$(5.4)	$21.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2023
Net income (loss)	$11.5	$2.8	$4.2	$(12.4)	$6.1
Interest expense, net	—	—	—	0.9	0.9
Income tax expense	—	—	—	2.0	2.0
Depreciation and amortization	4.1	2.9	1.4	0.3	8.7
EBITDA	15.6	5.7	5.6	(9.2)	17.7
Equity based compensation	—	—	—	1.2	1.2
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(0.5)	(0.5)
Severance and reorganization costs	—	—	—	0.2	0.2
Acquisition related costs	—	—	—	0.9	0.9
Adjusted EBITDA	$15.6	$5.7	$5.6	$(5.0)	$21.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$0.3	$(5.4)	$1.0	$2.7	$(1.4)
Interest expense, net	—	—	—	(0.3)	(0.3)
Income tax expense	—	—	—	—	—
Depreciation and amortization	1.5	—	0.6	0.2	2.3
EBITDA	1.8	(5.4)	1.6	2.6	0.6
Equity based compensation	—	—	—	0.2	0.2
Loss on retirement of debt	—	—	—	(2.4)	(2.4)
Gain on disposal of property and equipment	—	—	—	0.2	0.2
Severance and reorganization costs	0.7	0.1	0.1	(0.1)	0.8
Acquisition related costs	0.1	—	—	(0.9)	(0.8)
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$3.1	$(5.3)	$1.7	$(0.4)	$(0.9)
Adjusted EBITDA for the three months ended June 30, 2024 decreased $0.9 million to $21.0 million from $21.9 million for the three months ended June 30, 2023. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2024 increased $3.1 million to $18.7 million from $15.6 million for the three months ended June 30, 2023, due to increased revenue of $5.1 million, partially offset by a corresponding increase in cost of services of $3.3 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended June 30, 2024 decreased $5.3 million to $0.4 million from $5.7 million for the three months ended June 30, 2023, due to decreased operating activity resulting in revenue declines of $30.0 million, partially offset by a corresponding decrease in cost of services of $24.6 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended June 30, 2024 increased $1.7 million to $7.3 million from $5.6 million for the three months ended June 30, 2023, due to a decrease in cost of services of $1.8 million, partially offset by decreased revenue of $0.2 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2024 increased $0.4 million to a loss of $5.4 million from a loss of $5.0 million for the three months ended June 30, 2023. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	TA	Six Months Ended June 30, 2024
Net income (loss)		$19.6	$(5.5)	$5.7	$(15.9)	$3.9
Interest expense, net		—	—	—	1.4	1.4
Income tax expense		—	—	—	1.5	1.5
Depreciation and amortization		11.2	6.0	4.0	1.0	22.2
EBITDA		30.8	0.5	9.7	(12.0)	29.0
Equity based compensation		—	—	—	2.6	2.6
Gain on disposal of property and equipment		—	—	—	(1.6)	(1.6)
Severance and reorganization costs		0.7	0.1	0.1	0.1	1.0
Acquisition related costs		0.3	—	—	0.1	0.4
Legal fees and settlements		0.5	—	—	—	0.5
Adjusted EBITDA		$32.3	$0.6	$9.8	$(10.8)	$31.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2023
Net income (loss)	$23.4	$4.6	$7.6	$(23.3)	$12.3
Interest expense, net	—	—	—	2.1	2.1
Income tax expense	—	—	—	3.8	3.8
Depreciation and amortization	9.6	5.3	3.0	0.8	18.7
EBITDA	33.0	9.9	10.6	(16.6)	36.9
Equity based compensation	—	—	—	2.3	2.3
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(1.5)	(1.5)
Severance and reorganization costs	—	—	—	0.4	0.4
Acquisition related costs	—	—	—	1.5	1.5
Adjusted EBITDA	$33.0	$9.9	$10.6	$(11.5)	$42.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(3.8)	$(10.1)	$(1.9)	$7.4	$(8.4)
Interest expense, net	—	—	—	(0.7)	(0.7)
Income tax expense	—	—	—	(2.3)	(2.3)
Depreciation and amortization	1.6	0.7	1.0	0.2	3.5
EBITDA	(2.2)	(9.4)	(0.9)	4.6	(7.9)
Equity based compensation	—	—	—	0.3	0.3
Loss on retirement of debt	—	—	—	(2.4)	(2.4)
Gain on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Severance and reorganization costs	0.7	0.1	0.1	(0.3)	0.6
Acquisition related costs	0.3	—	—	(1.4)	(1.1)
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$(0.7)	$(9.3)	$(0.8)	$0.7	$(10.1)
Adjusted EBITDA for the six months ended June 30, 2024 decreased $10.1 million to $31.9 million from $42.0 million for the six months ended June 30, 2023. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2024 decreased $0.7 million to $32.3 million from $33.0 million for the six months ended June 30, 2023, primarily due reduced operating levels during the first quarter of 2024 and elevated labor costs due to standby time.
Wireline Services. Wireline Services Adjusted EBITDA for the six months ended June 30, 2024 decreased $9.3 million to $0.6 million from $9.9 million for the six months ended June 30, 2023, primarily due to significant decreases in operating activity within the completions service line.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the six months ended June 30, 2024 decreased $0.8 million to $9.8 million from $10.6 million for the six months ended June 30, 2023, primarily due to decreased coil tubing revenue, partially offset by a decrease in cost of services across service lines.
Other. Other Adjusted EBITDA for the six months ended June 30, 2024 improved $0.7 million to a loss of $10.8 million from a loss of $11.5 million for the six months ended June 30, 2023. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of June 30, 2024, we had total liquidity of $72.2 million, consisting of $8.7 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $63.5 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $66.7 million, net of $3.2 million of Letters of Credit open under the facility. This compares to the Company’s available borrowings under the Wells Fargo Revolving Credit Facility of $64.3 million as of June 30, 2023 and $69.4 million as of December 31, 2023. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in millions)
Net cash provided by operating activities	$34.1	$40.9	$(6.8)	(17)%
Net cash used in investing activities	(20.3)	(8.2)	(12.1)	(148)%
Net cash used in financing activities	(20.8)	(30.0)	9.2	31%
Net change in cash	$(7.0)	$2.7	$(9.7)	(359)%
Operating Activities
Net cash from operating activities decreased $6.8 million to $34.1 million for six months ended June 30, 2024 compared to $40.9 million for the six months ended June 30, 2023. The change in cash flows from operating activities is primarily attributable to a decrease in operating income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Cash created from working capital increased $1.8 million to $4.0 million for the six months ended June 30, 2024, compared to $2.2 million for the six months ended June 30, 2023 due to improvements in collections activities in the most recent quarter.
Investing Activities
Net cash used in investing activities increased $12.1 million to $20.3 million for six months ended June 30, 2024 compared to $8.2 million for the six months ended June 30, 2023. The change in cash flows from investing activities is largely attributable to slight increases in fixed asset additions that took place during the six months ended June 30, 2024 and less proceeds from asset disposals relative to those that occurred during the six months ended June 30, 2023.
Financing Activities
Net cash used in financing activities decreased $9.2 million from $30.0 million for the six months ended June 30, 2023 to $20.8 million for the six months ended June 30, 2024. Cash used in financing activities for the six months ended June 30, 2024 primarily was allocated to the repurchase of Class A Common Stock (see Item 1. Financial Information— Note 10 — Equity).
Supplemental Disclosures
During the six months ended June 30, 2024, the Company added fixed assets of $3.6 million and $4.2 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $52.9 million as of June 30, 2024, compared to $66.4 million as of December 31, 2023. The decrease in working capital can be attributed to a lower cash and accounts receivable balance, offset by a lower accounts payable balance.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Wells Fargo Credit Agreement requires the Company to maintain a Fixed Cost Coverage Ratio (“FCCR”) of greater than 1.0 and as of June 30, 2024, the Company had a Fixed Charge Coverage Ratio of 0.8. The ratio was primarily impacted by lower EBITDA in the first quarter of 2024 and concentrated share buybacks and dividends in the trailing twelve months. While the Company did not meet the minimum required ratio, a Covenant Testing Period begins only when the Company’s excess availability is 17.5% or less. As of June 30, 2023, the Company had no borrowings. The current forecast of the Company reflects future cash obligations and takes into account the increased operational activity and the Company believes future FCCR calculations will be above the minimum of 1.0 and reflective of those trends.
In addition, on September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2023 insurance renewal. This line of credit falls under the Wells Fargo Revolving Credit Facility aggregate principal amount and matures on September 25, 2024. The interest rate for this Letter of Credit was approximately 1.8% for the month ended June 30, 2024.

The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and unbilled revenue less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $66.7 million, which was based on a borrowing base certificate in effect as of June 30, 2024. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of June 30, 2024. The Company does have $3.2 million in Letters of Credit open under the facility, leaving a residual $63.5 million available for borrowings as of June 30, 2024. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the six months ended June 30, 2024.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a Loan and Security Agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent, providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million (the “EBC Credit Facility”), consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). On August 16, 2022, the Company fully repaid the Eclipse Term Loan B Facility and Eclipse M&E Term Loan Facility, making principal payments totaling $12.4 million and $1.5 million, respectively. On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $8.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a security agreement with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. Borrowings under the Secured Promissory On May 31, 2023, the Company made principal payments totaling $5.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. As of June 30, 2024, the aggregate principal balance outstanding under the Installment Agreements was less than $0.1 million and is payable ratably over 36 months from the time of each purchase. For the six months ended June 30, 2024 and six months ended June 30, 2023 the Company paid down the Installment Agreements by $0.1 million and $0.2 million, respectively. The monthly installment payments contain an imputed interest rate that are consistent with the Company’s incremental borrowing rate and is not significant to the Company.
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
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. On April 5, 2024, the Company paid dividend distributions totaling $1.1 million to stockholders of record as of the close of business on

March 15, 2024. On May 31, 2024, the Company paid dividend distributions totaling $1.1 million to stockholders of record at the close of business on May 17, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2023.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We continue to expect business opportunities and financial results to remain stable assuming the global economy remains stable. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2024. OPEC+ also expects oil demand to rise by approximately 2.25 million barrels per day in 2024 and by 1.85 million barrels per day in 2025.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. As of June 30, 2024, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2024, the top three trade receivable balances represented approximately 19%, 13%, and 8%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 25%, 18% and 13%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 19%, 18%, and 8%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 19%, 12%, and 11%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 7, 2023, the Company announced that its Board of Directors authorized a share repurchase program, allowing the Company to purchase currently outstanding Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value, allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 36 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2024.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2024 - April 30, 2024	77,550	$11.58	—	5,954,931
May 1, 2024 - May 31, 2024	208,300	10.35	208,300	5,234,919
June 1, 2024 - June 30, 2024	309,900	10.16	309,900	4,949,975
Total	595,750	$10.41	518,200	4,949,975
_________________________
(1)    Total number of shares repurchased during the second quarter of 2024 consists of 77,550 shares of Class A Common Stock, at an average price paid per share of $11.58, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 518,200 shares of Class A Common Stock, at an average price paid per share of $10.24, repurchased pursuant to the repurchase program that was announced on March 7, 2023.
(2)     For the three months ended June 30, 2024, 518,200 shares of Class A Common Stock were repurchased for a total of $5.3 million, net of tax. As of June 30, 2024, an aggregate of 3,170,600 shares of Class A Common Stock were purchased for a total of $33.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023. The Company has accrued stock repurchase excise tax of $0.2 million for the six months ended June 30, 2024.
(3)    As of June 30, 2024, the maximum number of shares that may yet be purchased under the plan is 4,949,975 shares of Class A Common Stock. This is based on the closing price of $10.52 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of June 30, 2024.

Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On May 24, 2024, J. Matt Hooker, our Senior Vice President, Well Services, adopted a written trading plan for the sale of our Class A Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. Hooker’s Rule 10b5-1 Trading Plan provides for the sale of up to 15,606 shares of our Class A common stock, during the period beginning on August 23, 2024 and ending August 25, 2025.
During the three months ended June 30, 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)
On May 6, 2024, the Company entered into a Lock-Up Agreement with Charles S. Leykum and CSL Capital Management, L.P., for and on behalf of subsidiary and affiliated entities, including CSL Energy Opportunity GP I, LLC, CSL Fund II Preferred Holdings, LLC, CSL Energy Holdings II, LLC, CSL Energy Opportunity GP II, LLC, CSL Energy Opportunities Fund II, L.P., and CSL CM GP, LLC (the “CSL-related entities,” and collectively with CSL Capital Management, L.P. and Charles S. Leykum, “CSL”), whereby CSL agreed not to enter into certain types of “Prohibited Transactions” involving the Company’s securities until December 31, 2024. The Prohibited Transactions are defined to include: (1) offering, pledging, encumbering, hypothecating, selling, granting of an option, or contracting to sell, lend or otherwise attempt to or transfer or dispose of, directly or indirectly, any shares of common stock of the Company (the “Common Stock”) or any securities convertible into or exercisable or exchangeable for shares of Common Stock, whether now owned or hereafter acquired; (2) entering into any put, call, hedge, short sale or swap or other arrangement that could or does transfer to another or give another rights with respect to, in whole or in part, any of the economic consequences of ownership of the Common Stock, whether any such transaction is to be settled by delivery of Common Stock or such other securities, in cash or otherwise (including for purposes of (1) or (2) above, any other act or transaction that would transfer the beneficial ownership of the Company’s securities to any other person; or (3) publicly disclosing the intention to do any of the foregoing. The parties agreed to exclude from the Lock-Up Agreement certain limited types of transactions, or terminate the Lock-Up Agreement on the occurrence of certain events, which are expressly enumerated in the Lock-Up Agreement. In partial consideration for CSL’s entry into the Lock-up Agreement, Ranger agreed to reimburse CSL for fees and expenses incurred by it in connection with its negotiation of the Lock-Up Agreement.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	First Amendment to the Credit Agreement, dated May 13, 2023, by and among RNGR Energy Services, LLC and certain of its subsidiaries and Wells Fargo Bank, National Association
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

*    Filed as an exhibit to this Quarterly Report on Form 10-Q.
**    Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Melissa Cougle	July 30, 2024
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)