Form 10-Q
period 2024-09-30
Ranger Energy Services, Inc.
filed 2024-10-28
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2024, the registrant had 22,245,212 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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
•the impact of geopolitical, economic and market conditions and developments, including the outcome of the U.S. presidential election, on our industry and commodity prices;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$14.8	$15.7
Accounts receivable, net	81.9	85.4
Contract assets	23.7	17.7
Inventory	5.7	6.4
Prepaid expenses	6.0	9.6
Assets held for sale	0.6	0.6
Total current assets	132.7	135.4

Property and equipment, net	226.9	226.3
Intangible assets, net	5.8	6.3
Operating leases, right-of-use assets	7.7	9.0
Other assets	0.8	1.0
Total assets	$373.9	$378.0

Liabilities and Stockholders' Equity
Accounts payable	$29.3	$31.3
Accrued expenses	27.6	29.6
Other financing liability, current portion	0.7	0.6
Long-term debt, current portion	—	0.1
Short-term lease liability	8.2	7.3
Other current liabilities	0.7	0.1
Total current liabilities	66.5	69.0

Long-term lease liability	13.3	14.9
Other financing liability	10.5	11.0
Deferred tax liability	16.0	11.3
Total liabilities	106.3	106.2

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,122,840 shares issued and 22,245,212 shares outstanding as of September 30, 2024; 25,756,017 shares issued and 23,398,689 shares outstanding as of December 31, 2023	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Less: Class A Common Stock held in treasury at cost; 3,877,628 treasury shares as of September 30, 2024 and 2,357,328 treasury shares as of December 31, 2023	(38.6)	(23.1)
Retained earnings	37.5	28.4
Additional paid-in capital	268.4	266.2
Total stockholders' equity	267.6	271.8
Total liabilities and stockholders' equity	$373.9	$378.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
High specification rigs	$86.7	$79.2	$249.1	$234.3
Wireline services	30.3	53.2	87.6	157.6
Processing solutions and ancillary services	36.0	32.0	91.3	93.2
Total revenue	153.0	164.4	428.0	485.1

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	67.2	63.5	198.8	185.6
Wireline services	27.6	45.8	84.4	140.3
Processing solutions and ancillary services	27.2	25.5	72.8	76.1
Total cost of services	122.0	134.8	356.0	402.0
General and administrative	7.1	7.0	20.7	22.7
Depreciation and amortization	11.1	10.6	33.3	29.3
Impairment of fixed assets	—	0.4	—	0.4
Gain on sale of assets	(0.1)	(0.1)	(1.7)	(1.6)
Total operating expenses	140.1	152.7	408.3	452.8

Operating income	12.9	11.7	19.7	32.3

Other expenses
Interest expense, net	0.7	0.7	2.1	2.8
Loss on debt retirement	—	—	—	2.4
Total other expenses	0.7	0.7	2.1	5.2

Income before income tax expense	12.2	11.0	17.6	27.1
Income tax expense	3.5	1.6	5.0	5.4
Net income	8.7	9.4	12.6	21.7

Income per common share
Basic	$0.39	$0.38	$0.56	$0.88
Diluted	$0.39	$0.38	$0.55	$0.86
Weighted average common shares outstanding
Basic	22,241,847	24,500,607	22,608,796	24,758,890
Diluted	22,494,453	24,887,275	22,731,259	25,149,415
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	26,087,524	25,689,807	$0.3	$0.3	25,756,017	25,446,292	$0.3	$0.3
Issuance of shares under share-based compensation plans	44,387	59,996	—	—	527,717	390,612	—	—
Shares withheld for taxes on equity transactions	(9,071)	(5,734)	—	—	(160,894)	(92,835)	—	—
Balance, end of period	26,122,840	25,744,069	$0.3	$0.3	26,122,840	25,744,069	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(3,722,428)	(1,099,928)	$(36.9)	$(9.7)	(2,357,328)	(551,828)	$(23.1)	$(3.8)
Repurchase of Class A Common Stock	(155,200)	(232,900)	(1.7)	(2.7)	(1,520,300)	(781,000)	(15.5)	(8.6)
Balance, end of period	(3,877,628)	(1,332,828)	$(38.6)	$(12.4)	(3,877,628)	(1,332,828)	$(38.6)	$(12.4)

Retained Earnings
Balance, beginning of period			$30.0	$19.5			$28.4	$7.2
Net income			8.7	9.4			12.6	21.7
Dividends declared			(1.2)	(1.3)			(3.5)	(1.3)
Balance, end of period			$37.5	$27.6			$37.5	$27.6

Additional paid-in capital
Balance, beginning of period			$267.1	$263.9			$266.2	$262.6
Equity based compensation			1.4	1.1			4.0	3.4
Shares withheld for taxes for equity compensation			(0.1)	—			(1.8)	(1.0)
Balance, end of period			$268.4	$265.0			$268.4	$265.0

Total shareholders’ equity
Balance, beginning of period			$260.5	$274.0			$271.8	$266.3
Net income			8.7	9.4			12.6	21.7
Dividends declared			(1.2)	(1.3)			(3.5)	(1.3)
Equity based compensation			1.4	1.1			4.0	3.4
Shares withheld for taxes for equity compensation			(0.1)	—			(1.8)	(1.0)
Repurchase of Class A Common Stock			(1.7)	(2.7)			(15.5)	(8.6)
Balance, end of period			$267.6	$280.5			$267.6	$280.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$12.6	$21.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.3	29.3
Equity based compensation	4.2	3.6
Gain on disposal of property and equipment	(1.7)	(1.6)
Impairment of fixed assets	—	0.4
Deferred income tax expense	4.7	4.8
Loss on debt retirement	—	2.4
Other expense, net	0.6	2.3
Changes in operating assets and liabilities
Accounts receivable	3.3	0.1
Contract assets	(6.0)	(8.7)
Inventory	0.6	(2.0)
Prepaid expenses and other current assets	3.6	0.6
Other assets	1.4	1.2
Accounts payable	(1.5)	8.3
Accrued expenses	(2.5)	(7.7)
Other current liabilities	(1.9)	—
Other long-term liabilities	1.1	(1.6)
Net cash provided by operating activities	51.8	53.1

Cash Flows from Investing Activities
Purchase of property and equipment	(28.7)	(27.9)
Proceeds from disposal of property and equipment	1.5	4.9
Net cash used in investing activities	(27.2)	(23.0)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	25.3	315.6
Principal payments on Revolving Credit Facility	(25.3)	(308.1)
Principal payments on financing lease obligations	(4.2)	(4.0)
Principal payments on Secured Promissory Note	—	(6.2)
Principal payments on other financing liabilities	(0.5)	(0.7)
Principal payments on Eclipse M&E Term Loan Facility	—	(10.4)
Dividends paid to Class A Common Stock shareholders	(3.4)	(1.2)
Shares withheld for equity compensation	(1.8)	(1.0)
Payments on Other Installment Purchases	(0.1)	(0.3)
Repurchase of Class A Common Stock	(15.5)	(8.6)
Deferred financing costs on Wells Fargo	—	(0.7)
Net cash used in financing activities	(25.5)	(25.6)

Increase (decrease) in cash and cash equivalents	(0.9)	4.5
Cash and cash equivalents, Beginning of Period	15.7	3.7
Cash and cash equivalents, End of Period	$14.8	$8.2

Supplemental Cash Flow Information
Interest paid	$1.4	$1.0
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$0.6	$—
Additions to fixed assets through installment purchases and financing leases	$(5.0)	$(5.6)
Additions to fixed assets through asset trades	$(4.4)	$(1.1)
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
As of September 30, 2023, the Company classified $0.6 million of land and buildings within our High Specification Rigs segment as held for sale as they are being actively marketed.
For the nine months ended September 30, 2024 and 2023, the Company recognized a net gain on assets previously held in Property and equipment of $1.7 million and $1.6 million, respectively, which is shown on the Condensed Consolidated Statements of Operations.

Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2024	December 31, 2023
High specification rigs	15	$149.2	$138.4
Machinery and equipment	3 - 30	207.7	189.2
Vehicles	3 - 15	53.0	53.8
Other property and equipment	5 - 25	21.2	19.9
Property and equipment		431.1	401.3
Less: accumulated depreciation		(221.2)	(196.6)
Construction in progress		17.0	21.6
Property and equipment, net		$226.9	$226.3
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
Depreciation expense was $10.9 million and $10.4 million for the three months ended September 30, 2024 and 2023, respectively and $32.7 million and $28.7 million for the nine months ended September 30, 2024 and 2023.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2024	December 31, 2023
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(5.6)	(5.1)
Intangible assets, net		$5.8	$6.3
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively and $0.6 million and $0.6 million for the nine months ended September 30, 2024 and 2023. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2025	$0.7
2026	0.7
2027	0.7
2028	0.5
2029	0.5
Thereafter	2.7
Total	$5.8
Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2024	December 31, 2023
Accrued payables	$8.9	$13.0
Accrued compensation	14.0	13.7
Accrued taxes	1.7	1.7
Accrued insurance	3.0	1.2
Accrued expenses	$27.6	$29.6

Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2024 and 2023, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Short-term lease costs	$3.5	$3.4	$9.6	$13.0
Operating lease costs	$0.8	$0.8	$2.4	$2.4
Operating cash outflows from operating leases	$0.8	$0.7	$2.4	$2.3

Weighted average remaining lease term			2.9 years	4.7 years
Weighted average discount rate			8.1%	7.9%
As of September 30, 2024, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2025	$3.4
2026	3.1
2027	2.4
2028	0.4
2029	0.1
Total future minimum lease payments	9.4
Less: amount representing interest	(1.1)
Present value of future minimum lease payments	8.3
Less: current portion of operating lease obligations	(2.8)
Long-term portion of operating lease obligations	$5.5
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
Lease costs and other information related to finance leases for the three and nine months ended September 30, 2024 and 2023, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of finance leases	$1.5	$1.0	$4.2	$2.7
Interest on lease liabilities	$0.6	$0.5	$1.7	$1.1
Financing cash outflows from finance leases	$1.6	$1.3	$4.2	$4.0

Weighted average remaining lease term			2.2 years	2.1 years
Weighted average discount rate			6.5%	5.2%

As of September 30, 2024, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2025	$6.6
2026	4.4
2027	3.4
2028	0.8
Total future minimum lease payments	15.2
Less: amount representing interest and fees	(2.0)
Present value of future minimum lease payments	13.2
Less: current portion of finance lease obligations	(5.4)
Long-term portion of finance lease obligations	$7.8
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
As of September 30, 2024, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending September 30,	Total
2025	$0.7
2026	0.7
2027	0.8
2028	0.8
2029	0.9
Thereafter	7.3
Total future minimum lease payments	$11.2
Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	September 30, 2024	December 31, 2023
Wells Fargo Revolving Credit Facility	$—	$—
Installment Purchases	—	0.1
Total Debt	—	0.1
Current portion of long-term debt	—	(0.1)
Long term-debt, net	$—	$—
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of September 30, 2024, which is applicable only under certain borrowing levels.
The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended September 30, 2024.

The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the Revolving Credit Facility, M&E Term Loan Facility, and the Secured Promissory Note, as defined below. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other-permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, will be classified as Long-term debt, current portion on the Condensed Consolidated Balance Sheets.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2024. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of September 30, 2024. The Company does have $3.7 million in Letters of Credit open under the facility, leaving a residual $71.3 million available for borrowings as of September 30, 2024. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the nine months ended September 30, 2024.
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
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the nine months ended September 30, 2024 and 2023, the Company paid down the Installment Agreements by $0.1 million and $0.3 million, respectively. As of September 30, 2024, the Company has fully paid the Installment Agreements.
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), restricted cash units (“RCUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.

Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. During the nine months ended September 30, 2024, the Company granted approximately 376,800 RSAs, with an approximated aggregate value of $3.9 million. During the nine months ended September 30, 2023, the Company granted approximately 436,200 RSAs, with an approximated aggregate value of $4.7 million. As of September 30, 2024, there was an aggregate $5.2 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Stock Units
The Company has granted RSUs to certain non-employee directors, which cliff vests on the first anniversary date of the grant. During the nine months ended September 30, 2024, the Company granted approximately 47,300 RSUs, with an approximated aggregate value of $0.5 million. As of September 30, 2024, there was an aggregate $0.4 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 0.8 years.
Restricted Cash Units
The Company has granted RCUs to certain non-employee directors, which cliff vests on the first anniversary date of the grant. During the nine months ended September 30, 2024, the Company granted approximately 16,400. RCUs, which are cash-settled with the value of each vested RCU equal to the closing price per share of our Common Stock on the vesting date. The Compnay determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Common Stock at the end of each reporting period. As of September 30, 2024, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
During the nine months ended September 30, 2024, the Company granted approximately 123,600 target shares of market-based performance stock units, of which 61,800 were granted at a relative grant date fair value of approximately $14.13 per share and 61,800 were granted at an absolute grant date fair value of approximately $11.35 per share. Additionally, the Company granted approximately 62,000 target shares of market-based performance stock units with a specified floor price per share, of which 31,000 were granted a relative grant date fair value of approximately $9.57 and 31,000 were granted at an absolute grant date fair value of approximately $10.54 per share. During the nine months ended September 30, 2023, the Company granted approximately 110,400 target shares of market-based performance stock units, of which 55,200 were granted at a relative grant date fair value of approximately $15.71 per share and 55,200 were granted at an absolute grant date fair value of approximately $13.12 per share. Additionally, the Company granted approximately 55,200 target shares of market-based performance stock units with a specified floor price per share, of which 27,600 were granted a relative grant date fair value of approximately $15.22 and 27,600 were granted at an absolute grant date fair value of approximately $10.85 per share.
Shares granted during the nine months ended September 30, 2024 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2026. As of September 30, 2024, there was an aggregate $2.9 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.5 years.
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
During the three and nine months ended September 30, 2024, the Company repurchased 155,200 and 1,520,300 shares, respectively, of the Company’s Class A Common Stock for an aggregate $1.7 million and $15.5 million, net of tax on the open market. As of September 30, 2024, an aggregate of 3,325,800 shares of Class A Common Stock were purchased for a total of $34.5 million, net of tax since the inception of the repurchase plan announced on March 7, 2023. The Company has accrued stock repurchase excise tax of $0.2 million for the nine months ended September 30, 2024.

Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company paid dividend distributions totaling $1.1 million and $1.2 million to shareholders for the three months ended September 30, 2024 and 2023, respectively and $3.4 million and $1.2 million to all shareholders in the nine months ended September 30, 2024 and 2023, respectively. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant requires the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. As of June 30, 2024, the Company failed to maintain the specified minimum level of purchases, resulting in a forfeiture event. The Company elected not to cure the forfeiture event leading to a reduction in the ownership percentage to 15%. During the third quarter of 2024, the Company continued to fall below the minimum level of purchases required, which may result in the cancellation of the warrant.. The value of the warrant by the Company remains negligible as of September 30, 2024. The Company finalized the purchase price allocation in the fourth quarter of 2021.
Note 11 — Risk Concentrations
Customer Concentrations
During the three months ended September 30, 2024, three customers accounted for approximately 18%, 11% and 10%, respectively, of the Company’s consolidated revenues. During the nine months ended September 30, 2024, three customers accounted for approximately 16%, 11% and 10%, respectively, of the Company’s consolidated revenues. As of September 30, 2024, approximately 41% of the net accounts receivable balance was due from these three customers.
During the three and nine months ended September 30, 2023, one customer accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenue. As of September 30, 2023, approximately 7% of the net accounts receivable balance, in aggregate, was due from this customer.
Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2024 and 2023 was 29.0% and 20.0%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Other Tax Matters
Total income tax expense for the nine months ended September 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses offset by the benefit from the release of a previously recorded valuation allowance against deferred tax assets.

The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2024, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2020 through 2023.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2024, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 13 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings per share were as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$8.7	$9.4	$12.6	$21.7
Net income attributable to Class A Common Stock	$8.7	$9.4	$12.6	$21.7

Diluted:
Income attributable to Ranger Energy Services, Inc.	$8.7	$9.4	$12.6	$21.7
Net income attributable to Class A Common Stock	$8.7	$9.4	$12.6	$21.7

Weighted average shares (denominator):
Weighted average number of shares - basic	22,241,847	24,500,607	22,608,796	24,758,890
Effect of share-based awards	252,606	386,668	122,463	390,525
Weighted average number of shares - diluted	22,494,453	24,887,275	22,731,259	25,149,415

Basic income per share	$0.39	$0.38	$0.56	$0.88
Diluted income per share	$0.39	$0.38	$0.55	$0.86
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

Certain segment information for the three and nine months ended September 30, 2024 and 2023 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2024
Revenue	$86.7	$30.3	$36.0	$—	$153.0
Cost of services	67.2	27.6	27.2	—	122.0
Depreciation and amortization	5.7	2.7	2.2	0.5	11.1
Operating income (loss)	13.8	—	6.6	(7.5)	12.9
Net income (loss)	$13.8	$—	$6.6	$(11.7)	$8.7

Capital expenditures	$4.0	$1.6	$2.2	$—	$7.8

	Nine Months Ended September 30, 2024
Revenue	$249.1	$87.6	$91.3	$—	$428.0
Cost of services	198.8	84.4	72.8	—	356.0
Depreciation and amortization	16.9	8.7	6.2	1.5	33.3
Operating income (loss)	33.4	(5.5)	12.3	(20.5)	19.7
Net income (loss)	$33.4	$(5.5)	$12.3	$(27.6)	$12.6

Capital expenditures	$20.0	$3.9	$13.6	$—	$37.5

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2023
Revenue	$79.2	$53.2	$32.0	$—	$164.4
Cost of services	63.5	45.8	25.5	—	134.8
Depreciation and amortization	5.1	3.1	2.0	0.4	10.6
Operating income (loss)	10.6	4.3	4.5	(7.7)	11.7
Net income (loss)	$10.6	$4.3	$4.5	$(10.0)	$9.4

Capital expenditures	$5.6	$9.2	$2.4	$—	$17.2

	Nine Months Ended September 30, 2023
Revenue	$234.3	$157.6	$93.2	$—	$485.1
Cost of services	185.6	140.3	76.1	—	402.0
Depreciation and amortization	14.7	8.4	5.0	1.2	29.3
Operating income (loss)	34.0	8.9	12.1	(22.7)	32.3
Net income (loss)	$34.0	$8.9	$12.1	$(33.3)	$21.7

Capital expenditures	$11.4	$13.7	$9.5	$—	$34.6
Note 16 — Subsequent Events
On October 28, 2024, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable November 22, 2024 to common stockholders of record at the close of business on November 8, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
The outlook for the majority of the Company’s service lines remains stable. Despite drilling and completion activity declines during 2023 continuing throughout the first three quarters of 2024, the Company was able to maintain consistent performance through most quarters with declines in some service lines occurring at the start of 2024 due to increased competition, reduced activity levels and typical seasonality. Activity levels have since recovered in most service lines and, going forward, we anticipate the global economy and commodity prices to provide a constructive demand backdrop for our services. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2024. Furthermore, both EIA and OPEC+ are projecting for global oil inventories to decline due to flat production and increasing oil consumption in 2024. OPEC+ is projecting oil demand to rise by 2.11 million barrels per day in 2024 and by 1.78 million barrels per day in 2025, driving continued investment and growth in the sector. Consolidation occurring at the E&P operator level within the energy industry is expected to impact U.S. onshore activity levels although the full extent of this impact is not yet known. The Company has, thus far, benefited from this consolidation and, over the long-term, the Company expects favorable preference from these larger organizations where the well-established processes and systems of Ranger are more valued.
The Company believes current geopolitical events will continue to have an impact on our industry, potentially including the results of the U.S. election cycle in the fourth quarter. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.

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

Results of Operations
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	September 30,		Variance
	2024	2023	$	%
Revenue
High specification rigs	$86.7	$79.2	$7.5	9%
Wireline services	30.3	53.2	(22.9)	(43)%
Processing solutions and ancillary services	36.0	32.0	4.0	13%
Total revenue	153.0	164.4	(11.4)	(7)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	67.2	63.5	3.7	6%
Wireline services	27.6	45.8	(18.2)	(40)%
Processing solutions and ancillary services	27.2	25.5	1.7	7%
Total cost of services	122.0	134.8	(12.8)	(9)%
General and administrative	7.1	7.0	0.1	1%
Depreciation and amortization	11.1	10.6	0.5	5%
Impairment of fixed assets	—	0.4	(0.4)	(100)%
Gain on sale of assets	(0.1)	(0.1)	—	—%
Total operating expenses	140.1	152.7	(12.6)	(8)%

Operating income	12.9	11.7	1.2	10%

Other expenses
Interest expense, net	0.7	0.7	—	—%
Total other expenses	0.7	0.7	—	—%

Income before income tax expense	12.2	11.0	1.2	11%
Income tax expense	3.5	1.6	1.9	119%
Net income	$8.7	$9.4	$(0.7)	(7)%
Revenue. Revenue for the three months ended September 30, 2024 decreased $11.4 million, or 7%, to $153.0 million from $164.4 million for the three months ended September 30, 2023. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended September 30, 2024 increased $7.5 million, or 9%, to $86.7 million from $79.2 million for the three months ended September 30, 2023. The revenue increase is attributable to improved pricing and the average revenue per rig hour increasing 6% to $741 for the three months ended September 30, 2024 from $700 for the three months ended September 30, 2023, coupled by a corresponding increase in total rig hours to 116,900 hours for the three months ended September 30, 2024 from 112,400 hours reported for three months ended September 30, 2023.
Wireline Services. Wireline Services revenue for the three months ended September 30, 2024 decreased $22.9 million, or 43%, to $30.3 million from $53.2 million for the three months ended September 30, 2023. The decreased revenue was primarily attributable to a decrease in completion services revenue of $26.0 million where there was a 63% decrease in completed stage counts to 2,500 for the three months ended September 30, 2024 from 6,800 for the three months ended September 30, 2023. This decrease in completion services revenue and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline production services and pump down revenue increased year over year by a net of $3.2 million reflecting increased operational activity offset by market pricing pressure.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended September 30, 2024 increased $4.0 million, or 13%, to $36.0 million from $32.0 million for the three months ended September 30, 2023. The increase in revenue is primarily attributable to increases in revenue within rentals, plugging and abandonment, logistics, and coil tubing by $1.7 million, $1.4 million, $0.6 million, and $0.4 million, respectively.

Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended September 30, 2024 decreased $12.8 million, or 9%, to $122.0 million from $134.8 million for the three months ended September 30, 2023. As a percentage of revenue, cost of services was 80% and 82% for the three months ended September 30, 2024 and 2023, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended September 30, 2024 increased $3.7 million, to $67.2 million from $63.5 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, repair and maintenance costs, and travel costs of $2.5 million, $0.9 million and $0.6 million, respectively. As a percentage of High Specification Rigs revenue, cost of services improved from 80% for the three months ended September 30, 2023 to 78% for the three months ended September 30, 2024.
Wireline Services. Wireline Services cost of services for the three months ended September 30, 2024 decreased $18.2 million, or 40%, to $27.6 million from $45.8 million for the three months ended September 30, 2023. The decrease in wireline services cost of sales was primarily attributable to reductions in completion services costs of $22.5 million as the Company reorganized this service line during the year to align with lower operating levels. As a percentage of Wireline Services revenue, cost of services increased from 86% for the three months ended September 30, 2023 to 91% for the three months ended September 30, 2024 primarily due to declining operating leverage due to lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended September 30, 2024 increased $1.7 million, or 7%, to $27.2 million from $25.5 million for the three months ended September 30, 2023. The increase was primarily attributable to increased direct material costs and equipment rentals which accounted for $1.1 million and $0.7 million, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 80% for the three months ended September 30, 2023 to 76% for the three months ended September 30, 2024 due to increased operational efficiencies and cost reductions.
General & Administrative. General and administrative expenses remained relatively flat; the three months ended September 30, 2024 increased $0.1 million, or 1%, to $7.1 million from $7.0 million for the three months ended September 30, 2023.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2024 increased $0.5 million, or 5%, to $11.1 million from $10.6 million for the three months ended September 30, 2023. The increase was attributable to increased capital expenditures with shorter useful lives added during the latter half of 2023 into 2024.
Interest Expense, net. Interest expense, net remained flat at $0.7 million for the three months ended September 30, 2024 and 2023. The changes in interest expense were attributable to reduced borrowings on the Wells Fargo Revolving Credit Facility, offset by increased borrowing costs on finance leases.
Income Tax Expense. Income tax expense for the three months ended September 30, 2024 increased $1.9 million, or 119%, to $3.5 million from $1.6 million for three months ended September 30, 2023. The lower tax rate for the period ended September 30, 2023 resulted from discreet tax benefits recognized during the three months ended September 30, 2023.
Net Income. Net income for the three months ended September 30, 2024 decreased $0.7 million, or 7%, to $8.7 million from $9.4 million for the three months ended September 30, 2023. The decrease in net income was driven by reduced operating income from activity declines in the Wireline segment, offset by continued increases in other business lines and reduced tax deductions.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Nine Months Ended
	September 30,		Variance
	2024	2023	$	%
Revenue
High specification rigs	$249.1	$234.3	$14.8	6%
Wireline services	87.6	157.6	(70.0)	(44)%
Processing solutions and ancillary services	91.3	93.2	(1.9)	(2)%
Total revenue	428.0	485.1	(57.1)	(12)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	198.8	185.6	13.2	7%
Wireline services	84.4	140.3	(55.9)	(40)%
Processing solutions and ancillary services	72.8	76.1	(3.3)	(4)%
Total cost of services	356.0	402.0	(46.0)	(11)%
General and administrative	20.7	22.7	(2.0)	(9)%
Depreciation and amortization	33.3	29.3	4.0	14%
Impairment of fixed assets	—	0.4	(0.4)	(100)%
Gain on sale of assets	(1.7)	(1.6)	(0.1)	6%
Total operating expenses	408.3	452.8	(44.5)	(10)%

Operating income	19.7	32.3	(12.6)	(39)%

Other expenses
Interest expense, net	2.1	2.8	(0.7)	(25)%
Loss on debt retirement	—	2.4	(2.4)	(100)%
Total other expenses	2.1	5.2	(3.1)	(60)%

Income before income tax expense	17.6	27.1	(9.5)	(35)%
Income tax expense	5.0	5.4	(0.4)	(7)%
Net income	$12.6	$21.7	$(9.1)	(42)%
Revenue. Revenue for the nine months ended September 30, 2024 decreased $57.1 million, or 12%, to $428.0 million from $485.1 million for the nine months ended September 30, 2023. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the nine months ended September 30, 2024 increased $14.8 million, or 6%, to $249.1 million from $234.3 million for the nine months ended September 30, 2023. The increase in revenue included an increase in the average revenue per rig hour by 5% to $730 from $693 for the nine months ended September 30, 2023, coupled by a corresponding 1% increase in total rig hours to 341,000 for the nine months ended September 30, 2024 from 338,100 for the nine months ended September 30, 2023.
Wireline Services. Wireline Services revenue for the nine months ended September 30, 2024 decreased $70.0 million, or 44%, to $87.6 million from $157.6 million for the nine months ended September 30, 2023. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $72.6 million illustrated by a 63% decrease in completed stage counts to 7,600 for the nine months ended September 30, 2024 from 20,600 for the nine months ended September 30, 2023. This decrease in completion services and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline pump down experienced decreases in revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 that were driven by pricing reductions as a consequence of increased competition from frac providers. These declines were offset by wireline production service revenue, which increased year over year by $3.4 million reflecting increased operational activity and an intentional management decision to pivot to production related work.

Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the nine months ended September 30, 2024 decreased $1.9 million, or 2%, to $91.3 million from $93.2 million for the nine months ended September 30, 2023. The decrease in processing solutions and ancillary services revenue is attributable to decreases in coil tubing and snubbing of $5.0 million and $1.2 million, respectively. The Company has seen a recovery in both coil tubing and snubbing activity in the third quarter. For coil tubing, third quarter 2024 revenues of $11.2 million represented a high mark for every quarterly reporting period in the last two fiscal years. Increasing activity in other Ancillary Services lines is reflected in increases in revenue in our rentals, plugging and abandonment, and logistics service lines of $1.9 million, $1.5 million and $1.0 million, respectively. Our Torrent gas processing business has continued to grow resulting in revenues of $5.1 million in the nine months ended September 30, 2024, compared to $3.9 million for the nine months ended September 30, 2023, an increase of $1.2 million.
Cost of services (exclusive of depreciation and amortization). Cost of services for the nine months ended September 30, 2024 decreased $46.0 million, or 11%, to $356.0 million from $402.0 million for the nine months ended September 30, 2023. As a percentage of revenue, cost of services was 83% for both nine months ended September 30, 2024 and 2023, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the nine months ended September 30, 2024 increased $13.2 million, or 7%, to $198.8 million from $185.6 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in variable expenses, most significant of which is employee-related labor costs, repair and maintenance, and travel accounting for of $9.1 million, $2.2 million and $1.9 million, respectively. As a percentage of High Specification Rigs Services revenue, cost of services increased from 79% for the nine months ended September 30, 2023 to 80% for the nine months ended September 30, 2024 driven largely by standby labor costs incurred during the first quarter of 2024.
Wireline Services. Wireline Services cost of services for the nine months ended September 30, 2024 decreased $55.9 million, or 40%, to $84.4 million from $140.3 million for the nine months ended September 30, 2023. The decrease is primarily attributable to a decrease in costs from the completion services lines by approximately $64.4 million as the Company reorganized this service line to accommodate lower operation activity and focus on more profitable service lines. As a percentage of Wireline Services revenue, cost of services increased from 89% for the nine months ended September 30, 2023 to 96% for the nine months ended September 30, 2024 primarily due to declining operating leverage due to lower activity levels. The decrease in completion service line costs were offset by an increase in costs from the production and pump down service lines to drive expanding activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the nine months ended September 30, 2024 decreased $3.3 million, or 4%, to $72.8 million from $76.1 million for the nine months ended September 30, 2023. The decrease was primarily attributable to decreased employee labor, travel, repair and maintenance, and fuel costs associated which amounted to $2.6 million, $1.1 million, $0.9 million and $0.7 million in cost reductions, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 82% for the nine months ended September 30, 2023 to 80% for the nine months ended September 30, 2024 due to increased operational efficiencies and cost reductions.
General & Administrative. General and administrative expenses for the nine months ended September 30, 2024 decreased $2.0 million, or 9%, to $20.7 million from $22.7 million. The decrease in general and administrative expenses is primarily due to lower personnel costs relative to the prior year, coupled with legal fees and transactional costs incurred during the nine months ended September 30, 2023.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2024 increased $4.0 million, or 14%, to $33.3 million from $29.3 million for the nine months ended September 30, 2023. The increase was attributable to capital expenditures added during the latter half of 2023 into 2024.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2024 decreased $0.7 million, or 25%, to $2.1 million from $2.8 million for the nine months ended September 30, 2023. The decrease to net interest expense was attributable to the decreased levels of borrowings year over year in conjunction with refinancings completed during the second quarter of 2023 resulting in lower borrowing costs.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2024 decreased $0.4 million, or 7%, to $5.0 million from $5.4 million for the nine months ended September 30, 2023. The decrease in tax expense resulted from a decrease in profit before tax when compared to the prior period.
Net Income. Net income for the nine months ended September 30, 2024 decreased $9.1 million, or 42%, to $12.6 million from $21.7 million for the nine months ended September 30, 2023. The decrease in net income was primarily driven by reduced activity in Wireline Services segment.

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

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2024
Net income (loss)	$13.8	$—	$6.6	$(11.7)	$8.7
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	3.5	3.5
Depreciation and amortization	5.7	2.7	2.2	0.5	11.1
EBITDA	19.5	2.7	8.8	(7.0)	24.0
Equity based compensation	—	—	—	1.4	1.4
Gain on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Legal fees and settlements	(0.3)	—	—	0.1	(0.2)
Adjusted EBITDA	$19.2	$2.7	$8.8	$(5.6)	$25.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2023
Net income (loss)	$10.6	$4.3	$4.5	$(10.0)	$9.4
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	1.6	1.6
Depreciation and amortization	5.1	3.1	2.0	0.4	10.6
EBITDA	15.7	7.4	6.5	(7.3)	22.3
Impairment of fixed assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	1.3	1.3
Gain on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Acquisition related costs	—	—	—	0.1	0.1
Adjusted EBITDA	$15.7	$7.4	$6.5	$(5.6)	$24.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$3.2	$(4.3)	$2.1	$(1.7)	$(0.7)
Interest expense, net	—	—	—	—	—
Income tax expense	—	—	—	1.9	1.9
Depreciation and amortization	0.6	(0.4)	0.2	0.1	0.5
EBITDA	3.8	(4.7)	2.3	0.3	1.7
Impairment of fixed assets	—	—	—	(0.4)	(0.4)
Equity based compensation	—	—	—	0.1	0.1
Gain on disposal of property and equipment	—	—	—	—	—
Acquisition related costs	—	—	—	(0.1)	(0.1)
Legal fees and settlements	(0.3)	—	—	0.1	(0.2)
Adjusted EBITDA	$3.5	$(4.7)	$2.3	$—	$1.1

Adjusted EBITDA for the three months ended September 30, 2024 increased $1.1 million to $25.1 million from $24.0 million for the three months ended September 30, 2023. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2024 increased $3.5 million to $19.2 million from $15.7 million for the three months ended September 30, 2023, due to increased revenue of $7.5 million, partially offset by a corresponding increase in cost of services of $3.7 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended September 30, 2024 decreased $4.7 million to $2.7 million from $7.4 million for the three months ended September 30, 2023, due to decreased operating activity resulting in revenue declines of $22.9 million, partially offset by a corresponding decrease in cost of services of $18.2 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended September 30, 2024 increased $2.3 million to $8.8 million from $6.5 million for the three months ended September 30, 2023, due to increased revenue of $4.0 million, partially offset by a corresponding increase in cost of services of $1.7 million.
Other. Other Adjusted EBITDA for the three months ended September 30, 2024 and 2023 held consistent at a loss of $5.6 million. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	TA	Nine Months Ended September 30, 2024
Net income (loss)		$33.4	$(5.5)	$12.3	$(27.6)	$12.6
Interest expense, net		—	—	—	2.1	2.1
Income tax expense		—	—	—	5.0	5.0
Depreciation and amortization		16.9	8.7	6.2	1.5	33.3
EBITDA		50.3	3.2	18.5	(19.0)	53.0
Equity based compensation		—	—	—	4.0	4.0
Gain on disposal of property and equipment		—	—	—	(1.7)	(1.7)
Severance and reorganization costs		0.7	0.1	0.1	0.1	1.0
Acquisition related costs		0.3	—	—	0.1	0.4
Legal fees and settlements		0.2	—	—	0.1	0.3
Adjusted EBITDA		$51.5	$3.3	$18.6	$(16.4)	$57.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Nine Months Ended September 30, 2023
Net income (loss)	$34.0	$8.9	$12.1	$(33.3)	$21.7
Interest expense, net	—	—	—	2.8	2.8
Income tax expense	—	—	—	5.4	5.4
Depreciation and amortization	14.7	8.4	5.0	1.2	29.3
EBITDA	48.7	17.3	17.1	(23.9)	59.2
Impairment of fixed assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	3.6	3.6
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(1.6)	(1.6)
Severance and reorganization costs	—	—	—	0.4	0.4
Acquisition related costs	—	—	—	1.6	1.6
Adjusted EBITDA	$48.7	$17.3	$17.1	$(17.1)	$66.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(0.6)	$(14.4)	$0.2	$5.7	$(9.1)
Interest expense, net	—	—	—	(0.7)	(0.7)
Income tax expense	—	—	—	(0.4)	(0.4)
Depreciation and amortization	2.2	0.3	1.2	0.3	4.0
EBITDA	1.6	(14.1)	1.4	4.9	(6.2)
Impairment of fixed assets	—	—	—	(0.4)	(0.4)
Equity based compensation	—	—	—	0.4	0.4
Loss on retirement of debt	—	—	—	(2.4)	(2.4)
Gain on disposal of property and equipment	—	—	—	(0.1)	(0.1)
Severance and reorganization costs	0.7	0.1	0.1	(0.3)	0.6
Acquisition related costs	0.3	—	—	(1.5)	(1.2)
Legal fees and settlements	0.2	—	—	0.1	0.3
Adjusted EBITDA	$2.8	$(14.0)	$1.5	$0.7	$(9.0)
Adjusted EBITDA for the nine months ended September 30, 2024 decreased $9.0 million to $57.0 million from $66.0 million for the nine months ended September 30, 2023. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2024 increased $2.8 million to $51.5 million from $48.7 million for the nine months ended September 30, 2023, primarily due to increased operating levels during the third quarter of 2024.
Wireline Services. Wireline Services Adjusted EBITDA for the nine months ended September 30, 2024 decreased $14.0 million to $3.3 million from $17.3 million for the nine months ended September 30, 2023, primarily due to significant decreases in operating activity within the completions service line.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the nine months ended September 30, 2024 increased $1.5 million to $18.6 million from $17.1 million for the nine months ended September 30, 2023, primarily due to a decrease in cost of services across service lines, partially offset by to decreased coil tubing revenue.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2024 improved $0.7 million to a loss of $16.4 million from a loss of $17.1 million for the nine months ended September 30, 2023. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of September 30, 2024, we had total liquidity of $86.1 million, consisting of $14.8 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $71.3 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, net of $3.7 million of Letters of Credit open under the facility. This compares to the Company’s available borrowings under the Wells Fargo Revolving Credit Facility of $61.7 million as of September 30, 2023 and $69.4 million as of December 31, 2023. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in millions)
Net cash provided by operating activities	$51.8	$53.1	$(1.3)	(2)%
Net cash used in investing activities	(27.2)	(23.0)	(4.2)	(18)%
Net cash used in financing activities	(25.5)	(25.6)	0.1	—%
Net change in cash	$(0.9)	$4.5	$(5.4)	(120)%
Operating Activities
Net cash from operating activities decreased $1.3 million to $51.8 million for nine months ended September 30, 2024 compared to $53.1 million for the nine months ended September 30, 2023. The change in cash flows from operating activities is primarily attributable to a decrease in operating income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Cash created from working capital decreased $5.0 million to $4.4 million utilized for the nine months ended September 30, 2024, compared to $9.4 million utilized for the nine months ended September 30, 2023 due to improvements in collections activities in the most recent quarters.
Investing Activities
Net cash used in investing activities increased $4.2 million to $27.2 million for nine months ended September 30, 2024 compared to $23.0 million for the nine months ended September 30, 2023. The change in cash flows from investing activities is largely attributable to slight increases in fixed asset additions that took place during the nine months ended September 30, 2024 and less proceeds from asset disposals relative to those that occurred during the nine months ended September 30, 2023.
Financing Activities
Net cash used in financing activities increased $0.1 million to $25.5 million for nine months ended September 30, 2024 compared to $25.6 million for the nine months ended September 30, 2023. Cash used in financing activities for the nine months ended September 30, 2024 primarily was allocated to the repurchase of Class A Common Stock (see Item 1. Financial Information— Note 10 — Equity).
Supplemental Disclosures
During the nine months ended September 30, 2024, the Company added fixed assets of $4.4 million and $4.4 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, remained relatively flat at $66.2 million as of September 30, 2024, compared to $66.4 million as of December 31, 2023.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of September 30, 2024, which is applicable only under certain borrowing levels.
The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended September 30, 2024.

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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2024. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of September 30, 2024. The Company does have $3.7 million in Letters of Credit open under the facility, leaving a residual $71.3 million available for borrowings as of September 30, 2024. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the nine months ended September 30, 2024.
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
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the nine months ended September 30, 2024 and 2023, the Company paid down the Installment Agreements by $0.1 million and $0.3 million, respectively. As of September 30, 2024, the Company has fully paid the Installment Agreements.
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
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid dividend distributions totaling $1.1 million and $1.2 million to shareholders for the three months ended September 30, 2024 and 2023, respectively and $3.4 million and $1.2 million to all shareholders in the nine months ended September 30, 2024 and 2023, respectively. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.

Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2023.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We continue to expect business opportunities and financial results to remain stable assuming the global economy remains stable. OPEC+ production cuts have continued and are expected to keep commodity prices at a stable level through the remainder of 2024. OPEC+ also expects oil demand to rise by approximately 2.11 million barrels per day in 2024 and by 1.78 million barrels per day in 2025.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. As of September 30, 2024, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2024, the top three trade receivable balances represented approximately 21%, 11%, and 11%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 28%, 15% and 12%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 18%, 10%, and 9%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 17%, 16%, and 11%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 7, 2023, the Company announced that its Board of Directors authorized a share repurchase program, allowing the Company to purchase currently outstanding Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value, allowing the Company to utilize the expanded $50.0 million of approved capacity through March 4, 2027. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The duration of the share repurchase program is 36 months and may be accelerated, suspended or discontinued at any time without notice.
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2024.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2024 - July 31, 2024	154,700	$10.40	154,700	3,890,695
August 1, 2024 - August 31, 2024	500	11.00	500	4,052,755
September 1, 2024 - September 30, 2024	9,071	12.19	—	4,236,508
Total	164,271	$10.50	155,200	4,236,508
_________________________
(1)    Total number of shares repurchased during the third quarter of 2024 consists of 9,071 shares of Class A Common Stock, at an average price paid per share of $12.19, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 155,200 shares of Class A Common Stock, at an average price paid per share of $10.42, repurchased pursuant to the repurchase program authorized by the Board of Directors allowing the Company to purchase currently outstanding Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value, that was announced on March 7, 2023 and increased on March 4, 2024, by the Board of Directors approving an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value.
(2)     For the three months ended September 30, 2024, 155,200 shares of Class A Common Stock were repurchased for a total of $1.7 million, net of tax. As of September 30, 2024, an aggregate of 3,325,800 shares of Class A Common Stock were purchased for a total of $34.5 million, net of tax since the inception of the repurchase plan announced on March 7, 2023. The Company has accrued stock repurchase excise tax of $0.2 million for the nine months ended September 30, 2024.
(3)    As of September 30, 2024, the maximum number of shares that may yet be purchased under the plan is 4,236,508 shares of Class A Common Stock. This is based on the closing price of $11.91 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of September 30, 2024.

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
During the three months ended September 30, 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	Form of Restricted Stock Unit Agreement for Directors under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan dated 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

*    Filed as an exhibit to this Quarterly Report on Form 10-Q.
**    Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Melissa Cougle	October 28, 2024
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)