Form 10-K
period 2024-12-31
Ranger Energy Services, Inc.
filed 2025-03-04
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $165.2 million, based on the closing market price as reported on the New York Stock Exchange of $10.52. As of February 28, 2025, the Registrant had 22,252,946 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K (“Annual Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Annual Report, the words “may,” “should,” “intend,” “could,” “believe,” “anticipate,” “estimate,” “expect,” “outlook,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
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
•volatility of oil and natural gas prices which impact the supply of and demand for oil and natural gas;
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
•interest rate risk as a result of our revolving credit facility and other financing arrangements to fund operations;
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
Risks Related to our Operations
•reductions in capital spending within the oil and natural gas industry could reduce demand for our services;
•the volatility of oil and natural gas prices, which impacts the supply and demand for oil and natural gas;
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
•CSL Capital Management (“CSL”) and Bayou Wells Holdings Company, LLC (“Bayou Holdings”) and their respective affiliates are not limited in their ability to compete with us, and a significant reduction of CSL’s and/or Bayou Holdings’ ownership interests in the Company could adversely affect us; and
•certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

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
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, coil tubing, and processing solutions.
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
Organization
Ranger Inc. was incorporated as a Delaware corporation in February 2017. In conjunction with the initial public offering of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 (the “Offering”), and the corporate reorganization Ranger Inc. underwent in connection with the Offering, Ranger Inc. became a holding company, and its sole material assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”), Torrent Energy Services, LLC (“Torrent Services”), and the other subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services, its subsidiaries, and Torrent Services’ business and consolidates the financial results of Ranger Services, its subsidiaries, and Torrent Services.

The following diagram indicates our ownership structure as of February 28, 2025:

Legacy Owners[(1)(2)]
(Class A Shares)
Public Shareholders[(2)]
(Class A Shares)
5,368,999 Class A Common Stock
23% Total Voting Power
17,558,073 Class A Common Stock
77% Total Voting Power
Ranger Energy Services, Inc.
(Ranger, Inc.)
(NYSE: RNGR)
RNGR Energy Services, LLC
(Ranger LLC)
Operating Subsidiaries

_________________________
(1)    CSL and Bayou Well Holdings Company, LLC (collectively the “Legacy Owners”) own the equity interests, with CSL holding a majority of such interests.
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
High Specification Rigs
Our High Specification Rig segment provides high specification well and complementary equipment and services to facilitate operations throughout the lifecycle of a well. We provide services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Our high specification well service rigs are designed to support U.S. horizontal well demands.
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

Specifically, in connection with the operations of our high specification well service rigs, we also maintain a supply of additional service and rental equipment, including accumulators, acid and frac tanks, motor vehicles, trailers, tractors, catwalks, cementing units, pipe racks, power swivels, ram block assemblies, fluid pumps and related items.
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
Asset Fleet
Ranger relies heavily on its fleet of capital equipment to generate revenue for the business. As part of our strategy, our asset fleet is highly complementary, and a single asset can serve multiple business segments. An asset may operate on a standalone basis to generate revenue; alternatively, an asset may operate in conjunction with one or more other fleet assets within the Ranger portfolio.
Rigs
We have a fleet of 406 well service rigs as of December 31, 2024 of which 180 rigs are active and marketable; 168 rigs are available for reactivation; 35 rigs are classified as assets held for sale; and 23 rigs are identified as retirement candidates recorded at scrap value that do not meet the criteria to be classified as asset held for sale.
We believe our active and marketable rig fleet is among the newest and most advanced in the industry. High specification rigs are generally considered to be rigs with higher operating horsepower (“HP”) (450 HP or greater) and/or taller mast heights (102 feet or higher) than traditional well servicing rigs(1).

Rig Classification(2)	Number of Rigs
Mast Height >102' or Operating HP >450	329
Mast Height <102' and Operating HP <450	19
Rigs classified as assets held for sale	35
Retirement rigs candidates at scrap value	23
Total Rigs	406
Our rig fleet assets are utilized both within our High Specification Rigs segment as well as our processing solutions and ancillary services segment in support of our plug and abandonment service line.
______________________

(1)    The high operating HP and taller mast heights of our high specification well service rigs allow such rigs to safely support the higher weights associated with the long tubing strings used in long-lateral well completion operations.
(2)    Per manufacturer or historical records obtained through acquisitions.
Wireline Units
We have a fleet of 72 wireline trucks as of December 31, 2024 that includes both single and dual drum units running a variety of line types in cased hole operations and 29 high-pressure pump trucks that are utilized in our wireline services. Our wireline services utilize high-pressure pump trucks to pump fracturing plugs and perforating guns into extended reach horizontal wells for pump down perforating completion purposes.
Our wireline fleet assets are utilized both within our wireline services segment as well as our processing solutions and ancillary services segment in support of our plug and abandonment service line.
Gas Processing and Other Assets
As part of our gas processing operations in support of field level recapture and power generation, we manage a group of 30 mechanical refrigeration units, 60 gas coolers and 13 generators as of December 31, 2024.
Vehicles
Our business relies on a fleet of light duty trucks and vehicles that assist our crews in operations activities across all segments. As of December 31, 2024 we had a total of approximately 1,100 trucks and vehicles either owned or under finance lease in our fleet.
Other
We incur general corporate and administrative costs that are not attributable to any of the operating segments or business lines, which are reported as Other.  For further information regarding the results of operations for each segment, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Competition
We provide services in various geographic regions across the United States, which are highly competitive. Our competitors include many large and small oilfield service providers. Our largest competitors in the current market include RPC, Inc., ProPetro Holding Corp., Select Water Solutions, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Innovex International, Inc., Mammoth Energy Services, Inc., Solaris Oilfield Infrastructure, Inc., and NINE Energy Service, Inc.. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers that are not publicly traded.
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
Cyclical Nature of Industry
We operate in a cyclical industry and a factor driving demand for our services is the level of drilling activity by E&P companies. In turn, the level of drilling depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenue and profits for oilfield service companies. Increased capital expenditures also lead to greater production, which historically has resulted in increased inventories and reduced prices, consequently reducing demand for oilfield services. The results of our operations, therefore, may fluctuate from period to period, and these fluctuations may distort comparisons of results across periods.
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
Significant Customers
During the year ended December 31, 2024, four customers, accounted for approximately 22%, 13%, 13% and 11%, respectively, of our consolidated revenue. During the year ended December 31, 2023, two customers accounted for approximately 10% each of our consolidated revenue. For the years ended December 31, 2024 and 2023, our top five revenue-generating customers represented approximately 65% and 43% of our consolidated revenue, respectively. No other customers represented more than 10% of our consolidated revenue for each of the years ended December 31, 2024 and 2023. We have a diverse portfolio of customers which included approximately 215 distinct customers that we served during 2024.
Suppliers
Our internal supply chain personnel manage sourcing and logistics to ensure flexibility and continuity of supply in a cost-effective manner across all areas of our operations. We have built long‑term relationships with multiple industry leading suppliers of materials and equipment. We purchase a wide variety of materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. We have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis.
Human Capital
We combine our services offerings with a highly skilled and experienced workforce, enabling us to consistently deliver exceptional service while maintaining high health, safety and environmental standards. We invest in attracting, developing and retaining talented personnel and believe we have good relationships with our employees. Our personnel are dedicated to redefining services for our customers, driving new thinking, raising standards and rising to challenges. We believe that our efficient operational performance, executed at a high level of integrity, strong safety record and low leverage provides a competitive advantage. As of December 31, 2024, we had approximately 1,950 full-time employees and we hire independent contractors on an as-needed basis. We are not a party to collective bargaining agreements, nor do we have any unionized labor.
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
The Oil Pollution Act of 1990 (“OPA”) sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including E&P facilities that may affect waters of the United States. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare facility response plans (“FRP”) for responding to a worst-case discharge of oil into waters of the United States.
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

Climate Change
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHG”) as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas E&P customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHG.
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
There are also increasing financial risks for companies in the fossil fuel sector as stockholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the Securities and Exchange Commission (the “SEC”) proposed new rules relating to the disclosure of a range of climate-related risks. However, the SEC has stayed the final rule pending the resolution of consolidated legal challenges that are currently proceeding before the U.S. Court of Appeals for the Eight Circuit. Enhanced climate disclosure requirements could result in additional legal and accounting costs and accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Hydraulic Fracturing
Many of our customers utilize hydraulic fracturing services in connection with their production of oil and natural gas. Hydraulic fracturing stimulates production of oil and/or natural gas from dense subsurface rock formations by injecting water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.

Hydraulic fracturing typically is regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance that applies to such activities. The EPA also finalized rules that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly-owned wastewater treatment plants. In addition, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources which concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The federal Bureau of Land Management (“BLM”) has pursued rules governing hydraulic fracturing activities on federal lands. These requirements have been subject to legal challenge and the outcome remains uncertain. We cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services.
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
Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, unusual or unexpected geological formations or pressures, explosions, craterings, fires, oil spills and releases of drilling, completion or fracturing fluids or hazardous materials or pollutants into the environment. These conditions can cause:
•disruption or suspension of operations;
•substantial repair or replacement costs;
•personal injury or loss of human life;
•significant damage to or destruction of property and equipment;
•environmental pollution, including groundwater contamination;
•industrial accidents; and
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
Our operations are located in different regions of the United States. Some of these areas, including the Denver‑Julesburg Basin and the Bakken Shale, are adversely affected by seasonal weather conditions. During periods of heavy snow, ice, wind or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenue, or we could suffer weather‑related damage to our facilities and equipment, resulting in delays in operations. The E&P activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster, severe weather event, or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our customers’ and our suppliers’ operations. Such physical risks may result in damage to our customers’ facilities or otherwise adversely impact our operations, such as if facilities are subject to water use curtailments in response to drought, or demand for our customers’ products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may ultimately reduce demand for the products and services we provide. Such physical risks may also impact our suppliers, which may adversely affect our ability to provide our products and services. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.
Our business could be harmed by geographical and terrorist threats, armed conflicts or civil unrest.
The occurrence or threat of geographical or terrorist threats in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, Russia, or domestic civil unrest, may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events could severely impact the world economy. If other current hostilities around the globe continue or escalate, or any other such events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
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
•the level and cost of global and domestic oil and natural gas exploration, production, transportation and delivery;
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
A prolonged economic slowdown or recession, adverse events relating to the energy industry, or regional, national, or global economic conditions and factors, particularly a slowdown in the E&P industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers and decreased demand and prices for oil and natural gas. Inflationary factors, such as increases in labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results.
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
During the year ended December 31, 2024, four customers accounted for approximately 22%, 13%, 13% and 11%, respectively, each of our consolidated revenues. The table below presents the percentage of revenue, for each respective segment, from our top five customers for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
High Specification Rigs	48%	31%
Wireline Services	9%	5%
Processing Solutions and Ancillary Services	8%	7%
Consolidated	65%	43%
Our customers may be forced to curtail or shut in production due to a lack of storage capacity.
The marketing of oil, natural gas and NGLs depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. Reduced demand for oil and natural gas and/or oversupply of oil and natural gas in the market may limit or fill available storage and transportation capacity for our customers’ production. If there is insufficient capacity available on these systems, if these systems are unavailable to our customers, or if these systems are unavailable to our customers on commercially reasonable terms, the prices our customers receive for their production could be significantly depressed.
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
Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business in a manner that is consistent with applicable laws, rules and permits, which legal requirements are subject to change. Existing and potential customers consider the safety record of their third‑party service providers to be of high importance in their decision to engage such providers. If one or more accidents were to occur at one of our operating sites, the affected customer may seek to terminate or cancel its use of our equipment or services and may be less likely to continue to use our services, which could cause us to lose substantial revenue. Furthermore, our ability to attract new customers may be impaired if they view our safety record as unacceptable. In addition, it is possible that we will experience multiple or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or hire inexperienced personnel to meet our staffing needs.

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
Subject to certain exceptions, our customers typically assume responsibility for, including control and removal of, all pollution or contamination which may occur during operations and originate below the surface, including that which may result from blowout, seepage or any other uncontrolled flow of drilling and completion fluids. However, we may have liability in such cases if we are negligent or commit willful acts. Our customers generally agree to indemnify and defend us against claims relating to damage or loss of a well, reservoir, geological formation, underground strata, or water resources, or the loss of oil, gas, mineral, or water, but sometimes such indemnity and defense is subject to exceptions for claims for gross negligence or willful misconduct, or our assumption of capped liability. Our customers also generally assume responsibility for claims arising from their employees’ personal injury or death, or the damage or loss of their property, to the extent that, in the case of our operations, their employees are injured or their properties are damaged by such operations, but sometimes such indemnity and defense is subject to exceptions for claims, resulting from our gross negligence or willful misconduct. In turn, we generally agree to indemnify and defend our customers for loss or destruction of our property or equipment and for liabilities arising from personal injury to or death of any of our employees, but sometimes such indemnity and defense is subject to exceptions for claims resulting from gross negligence or willful misconduct of the customer. However, we might not succeed in enforcing such contractual allocation or might incur an unforeseen liability falling outside the scope of such allocation. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
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
Further, our operations could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads, including through routing and weight restrictions. Certain states, such as North Dakota and Texas, and certain counties have increased enforcement of weight limits on trucks used to transport raw materials, such as the fluids that we transport in connection with our fluids management services, on their public roads. It is possible that the states, counties and cities in which we operate our business may modify their laws to further reduce truck weight limits or impose curfews or other restrictions on the use of roadways. Such legislation and enforcement efforts could result in delays, and increased costs, in transporting fluids and otherwise conducting our business. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
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
Our business activities present risks of incurring significant environmental costs and liabilities, including costs and liabilities resulting from our handling and disposal of oilfield and other wastes, air emissions and wastewater discharges related to our operations and the historical operations and waste disposal practices of our predecessors. Moreover, accidental releases or spills may occur in the course of our operations, and we could incur significant costs and liabilities as a result of such releases or spills, including any third‑party claims for damage to property, natural resources or persons. In addition, private parties, including the owners of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability even if our conduct was lawful at the time it occurred or the alleged damages resulted from the conduct of, or conditions caused by, prior operators or other third parties.
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
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing GHG emissions, as well as to restrict or eliminate future emissions. As a result, our operations as well as the operations of our oil and natural gas E&P customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHG.
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
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our customers’and suppliers’ operations. For more information, see our risk factor titled “Seasonal weather conditions, climate change, severe weather events and natural disasters could disrupt normal operations and harm our business.”
Increased attention to sustainability, environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our or our customers’ business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary sustainability and ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. For more information, see our risk factor titled “Our operations, and those of our customers, are subject to a series of risks arising from climate change.”
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
For example, to the extent that species are listed under the Endangered Species Act or similar state laws, or are protected under the Migratory Bird Treaty Act, previously unprotected species are designated as threatened or endangered in areas where we or our customers operate, we or our customers could incur increased costs and could face delays or limitations in our or their operations, which could adversely affect or reduce demand for our services.
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
As of December 31, 2024 and 2023 our total debt was $0.0 million and $0.1 million, respectively.
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
On May 31, 2023, we entered into a Credit Agreement with Wells Fargo Bank, N.A., which provides a secured, revolving credit facility (the “Wells Fargo Revolving Credit Facility.”) in an aggregate principal amount of up to $75.0 million. The Wells Fargo Revolving Credit Facility subjects us to significant financial and other restrictive covenants, such that our ability to comply with financial condition tests can be affected by events beyond our control, including economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. Further, the borrowing base of our Wells Fargo Revolving Credit Facility is dependent upon our receivables and unbilled revenue less certain reserves, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our Wells Fargo Revolving Credit Facility. If we are unable to remain in compliance with the financial covenants of our Wells Fargo Revolving Credit Facility, then amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
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

Our Wells Fargo Revolving Credit Facility contains certain financial and other restrictive covenants, including a minimum fixed charge coverage ratio during certain testing periods. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay our obligations under the Wells Fargo Revolving Credit Facility.
The growth of our business through potential future acquisitions or mergers may expose us to various risks, including those relating to difficulties in integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.
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
Our ability to achieve the anticipated benefits of any acquisition will depend, in part, upon whether we can integrate the acquired or merged business and/or assets into our existing business in an efficient and effective manner. The process of integrating an acquired or merged business, may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources. Our failure to incorporate the acquired or merged business and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects. Further, any acquisition may involve other risks that may cause our business to suffer, including:
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
Any material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot ensure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Our Wells Fargo Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Stock. Consequently, in the future, if we no longer meet the Wells Fargo Revolving Credit Facility’s criteria to pay cash dividends on Class A Stock, the Company will be restricted in its ability to pay a dividend until compliance with the stated criteria is regained.
In 2023, we initiated a quarterly dividend to holders of our Class A Common Stock. However, our Wells Fargo Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Common Stock, and, if, in the future, we no longer meet the criteria specified in our Wells Fargo Resolving Credit Facility which allow for cash dividend payments, our ability to pay a dividend will be restricted until we are once again in compliance with the necessary criteria. During any period where dividends are restricted, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or preferred stock or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock or preferred stock that is convertible into Class A Common Stock in subsequent public offerings. As of February 28, 2025, we had 22,252,946 shares of Class A Common Stock outstanding, which may be resold immediately in the public market. The Legacy Owners and the certain other entities are parties to a registration rights agreement, which requires us to affect the registration of any shares of Class A Common Stock held by them or which they receive upon redemption of any shares of Class B Common Stock that they may hold.
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
CSL, Bayou Holdings or their respective affiliates may become aware, from time to time, of certain business opportunities and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. If attractive business opportunities are procured by such parties for their own benefit rather than for ours, it could adversely impact our business or prospects.
CSL owns a significant portion of our voting stock, and their interests may conflict with those of our other stockholders.
CSL and its affiliates beneficially own an aggregate of approximately 16% of the outstanding shares of our Class A Common Stock. As long as CSL owns a large portion of our voting stock, it may be able to significantly influence the election of the Board of Directors and the outcome of all matters involving a stockholder vote. Moreover, CSL’s concentration of stock ownership may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder. CSL’s interests may differ from the interests of other stockholders and the status of their ownership could change at their discretion.
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
Certain of our directors, who are responsible for managing the direction of our operations, hold positions of responsibility with, or are otherwise affiliated with, other entities that are in the oil and natural gas industry. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, these individuals may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of cybersecurity in safeguarding sensitive information, protecting our stakeholders, and maintaining customer trust. Our approach to managing cybersecurity risks, includes periodic risk assessments, implementing and overseeing governance and policies, an incident response plan, ongoing training and awareness programs, and a commitment to continuous improvement.
Our risk assessment process involves periodic vulnerability assessments and monitoring of emerging threats. Our policies and procedures are designed to ensure compliance with relevant regulations and to consider industry practices, and we periodically review and update them to address evolving cybersecurity risks.
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
We are dedicated to continuous improvement in our cybersecurity program. We regularly monitor, evaluate, and aim to enhance our capabilities through investments in technology, infrastructure, and personnel. Our goal is to stay ahead of emerging threats and maintain the highest level of cybersecurity resilience.
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

Item 2. Properties
We lease our principal executive offices, which are located at 10350 Richmond, Suite 550, Houston, Texas 77042. As of December 31, 2024, we owned or leased maintenance facilities, yards and field offices around the U.S. and our material properties included the following:

Facility Location and Description	Size of Location*		Leased / Owned	Lease Expiration
High Specification Rigs	(square feet)	(acres)
Milliken, Colorado	131,390	23.0	Leased	2036
Williston, North Dakota	11,100	5.0	Leased	2029
Pleasanton, Texas	23,325	15.9	Leased	2027
Wharton, Texas	1,600	13.6	Leased	2028
Artesia, New Mexico	5,368	1.7	Leased	**
Hobbs, New Mexico	25,950	4.5	Owned	***
Belfield, North Dakota	34,280	34.5	Owned	***
Denver City, Texas	23,000	60.4	Owned	***
Midland, Texas	14,000	16.7	Owned	***
Midland, Texas	47,000	25.9	Owned	***
Odessa, Texas	17,500	1.3	Owned	***
Andrews, Texas	15,341	39.3	Owned	***
Wireline Services
Midland, Texas	36,320	12.0	Leased	2027
Williston, North Dakota	71,239	13.8	Leased	2027
Casper, Wyoming	12,950	3.2	Leased	**
Processing Solutions and Ancillary Services
Milliken, Colorado	131,390	23.3	Leased	2036
Ft. Morgan, Colorado	106,700	23.6	Leased	2027
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
Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR.” As of February 28, 2025, there were approximately 78 stockholders of record of our Class A Common Stock. We have a significant number of beneficial stockholders or stockholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, and therefore the actual number of stockholder is considerably greater than the number of stockholders of record.
For the year ended December 31, 2024, the Company paid quarterly cash dividends totaling $0.20 per share of Class A Common Stock, compared to $0.10 per share paid for the year ended December 31, 2023. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended December 31, 2024.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2024 - October 31, 2024	474	$12.28	—	3,887,273
November 1, 2024 - November 30, 2024	—	—	—	3,057,988
December 1, 2024 - December 31, 2024	—	—	—	3,259,484
Total	474	$12.28	—	3,259,484
_________________________
(1)    Total number of shares repurchased in the fourth quarter of 2024 consists of 474 shares of Class A Common Stock, at an average price paid per share of $12.28, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan.
(2)    As of December 31, 2024, the maximum number of shares that may yet be purchased under the plan is 3,259,484 shares of Class A Common Stock. This is based on the closing price of $15.48 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of December 31, 2024.

Stock Performance Graph
The graph below presents a comparison of the cumulative total return on our Class A Common Stock, assuming $100 was invested on December 31, 2019 in each of the Company’s Class A Common Stock. the NYSE Composite Index and a self-determined peer group, which includes RPC, Inc., ProPetro Holding Corp., Select Water Solutions, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Innovex International, Inc., Mammoth Energy Services, Inc., Solaris Oilfield Infrastructure, Inc., and NINE Energy Service, Inc..
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
Item 6. Selected Financial Data
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. These statements include certain risks and uncertainties. Please read “Cautionary Statement Regarding Forward‑Looking Statements” and the risk factors described under “Part I, Item 1A.-Risk Factors” for more details.
2024 Business Update

Business Outlook
We are a provider of onshore high specification well service rigs and complementary services in the United States. We provide an extensive range of well site services to leading U.S. E&P companies that are fundamental to establishing, maintaining and enhancing the flow of oil and natural gas throughout the productive life of a well. Additionally, we serve to assist our customers in decommissioning wells at the end of their economic life. A comprehensive discussion of each of our reporting segments is included below in the section titled “How We Evaluate Our Operations.”
We operate in most of the active oil and natural gas basins in the United States, including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
As the Company looks ahead to 2025, we anticipate steady business opportunities as both the U.S. and global economies continue to demonstrate resilience. We further expect our financial results to show slight year-over-year improvement. According to the International Energy Agency, global oil demand is projected to increase by 1.1 million barrels per day in 2025, compared to demand growth of 1.2 million barrels per day in 2024. As we are a production-focused business with solely domestic operations, we have also considered the U.S. Energy Information Administration’s estimate that daily crude oil production in the United States is expected to increase to 13.5 million barrels per day, up from 13.2 million barrels per day in 2024. It is anticipated by the International Energy Agency that OPEC+ will begin increasing production in 2025, while demand is expected to remain relatively muted. With supply and demand remaining imbalanced, downward pressure on prices is forecasted by both the International Energy Agency and the U.S. Energy Information Administration, with oil prices expected to average approximately $74 per barrel during 2025 as compared to $81 per barrel in 2024. While we do not have significant gas market exposure, we expect some tailwinds in gas markets as being potentially beneficial to our business as the U.S. Energy Information Administration forecasts natural gas spot prices of $3.10 per million BTU and U.S. LNG exports of 14 billion cubic feet per day in 2025, compared to 2024 actual figures of $2.10 and 12 billion cubic feet, respectively.
Acquisitions and Integrations
During 2021, 2022, 2023 and 2024, the Company placed significant focus on acquiring and integrating assets and associated operations, described below, into current business processes. Through these acquisitions and their subsequent integrations, Ranger has continued to refine its business strategies and processes to focus on the performance of the Company and anticipates that acquisitions will continue to play a key role in the business going forward.
The largest of its recent acquisitions took place during the fall of 2021 when Ranger Energy Acquisition, LLC, entered into an Asset Purchase Agreement for certain assets of Basic and certain of its subsidiaries. As consideration for the assets acquired, the Company paid $36.7 million in cash, where such cash was generated through the issuance of Series A Preferred Stock. Purchased assets included well servicing rigs, fishing and rental assets, coiled tubing units, and rolling stock assets required to support the operating assets as well as certain real property. Separately, during 2021, the Company made two additional acquisitions of wireline service providers that operated throughout the Permian, Denver-Julesburg and Powder River Basins and the Bakken Shale. These acquisitions significantly expanded the scale and scope of the existing wireline business.
During 2023, the Company complemented the earlier acquisitions with the purchase of certain pumping assets and associated equipment to continue to bolster its wireline segment capabilities. While no deals were completed in 2024, we remained active in the pursuit of accretive opportunities and will continue to do so during 2025.
Internal Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. For further information, please see “Part II, Item 9A. Controls and Procedures.”
How We Evaluate Our Operations
We provide services within the United States that are organized into three reporting segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services, which are described below. The reportable segments have been categorized based on the nature of services provided within each line of business.

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
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. The services primarily include equipment rentals, coil tubing, plug and abandonment, and processing solutions.
•Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expenses and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.
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
Cost of Services. The primary costs associated with our cost of services are related to personnel expenses and repairs and maintenance of our fixed assets. A significant portion of these expenses are variable, and therefore typically managed based on industry conditions and demand for our services. Further, there is generally a correlation between our revenue generated and personnel and repairs and maintenance costs, which are dependent upon the operational activity.
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
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenue less cost of services and depreciation expense. While we believe this is a key financial metric as it provides insight on profitability and operational performance based on the historical cost basis of our assets.
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, loss on debt retirement, gain or loss on disposal of property and equipment, acquisition‑related costs, severance and reorganization costs, significant and unusual legal fees and settlements, impairment of fixed assets, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
The Year Ended December 31, 2024 compared to the Year Ended December 31, 2023
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Year Ended December 31,		Variance
	2024	2023	$	%
Revenue
High Specification Rigs	$336.1	$313.3	$22.8	7%
Wireline Services	110.2	199.1	(88.9)	(45)%
Processing Solutions and Ancillary Services	124.8	124.2	0.6	—%
Total revenue	571.1	636.6	(65.5)	(10)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	267.1	249.2	17.9	7%
Wireline Services	107.3	180.7	(73.4)	(41)%
Processing Solutions and Ancillary Services	98.4	101.8	(3.4)	(3)%
Total cost of services	472.8	531.7	(58.9)	(11)%
General and administrative	27.8	29.5	(1.7)	(6)%
Depreciation and amortization	44.1	39.9	4.2	11%
Impairment of fixed assets	—	0.4	(0.4)	(100)%
Gain on sale of assets	(2.2)	(1.8)	(0.4)	(22)%
Total operating expenses	542.5	599.7	(57.2)	(10)%

Operating income	28.6	36.9	(8.3)	(22)%

Other expenses
Interest expense, net	2.6	3.5	(0.9)	(26)%
Loss on debt retirement	—	2.4	(2.4)	(100)%
Total other expenses	2.6	5.9	(3.3)	(56)%

Income before income tax expense	26.0	31.0	(5.0)	(16)%
Income tax expense	7.6	7.2	0.4	6%
Net income	$18.4	$23.8	$(5.4)	(23)%
Revenue. Revenue decreased $65.5 million, or 10%, to $571.1 million for the year ended December 31, 2024 from $636.6 million for the year ended December 31, 2023. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue increased $22.8 million, or 7%, to $336.1 million for the year ended December 31, 2024 from $313.3 million for the year ended December 31, 2023. The increase in revenue included an increase in average revenue per rig hour by 5% to $736 from $703 for the year ended December 31, 2023, coupled by a corresponding 2% increase in total rig hours to 456,900 for the year ended December 31, 2024 from 446,000 for the year ended December 31, 2023.
Wireline Services. Wireline Services revenue decreased $88.9 million, or 45%, to $110.2 million for the year ended December 31, 2024 from $199.1 million for the year ended December 31, 2023. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $90.9 million illustrated by a 63% decrease in completed stage count to 9,400 from 25,600 in the prior year. This decrease in completion services and stage count corresponds with lower operational activity as the Company adjusted its service mix in response to market conditions. Wireline pump down experienced decreases year over year in revenue of $2.4 million that were driven by pricing reductions as a consequence of increased competition from frac providers. These declines were offset by wireline production service revenue, which increased year over year by $4.4 million reflecting increased operational activity and an intentional management decision to pivot to production related work.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue increased $0.6 million, to $124.8 million for the year ended December 31, 2024 from $124.2 million for the year ended December 31, 2023. The increase reflects higher activity in other Ancillary Services lines with revenue growth in our rentals, plugging and abandonment, and logistics service lines of $5.5 million, $1.1 million, and $1.1 million, respectively. Our Torrent gas processing business has continued to expand, generating $8.5 million in revenue for the year ended December 31, 2024, compared to $5.0 million for the year ended December 31, 2023, an increase of $3.5 million. These increases were partially offset by declines in our coil tubing and snubbing services, which decreased by $4.5 million and $2.3 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services (exclusive of depreciation and amortization) decreased $58.9 million, or 11%, to $472.8 million for the year ended December 31, 2024 from $531.7 million for the year ended December 31, 2023. As a percentage of revenue, cost of services was approximately 83% and 84% for the years ended December 31, 2024 and 2023, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services increased $17.9 million, or 7%, to $267.1 million for the year ended December 31, 2024 from $249.2 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor, repair and maintenance, and travel costs of $11.4 million, $3.2 million and $2.6 million, respectively. As a percentage of High Specification Rigs Services revenue, cost of services improved from 80% for the year ended December 31, 2023 to 79% for the year ended December 31, 2024.
Wireline Services. Wireline Services cost of services decreased $73.4 million, or 41%, to $107.3 million for the year ended December 31, 2024 from $180.7 million for the year ended December 31, 2023. The decrease is primarily attributable to a decrease in costs from the completion services lines by approximately $82.4 million as the Company reorganized this service line in response to lower operation activity. As a percentage of Wireline Services revenue, cost of services increased from 91% for the year ended December 31, 2023 to 97% for the year ended December 31, 2024 primarily due to declining operating leverage due to lower activity levels. The decrease in completion service line costs was offset by an increase in costs from the production service line to drive expanding activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services decreased $3.4 million, or 3%, to $98.4 million for the year ended December 31, 2024 from $101.8 million for the year ended December 31, 2023. The decrease is primarily attributable to decreased employee labor, repair and maintenance, travel, and fuel costs which amounted to $2.9 million, $1.6 million, $1.5 million and $0.9 million in cost reductions, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 82% for the year ended December 31, 2023 to 79% for the year ended December 31, 2024 due to service line mix with increased activity in higher margin service lines offset by reductions in services lines that historically carried higher cost levels.
General and Administrative. General and administrative expenses decreased $1.7 million, or 6%, to $27.8 million for the year ended December 31, 2024 from $29.5 million for the year ended December 31, 2023. The decrease in general and administrative expenses is primarily due to lower personnel costs and professional fees relative to the year ended December 31, 2023.
Depreciation and Amortization. Depreciation and amortization increased $4.2 million, or 11%, to $44.1 million for the year ended December 31, 2024 from $39.9 million for the year ended December 31, 2023. The increase was largely attributable to capital expenditures during the year ended December 31, 2024.
Interest Expense, net. Net interest expense decreased $0.9 million, or 26%, to $2.6 million for the year ended December 31, 2024 from $3.5 million for the year ended December 31, 2023. The decrease in net interest expense was attributable to the decreased levels of borrowings year over year in conjunction with refinancings completed during the second quarter of 2023 resulting in lower borrowing costs.
Income Tax Expense. Income tax expense increased $0.4 million, or 6%, to $7.6 million for the year ended December 31, 2024 from $7.2 million for the year ended December 31, 2023. The increase in income tax expense resulted from a one-time discreet benefit recorded during the year ended December 31, 2023.
Net Income. Net income for the year ended December 31, 2024 decreased $5.4 million, or 23%, to $18.4 million from $23.8 million for the year ended December 31, 2023. The decrease in net income was primarily driven by reduced activity in Wireline Services segment.

Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, loss on debt retirement, gain or loss on disposal of property and equipment, acquisition related costs, severance and reorganization costs, significant and unusual legal fees and settlements, impairment of fixed assets, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.
We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with U.S. GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
The Year Ended December 31, 2024 compared to The Year Ended December 31, 2023
The following is an analysis of our Adjusted EBITDA. See “Part II, Item 8. Financial Statements and Supplementary Data—Note 16—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Year Ended December 31, 2024
Net income (loss)	$46.8	$(8.5)	$17.8	$(37.7)	$18.4
Interest expense, net	—	—	—	2.6	2.6
Tax expense	—	—	—	7.6	7.6
Depreciation and amortization	22.2	11.4	8.6	1.9	44.1
EBITDA	69.0	2.9	26.4	(25.6)	72.7
Equity based compensation	—	—	—	5.8	5.8
Gain on disposal of property and equipment	—	—	—	(2.2)	(2.2)
Severance and reorganization costs	0.9	0.6	0.2	0.1	1.8
Acquisition related costs	0.4	—	—	0.1	0.5
Legal fees and settlements	0.2	—	—	0.1	0.3
Adjusted EBITDA	$70.5	$3.5	$26.6	$(21.7)	$78.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Year Ended December 31, 2023
Net income (loss)	$44.0	$7.1	$15.5	$(42.8)	$23.8
Interest expense, net	—	—	—	3.5	3.5
Tax expense	—	—	—	7.2	7.2
Depreciation and amortization	20.1	11.3	6.9	1.6	39.9
EBITDA	64.1	18.4	22.4	(30.5)	74.4
Equity based compensation	—	—	—	4.8	4.8
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(1.8)	(1.8)
Severance and reorganization costs	—	1.7	—	0.4	2.1
Acquisition related costs	—	—	—	2.1	2.1
Impairment of fixed assets	—	—	—	0.4	0.4
Adjusted EBITDA	$64.1	$20.1	$22.4	$(22.2)	$84.4

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$2.8	$(15.6)	$2.3	$5.1	$(5.4)
Interest expense, net	—	—	—	(0.9)	(0.9)
Tax expense	—	—	—	0.4	0.4
Depreciation and amortization	2.1	0.1	1.7	0.3	4.2
EBITDA	4.9	(15.5)	4.0	4.9	(1.7)
Equity based compensation	—	—	—	1.0	1.0
Loss on retirement of debt	—	—	—	(2.4)	(2.4)
Gain on disposal of property and equipment	—	—	—	(0.4)	(0.4)
Severance and reorganization costs	0.9	(1.1)	0.2	(0.3)	(0.3)
Acquisition related costs	0.4	—	—	(2.0)	(1.6)
Legal fees and settlements	0.2	—	—	0.1	0.3
Impairment of fixed assets	—	—	—	(0.4)	(0.4)
Adjusted EBITDA	$6.4	$(16.6)	$4.2	$0.5	$(5.5)
Adjusted EBITDA for the year ended December 31, 2024 decreased $5.5 million to $78.9 million from $84.4 million for the year ended December 31, 2023. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA increased $6.4 million to $70.5 million from $64.1 million primarily due to an increase in revenue of $22.8 million partially offset by an increase in cost of services of $17.9 million.
Wireline Services. Wireline Services Adjusted EBITDA decreased $16.6 million to $3.5 million from $20.1 million primarily due to significant decreases in operating activity within the completions service line and higher costs relative to revenues in production and pump down service lines.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA increased $4.2 million to $26.6 million from $22.4 million due to an increase in revenue of $0.6 million coupled with a decrease in cost of services of $3.4 million, driven by increasing operational activity and increased contribution from higher margin service lines.
Other.  Other Adjusted EBITDA improved $0.5 million for the year ended December 31, 2024 to a loss of $21.7 million from a loss of $22.2 million. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services. The year over year reduction is attributable to certain reduced personnel costs and professional fees.

Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of December 31, 2024, we had total liquidity of $112.1 million, consisting of $40.9 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $71.2 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, net of no borrowings and $3.8 million in Letters of Credit open under the facility. This compares to the Company’s available borrowings under the Wells Fargo Revolving Credit Facility of $72.6 million as of December 31, 2023. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long-term liquidity requirements and comply with the covenants of our debt agreements. For further details, see “— Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Year Ended December 31,		Variance
	2024	2023	$	%
	(in millions)
Net cash provided by operating activities	$84.5	$90.8	$(6.3)	(7)%
Net cash used in investing activities	(31.1)	(29.7)	(1.4)	(5)%
Net cash used in financing activities	(28.2)	(49.1)	20.9	43%
Net change in cash	$25.2	$12.0	$13.2	110%
Operating Activities
Net cash flows from operating activities decreased $6.3 million to $84.5 million for the year ended December 31, 2024 compared to $90.8 million for the year ended December 31, 2023. The change in cash flows from operating activities is primarily attributable to the change in working capital which decreased to $7.6 million for the year ended December 31, 2024 from $12.9 million for the year ended December 31, 2023 which was largely due to a decrease in contract assets and accounts payable balances, offset by collections of accounts receivable.
Investing Activities
Net cash flows used in investing activities increased $1.4 million to $31.1 million for the year ended December 31, 2024 compared to $29.7 million for the year ended December 31, 2023. The change in cash flows from investing activities is largely attributable to slight increases in fixed asset additions that took place during the year ended December 31, 2024 and less proceeds from asset disposals relative to those that occurred during the year ended December 31, 2023.
Financing Activities
Net cash flows used in financing activities decreased $20.9 million, or 43%, to cash used of $28.2 million for the year ended December 31, 2024 compared $49.1 million for the year ended December 31, 2023. For the year ended December 31, 2024, cash used in financing activities was primarily allocated to the repurchase of Class A Common Stock totaling $15.5 million, compared to $19.3 million in the prior year (see Part II, Item 8. Financial Statements and Supplementary Data — Note 10 — Equity). Additionally, the Company consolidated its debt and repaid the prior EBC Revolving Credit Facility, M&E Term Loan Facility, and the secured promissory note with borrowings from the new Wells Fargo Revolving Credit Facility (see —Debt Agreements, below, and Part II, Item 8. Financial Statements and Supplementary Data — Note 9 — Debt). These repayments, totaling $19.1 million, reflect the Company’s ability to pay down debt in 2023 with proceeds generated from operating activities.
Supplemental Cash Flow Disclosures
During the year ended December 31, 2024, the Company added fixed assets of $8.6 million and $4.6 million primarily related to finance leased assets and asset trades, respectively, across all operating segments. This compares to $10.0 million and $1.1 million primarily related to finance leased assets and asset trades, respectively, for the year ended December 31, 2023. Additionally, the Company paid approximately $2.0 million in interest related to debt and finance leased assets during 2024, compared to $1.4 million during 2023.

Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $78.7 million and $66.4 million as of December 31, 2024 and 2023, respectively. Increasing cash balances contributed most significantly to the working capital increase year over year.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with the Wells Fargo Revolving Credit Facility in an aggregate principal amount of up to $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio (“FCCR”) of greater than 1.0 as of December 31, 2024, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended December 31, 2024.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the prior EBC Revolving Credit Facility, M&E Term Loan Facility, and the secured promissory note. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and unbilled revenue less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions which under certain circumstances permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as Long-term debt, current portion on the Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity is $75.0 million, which is based on a borrowing base certificate in effect as of December 31, 2024. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of December 31, 2024. The Company does have $3.8 million in Letters of Credit open under the facility, leaving a residual $71.2 million available for borrowings as of December 31, 2024. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the year ended December 31, 2024.
Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with Eclipse Business Capital LLC (“EBC”) and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million, consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “EBC Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). On August 16, 2022, the Company fully repaid the Term Loan B Facility and M&E Term Loan Facility, making principal payments totaling $12.4 million and $1.5 million, respectively. On May 31, 2023, the Company extinguished the Eclipse Revolving Credit Facility and Eclipse M&E Term Loan Facility, paying the remaining principal amount of $8.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a secured promissory note with Chief Investments, LLC, as administrative agent, for the financing of certain assets acquired. On May 31, 2023, the Company made principal payments totaling $5.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. During the years ended December 31, 2024 and 2023, the Company paid down the Installment Agreements by $0.1 million and $0.4 million, respectively. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Capital Returns Program
On March 7, 2023, the Company announced a share repurchase program authorizing the Company to purchase up to $35 million of Class A Common Stock that could be utilized for up to 36 months. On March 4, 2024, the Company announced that its Board of Directors approved for additional share repurchases of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value.
In 2023, the Board of Directors approved the initiation a quarterly dividend of $0.05 per share. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid dividend distributions totaling $4.5 million and $2.4 million to stockholders for the year ended December 31, 2024 and 2023, respectively. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
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
Recent Accounting Pronouncements
For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Recent Accounting Pronouncements included in “Part II, Item 8. Financial Statements and Supplementary Data—Note 2 — Summary of Significant Accounting Policies”
Smaller Reporting Company Status
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Wells Fargo Revolving Credit Facility, to fund operations. As of December 31, 2024, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2024, the top three trade net receivable balances represented 31%, 20% and 8%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three net trade receivable balances represented 40%, 24% and 10%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three net trade receivable balances represented 27%, 13% and 13%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 21%, 10% and 10%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.

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

Item 8. Financial Statements and Supplementary Data
RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of
Ranger Energy Services, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranger Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2025 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton, LLP
We have served as the Company’s auditor since 2023.
Houston, Texas
March 4, 2025

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$40.9	$15.7
Accounts receivable, net	68.4	85.4
Contract assets	16.7	17.7
Inventory	5.7	6.4
Prepaid expenses	11.4	9.6
Assets held for sale	0.8	0.6
Total current assets	143.9	135.4

Property and equipment, net	224.3	226.3
Intangible assets, net	5.6	6.3
Operating leases, right-of-use assets	7.0	9.0
Other assets	0.8	1.0
Total assets	$381.6	$378.0

Liabilities and Stockholders' Equity
Accounts payable	$27.2	$31.3
Accrued expenses	28.2	29.6
Other financing liability, current portion	0.7	0.6
Long-term debt, current portion	—	0.1
Short-term lease liability	8.7	7.3
Other current liabilities	0.4	0.1
Total current liabilities	65.2	69.0

Long-term lease liability	14.1	14.9
Other financing liability	10.3	11.0
Deferred tax liability	18.2	11.3
Total liabilities	107.8	106.2

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no Series A shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,130,574 shares issued and 22,252,946 shares outstanding as of December 31, 2024; 25,756,017 shares issued and 23,398,689 shares outstanding as of December 31, 2023	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Less: Class A Common Stock held in treasury at cost; 3,877,628 treasury shares as of December 31, 2024 and 2,357,328 treasury shares as of December 31, 2023	(38.6)	(23.1)
Retained earnings	42.2	28.4
Additional paid-in capital	269.9	266.2
Total stockholders' equity	273.8	271.8
Total liabilities and stockholders' equity	$381.6	$378.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenue
High Specification Rigs	$336.1	$313.3
Wireline Services	110.2	199.1
Processing Solutions and Ancillary Services	124.8	124.2
Total revenue	571.1	636.6

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	267.1	249.2
Wireline Services	107.3	180.7
Processing Solutions and Ancillary Services	98.4	101.8
Total cost of services	472.8	531.7
General and administrative	27.8	29.5
Depreciation and amortization	44.1	39.9
Impairment of fixed assets	—	0.4
Gain on sale of assets	(2.2)	(1.8)
Total operating expenses	542.5	599.7

Operating income	28.6	36.9

Other expenses
Interest expense, net	2.6	3.5
Loss on debt retirement	—	2.4
Total other expenses	2.6	5.9

Income before income tax expense	26.0	31.0
Income tax expense	7.6	7.2
Net income	18.4	23.8

Income per common share
Basic	$0.82	$0.97
Diluted	$0.81	$0.95
Weighted average common shares outstanding
Basic	22,518,726	24,600,151
Diluted	22,852,632	24,991,494
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except shares)

	Years Ended December 31,
	2024	2023	2024	2023
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of year	25,756,017	25,446,292	$0.3	$0.3
Issuance of shares under share-based compensation plans	535,925	403,034	—	—
Shares withheld for taxes on equity transactions	(161,368)	(93,309)	—	—
Balance, end of year	26,130,574	25,756,017	$0.3	$0.3

Treasury Stock
Balance, beginning of year	(2,357,328)	(551,828)	$(23.1)	$(3.8)
Repurchase of Class A Common Stock	(1,520,300)	(1,805,500)	$(15.5)	$(19.3)
Balance, end of year	(3,877,628)	(2,357,328)	$(38.6)	$(23.1)

Retained earnings
Balance, beginning of year			$28.4	$7.1
Net income			18.4	23.8
Dividends declared			(4.6)	(2.5)
Balance, end of year			$42.2	$28.4

Additional paid-in capital
Balance, beginning of year			$266.2	$262.6
Equity based compensation			5.5	4.6
Shares withheld for taxes on equity transactions			(1.8)	(1.0)
Balance, end of year			$269.9	$266.2

Total stockholder’s equity
Balance, beginning of year			$271.8	$266.2
Net income			18.4	23.8
Dividends declared			(4.6)	(2.5)
Equity based compensation			5.5	4.6
Shares withheld for taxes on equity transactions			(1.8)	(1.0)
Repurchase of Class A Common Stock			(15.5)	(19.3)
Balance, end of year			$273.8	$271.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$18.4	$23.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.1	39.9
Equity based compensation	5.8	4.8
Gain on disposal of property and equipment	(2.2)	(1.8)
Impairment of fixed assets	—	0.4
Deferred income tax expense	6.9	6.6
Loss on debt retirement	—	2.4
Other expense, net	1.3	2.3
Changes in operating assets and liabilities
Accounts receivable	16.7	5.3
Contract assets	1.0	9.2
Inventory	0.4	(0.9)
Prepaid expenses and other current assets	(1.8)	(0.4)
Other assets	2.1	2.1
Accounts payable	(3.7)	6.6
Accrued expenses	(2.4)	(7.2)
Other current liabilities	(2.6)	0.3
Other long-term liabilities	0.5	(2.6)
Net cash provided by operating activities	84.5	90.8

Cash Flows from Investing Activities
Purchase of property and equipment	(34.1)	(36.5)
Proceeds from disposal of property and equipment	3.0	6.8
Net cash used in investing activities	(31.1)	(29.7)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	27.3	325.2
Principal payments on Revolving Credit Facility	(27.3)	(327.7)
Principal payments on Eclipse M&E Term Loan Facility	—	(10.4)
Principal payments on Secured Promissory Note	—	(6.2)
Payments on Other Installment Purchases	(0.1)	(0.4)
Principal payments on financing lease obligations	(5.7)	(5.4)
Principal payments on other financing liabilities	(0.6)	(0.8)
Shares withheld for equity compensation	(1.8)	(1.0)
Dividends paid to Class A Common Stock stockholders	(4.5)	(2.4)
Repurchase of Class A Common Stock	(15.5)	(19.3)
Deferred financing costs on Wells Fargo Revolving Credit Facility	—	(0.7)
Net cash used in financing activities	(28.2)	(49.1)

Increase in Cash and Cash equivalents	25.2	12.0
Cash and Cash Equivalents, Beginning of Year	15.7	3.7
Cash and Cash Equivalents, End of Year	$40.9	$15.7

Supplemental Cash Flow Information
Interest paid	$2.0	$1.4
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$0.4	$(0.5)
Additions to fixed assets through installment purchases and financing leases	$(8.6)	$(10.0)
Additions to fixed assets through asset trades	$(4.6)	$(1.1)
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
•Wireline Services. Provides services necessary to bring and maintain a well on production and consists of our completion, production and pump down lines.
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, coil tubing, and processing solutions.
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
Accounts Receivable, net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Before extending credit, the Company reviews a customer’s credit history and generally does not require collateral from its customers. The allowance for credit losses is established as losses are estimated and are recorded through a provision for bad debts. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for credit losses to accounts receivable and current economic conditions. The balance of allowance for credit losses was $1.2 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively. The allowance for credit losses recorded for the years ended December 31, 2024 and 2023 was $0.2 million and $0.9 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Credit Losses
2024	$3.8	$0.2	$(2.8)	$1.2
2023	$3.0	$0.9	$(0.1)	$3.8
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivables and accounts payables and debt. The fair value of cash and cash equivalents, accounts receivables and accounts payables, which are determined to be Level 1 measurements, approximate fair value due to the short‑term nature of these instruments. The carrying value reported for debt approximates fair value because the underlying instruments are at interest rates which approximate current market rates and is considered Level 3 in the fair value hierarchy The Company did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2024 and 2023.
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
The Company will periodically incur costs to fulfill contracts with customers and will defer such costs over the earlier of 12 months or the estimated number of months in which they are expected to be consumed. The deferred costs are included within Prepaid expenses on the Consolidated Balance Sheets as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the Company recognized deferred expenses of $2.0 million and $0.8 million, respectively.
All revenue transactions are presented on a net of sales tax in the Consolidated Statements of Operations.
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $16.7 million and $17.7 million as of December 31, 2024 and 2023, respectively. Substantially all of the contract assets as of December 31, 2024 and 2023 were invoiced during the subsequent periods.
The Company does not have any contract liabilities included in the Consolidated Balance Sheets as of December 31, 2024 and 2023.
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
As the Company continues to experience increasing profits and no longer has a trailing 3-year cumulative taxable loss, we currently believe that it is more likely than not that we will fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company released all valuation allowances of $1.7 million previously recorded resulting in a discrete tax benefit for the year ended December 31, 2023. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities and associated valuation allowances during the period. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of December 31, 2024 and 2023, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. The Company’s tax filings for 2024, 2023, 2022 and 2021 are subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.
Equity-Based Compensation
The Consolidated Financial Statements reflect various equity-based compensation awards granted by Ranger Inc. These awards include restricted stock awards, restricted stock units, restricted cash units, and performance-based restricted stock units. The Company recognizes compensation expense related to equity-based awards based on the estimated fair value of the awards on the date of grant. The fair value of the equity-based awards on the grant date is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award, with an offsetting credit to a share-based liability. The fair value of the restricted stock awards and restricted stock units are estimated using the market price of the Company’s shares on the grant date. The fair value of the performance stock units are estimated using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk-free interest rate. Changes in these assumptions could change the fair value of our unit-based awards and associated compensation expense in our Consolidated Statements of Operations. Forfeitures of all equity-based compensation are recognized as they occur.
New Accounting Pronouncements
Recently adopted accounting standards
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard on December 31, 2024 within “Part II, Item 8. Financial Statements and Supplementary Data—Note 16 — Segment Reporting.”
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted this standard on a prospective basis on December 31, 2024 within “Part II, Item 8. Financial Statements and Supplementary Data—Note 12 — Income Taxes.”
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
Note 3 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of December 31, 2024, the Company classified $0.8 million of rigs within our High Specification Rigs segment as held for sale as they are being actively marketed.
For the year ended December 31, 2023, the Company classified $0.6 million of land and buildings within our High Specification Rigs segment as held for sale as they were being actively marketed. As of December 31, 2024, the Company had sold this land and buildings and recognized a gain on the sale of $0.2 million, which is included in the Gain on sale of assets on the Consolidated Statements of Operations.

For the years ended December 31, 2024 and 2023, the Company recognized a gain on sale of assets of $2.2 million and $1.8 million, respectively, which is shown on the Consolidated Statements of Operations.
Note 4 — Property and Equipment, Net
Property and equipment include the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2024	2023
High Specification Rigs	15	$150.2	$138.4
Machinery and equipment	3 - 30	216.0	189.2
Vehicles	3 - 15	55.1	53.8
Other property and equipment	5 - 25	21.4	19.9
Property and equipment		442.7	401.3
Less: accumulated depreciation		(229.0)	(196.6)
Construction in progress		10.6	21.6
Property and equipment, net		$224.3	$226.3
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
Depreciation expense was $43.4 million and $39.2 million for the years ended December 31, 2024 and 2023, respectively. The Company had assets under finance leases of $15.2 million and $12.4 million for the years ended December 31, 2024 and 2023, respectively. The Company reclassified $0.8 million and $0.6 million of property and equipment to Assets held for sale for the years ended December 31, 2024 and 2023, respectively.
Impairment expense on fixed assets consists of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about our anticipated ability to continue to use fixed assets in-service and under development, current economic and market conditions and their effects based on information available as of the date of these financial statements. During the year ended December 31, 2023, the Company recognized a fixed assets impairment charge of $0.4 million to reduce the carrying value of the property to estimated net realizable value.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2024	2023
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(5.8)	(5.1)
Intangible assets, net		$5.6	$6.3
Amortization expense was $0.7 million for each of the years ended December 31, 2024 and 2023. Amortization expense for the future periods is expected to be as follows (in millions):

For the years ending December 31,	Amount
2025	$0.7
2026	0.7
2027	0.7
2028	0.5
2029	0.5
Thereafter	2.5
Total	$5.6

Note 6 — Accrued Expenses
Accrued expenses are comprised of the following (in millions):

	December 31,
	2024	2023
Accrued payables	$7.7	$13.0
Accrued compensation	15.6	13.7
Accrued taxes	2.2	1.7
Accrued insurance	2.7	1.2
Accrued expenses	$28.2	$29.6
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Consolidated Statements of Operations. Lease costs and other information related to operating leases are as follows (in millions):

	Years Ended December 31,
	2024	2023
Short-term lease costs	$12.8	$16.6
Operating lease cost	$3.2	$3.2
Operating cash outflows from operating leases	$3.3	$3.1

Weighted average remaining lease term	2.7 years	3.5 years
Weighted average discount rate	8.1%	8.1%
As of December 31, 2024, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the years ending December 31,	Total
2025	$3.4
2026	3.0
2027	1.8
2028	0.4
Total future minimum lease payments	8.6
Less: amount representing interest	(0.9)
Present value of future minimum lease payments	7.7
Less: current portion of operating lease obligations	(2.9)
Long-term portion of operating lease obligations	$4.8

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
As of December 31, 2024, lease costs and other information related to finance leases are as follows (in millions):

	Years Ended December 31,
	2024	2023
Amortization of finance leases	$5.7	$4.0
Interest on lease liabilities	$2.3	$1.7
Financing cash outflows from finance leases	$5.7	$5.4

Weighted average remaining lease term	2.2 years	2.7 years
Weighted average discount rate	6.5%	5.8%
As of the December 31, 2024, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the years ending December 31,	2024
2025	$6.9
2026	5.2
2027	3.9
2028	1.3
Total future minimum lease payments	17.3
Less: amount representing interest and fees	(2.2)
Present value of future minimum lease payments	15.1
Less: current portion of finance lease obligations	(5.8)
Long-term portion of finance lease obligations	$9.3
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
As of the December 31, 2024, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending December 31,	Total
2025	$0.7
2026	0.7
2027	0.8
2028	0.8
2029	0.9
Thereafter	7.1
Total future minimum lease payments	$11.0

Note 9 — Debt
The aggregate carrying amounts, net of issuance costs, of the Company’s debt consists of the following (in millions):

	December 31,
	2024	2023
Wells Fargo Revolving Credit Facility	$—	$—
EBC Revolving Credit Facility	$—	$—
M&E Term Loan Facility, net	—	—
Secured Promissory Note	—	—
Installment Purchases	—	0.1
Total Debt	—	0.1
Current portion of long-term debt	—	(0.1)
Long term-debt, net	$—	$—
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured, revolving credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of up to $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio (“FCCR”) of greater than 1.0 as of December 31, 2024, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended December 31, 2024.
The Wells Fargo Revolving Credit Facility was drawn in part on May 31, 2023, to repay the prior EBC Revolving Credit Facility, M&E Term Loan Facility, and the secured promissory note, each as described below. The undrawn portion of the Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and unbilled revenue less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions which under certain circumstances permit the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as Long-term debt, current portion on the Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity is $75.0 million, which is based on a borrowing base certificate in effect as of December 31, 2024. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of December 31, 2024. The Company does have a $3.8 million in Letters of Credit open under the facility, leaving a residual $71.2 million available for borrowings as of December 31, 2024. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 7.2% for the year ended December 31, 2024.

Eclipse Loan and Security Agreement
On September 27, 2021, the Company entered into a loan and security agreement with EBC and Eclipse Business Capital SPV, LLC, as administrative agent providing the Company with a senior secured credit facility in an aggregate principal amount of $77.5 million, consisting of (i) a revolving credit facility in an aggregate principal amount of up to $50.0 million (the “EBC Revolving Credit Facility”), (ii) a machinery and equipment term loan facility in an aggregate principal amount of up to $12.5 million (the “M&E Term Loan Facility”) and (iii) a term loan B facility in an aggregate principal amount of up to $15.0 million (the “Term Loan B Facility”). On August 16, 2022, the Company fully repaid the Term Loan B Facility and M&E Term Loan Facility, making principal payments totaling $12.4 million and $1.5 million, respectively. On May 31, 2023, the Company extinguished the EBC Revolving Credit Facility and M&E Term Loan Facility, paying the remaining principal amount of $8.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility. The Company recognized a loss on the retirement of debt of $2.4 million in connection with the initiation of the Wells Fargo Revolving Credit Facility.
Secured Promissory Note
On July 8, 2021, the Company acquired the assets of PerfX Wireline Services (“PerfX”), a provider of wireline services that operated in Williston, North Dakota and Midland, Texas. In connection with the PerfX acquisition, Bravo Wireline, LLC, a wholly owned subsidiary of Ranger, entered into a secured promissory note with Chief Investments, LLC, for the financing of certain assets acquired. On May 31, 2023, the Company made principal payments totaling $5.4 million to extinguish the debt, using funds from the Wells Fargo Revolving Credit Facility.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the years ended December 31, 2024 and 2023, the Company paid down the Installment Agreements by $0.1 million and $0.4 million, respectively. As the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Note 10 — Equity
Class A Common Stock
Equity Based Compensation
Overview
The Company has a Long-Term Incentive Plan (“LTIP”) for executives, employees, consultants and non-employee directors, under which awards can be granted in the form of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), restricted cash units (“RCUs”), performance-based restricted stock units (“PSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 3,850,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board of Directors or an alternative committee appointed by the Board of Directors.
RSAs
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. The aggregate fair value of RSAs granted during the years ended December 31, 2024 and 2023 was $3.9 million and $4.7 million, respectively. As of December 31, 2024, there was an aggregate of $4.4 million of unrecognized expense related to RSAs issued, which is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the unvested activity for RSAs during the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2023	743,024
Granted	436,231	$10.83	1.9 years
Forfeited	(181,714)
Vested	(381,319)
Unvested at December 31, 2023	616,222	$10.04	1.5 years
Granted	379,367	$10.33	2.6 years
Forfeited	(14,058)
Vested	(307,405)
Unvested at December 31, 2024	674,126	$10.48	1.6 years
RSUs
The Company has granted RSUs to certain non-employee directors, which cliff vest on the first anniversary date of the grant. During the year ended December 31, 2024, the Company granted approximately 47,300 RSUs, with an approximated aggregate value of $0.5 million. As of December 31, 2024, there was an aggregate $0.3 million of unrecognized expense related to restricted shares issued which is expected to be recognized over a weighted average period of 0.6 years.
RCUs
The Company has granted RCUs to certain non-employee directors, which cliff vest on the first anniversary date of the grant. During the year ended December 31, 2024, the Company granted approximately 16,400. RCUs, which are cash-settled with the value of each vested RCU equal to the closing price per share of our Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Common Stock at the end of each reporting period. As of December 31, 2024, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Consolidated Balance Sheets.
PSUs
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
The PSUs that were granted during the years ended December 31, 2024 and 2023 will cliff vest, subject to the achievement of applicable performance criteria and certification by the Board of Directors, on December 31, 2025 and December 31, 2026, respectively. As of December 31, 2024, there was an aggregate of $2.4 million of unrecognized compensation cost related to PSUs.

The following table summarizes the unvested activity for PSUs during the years ended December 31, 2024 and 2023:

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2023	101,704			101,705
Granted	87,176	$15.08		85,573	$12.08
Vested	(11,659)			(10,056)
Unvested at December 31, 2023	177,221	$13.17	1.2 years	177,222	$10.81	1.2 years
Granted	139,607	$11.48	2.0 years	151,305	$9.68	2.0 years
Vested	(105,280)			(116,978)
Unvested at December 31, 2024	211,548	$13.03	1.3 years	211,549	$11.86	1.3 years
Share Repurchases
On March 7, 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved additional share repurchases of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the Securities and Exchange Commission. Approval of the program by the Board of Directors of the Company is valid for 36 months after the approval date, allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027.
During the years ended December 31, 2024 and 2023, the Company repurchased 1,520,300 and 1,805,500, respectively, of the Company’s Class A Common Stock for an aggregate $15.5 million and $19.3 million, net of tax on the open market. Since the inception of the repurchase plan announced on March 7, 2023, an accumulated 3,325,800 shares of Class A Common Stock were purchased for a total of $34.8 million, net of tax as of December 31, 2024. The Company has accrued stock repurchase excise tax of $0.1 million for the year ended December 31, 2024.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company paid dividend distributions totaling $4.5 million and $2.4 million to stockholders in the years ended December 31, 2024 and 2023, respectively. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Warrant from PerfX Acquisition
The PerfX acquisition purchase price included a warrant to acquire a 30% ownership in the XConnect Business (“XConnect”), which expires on July 8, 2031. XConnect is the manufacturer of a perforating gun system developed by the PerfX sellers alongside the PerfX wireline service business. The warrant required the Company to maintain a specific minimum level of purchases of XConnect’s manufactured products. As of June 30, 2024, the Company did not maintain the specified minimum level of purchases, resulting in a forfeiture event. The Company elected not to cure the forfeiture event leading to a reduction in the ownership percentage to 15%. During the latter half of 2024, the Company continued to fall below the minimum level of purchases required, which resulted in a second forfeiture event. The Company elected not to pay a penalty to cure the second forfeiture event and, as a result, the Warrant was cancelled effective November 28, 2024. The Company considered the value of the warrant at the time of its cancellation to be negligible. The Company finalized the purchase price allocation in the fourth quarter of 2021.
Note 11 — Risk Concentrations
Customer Concentrations
During the year ended December 31, 2024, four customers accounted for approximately 22%, 13%, 13% and 11%, respectively, of the Company’s consolidated revenue. These customers contributed 43% of the revenue for high specification rigs, 8% for wireline services, and 8% for processing solutions and ancillary services. As of December 31, 2024, approximately 61% of the consolidated accounts receivable balance was due from these customers.
For the year ended December 31, 2023, two customers accounted for approximately 10% each of the Company’s consolidated revenue. These customers contributed 13% of the revenue for high specification rigs, 3% for wireline services, and 4% for processing solutions and ancillary services. As of December 31, 2023, approximately 20% of the consolidated accounts receivable balance was due from these customers.
Note 12 — Income Taxes
The Company operates exclusively within the U.S. and is subject to U.S. federal and various state income tax. The effective U.S. federal income tax rate applicable to the Company for the years ended December 31, 2024 and 2023 was 29% and 23%, respectively. Total income tax expense for the year ended December 31, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes as well as certain non-deductible expenses and for the year ended December 31, 2023 primarily due to the impact of state income taxes as well as certain non-deductible expenses offset by the benefit from the release of a previously recorded valuation allowance against deferred tax assets. The impact of state income taxes is primarily attributable to Texas and North Dakota, which represent more than 50% of the total state tax effect for the years ended December 31, 2024 and 2023.
Historically, utilization of a portion of the Company's net operating loss carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended. The Company incurred an ownership change, triggering another Section 382 loss limitation, during the three months ended June 30, 2023.
As the Company continues to experience increasing profits and no longer has a trailing 3-year cumulative taxable loss, we currently believe that it is more likely than not that we will fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company released all valuation allowances previously recorded resulting in a discrete tax benefit for the period ended September 30, 2023.

	Years Ended December 31,
	2024	2023
Current expense
Federal	$0.3	$0.1
State	0.4	0.2
Total current expense	0.7	0.3

Deferred expense
Federal	6.4	5.6
State	0.5	1.3
Total deferred expense	6.9	6.9
Income tax expense	$7.6	$7.2

Cash payments of U.S. federal and state income taxes, net of refunds, were as follows (in millions):

	2024	2023
Cash payments of federal income taxes	$—	$0.2
Cash payments of state income taxes
Texas	0.4	0.4
Colorado	0.1	—
Other states	0.1	—
Total cash payments	$0.6	$0.6
A reconciliation of the expected income tax expense on income before income taxes using the statutory federal income tax rate of 21% for 2024 and 2023 to income tax expense follows (in millions):

	December 31,
	2024		2023
	Tax Effected	Rate	Tax Effected	Rate
Income before income taxes	$26.0		$31.0
Income tax expense computed at statutory rate	$5.5	21%	$6.5	21%

Reconciling items
State income taxes, net of federal tax benefit	1.0	4%	1.2	4%
Changes in valuation allowances	—	—%	(1.7)	(6)%
Meals	0.8	3%	0.7	4%
Non-deductible executive compensation	0.5	2%	—	—%
Non-deductible expenses and other	(0.2)	(1)%	0.5	—%
Income tax expense	$7.6	29%	$7.2	23%
As of December 31, 2024, the Company has net operating loss carryforwards of approximately $53.6 million, all of which are subject to section 382 limitations. Of this amount, $47.6 million of losses will carry forward indefinitely with the remaining loss carry forwards expiring beginning in 2034.
The tax effects of the cumulative temporary differences resulting in the net deferred income tax liability, which are shown in Deferred tax liability on the Consolidated Balance Sheets, are as follows (in millions):

	December 31,
	2024	2023
Deferred income tax assets
Net operating loss carryforward	$11.9	$12.9
Stock based compensation	1.8	1.6
Right-of-use liability	1.7	2.2
Other	1.1	1.7
Net deferred income tax asset	$16.5	$18.4

Deferred income tax liabilities
Property and equipment	(32.8)	(27.3)
Right-of-use assets	(1.6)	(2.1)
Other	(0.3)	(0.3)
Deferred income tax liability	(34.7)	(29.7)
Net deferred income tax liability	$(18.2)	$(11.3)
Other tax matters
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of December 31, 2024, the Company had no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2021 through 2024.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of December 31, 2024, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. As of December 31, 2024, the Company had not recognized any interest or penalties related to uncertain tax positions in the financial statements.
Note 13 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the stockholders and the weighted average number of shares outstanding during the period for each class of common stock. Diluted earnings, or loss, per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of basic and diluted loss per share for the years ended December 31, 2024 and 2023 (in millions, except share and per share data):

	Years Ended December 31,
	2024	2023
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$18.4	$23.8
Net income attributable to Class A Common Stock	$18.4	$23.8

Diluted:
Income attributable to Ranger Energy Services, Inc.	$18.4	$23.8
Net income attributable to Class A Common Stock	$18.4	$23.8

Weighted average shares (denominator):
Weighted average number of shares - basic	22,518,726	24,600,151
Equity compensation awards	333,906	391,343
Weighted average number of shares - diluted	22,852,632	24,991,494

Basic earnings per share	$0.82	$0.97
Diluted earnings per share	$0.81	$0.95
Note 14 — Commitments and Contingencies
Legal Matters
From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not believe that the ultimate resolution of these currently pending matters will have a material adverse effect on its consolidated financial position or results of operations.
Note 15 — Related Party Transactions
Stockholders’ Agreement
In connection with the Offering, Ranger entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the Legacy Owners and certain other parties. Among other things, the Stockholders’ Agreement provides CSL and Bayou Wells Holdings Company, LLC (“Bayou Holdings”) with the right to designate nominees to Ranger’s Board of Directors (each, as applicable, a “CSL Director” or “Bayou Director”) as follows:
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
In the event the size of Ranger’s Board of Directors is increased or decreased at any time to other than six directors, CSL’s nomination rights will be proportionately increased or decreased, respectively, rounded up to the nearest whole number.
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
Payments and Purchases
The Company incurred $0.1 million and $0.2 million in expenses to CSL and other board members for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2023, amounts collected from Board member Brett Agee was approximately $0.2 million for asset sales.

Note 16 — Segment Reporting
The Company’s operations are located in the United States and organized into three reporting segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, loss on debt retirement, gain or loss on disposal of property and equipment, acquisition related costs, severance and reorganization costs, significant and unusual legal fees and settlements, impairment of fixed assets, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM utilizes Adjusted EBITDA to allocate resources for each segment predominantly in the annual planning process and to monitor segment results compared to prior period, forecasted results, and the annual plan.
The reportable segments have been categorized based on services provided in each line of business. The tables below present the operating income (loss) measurement and Adjusted EBITDA, as the Company believes this is most consistent with the principals used in measuring the financial statements.
During the fourth quarter of 2022, the Company determined assets are routinely utilized across multiple segments and Management does not utilize the net property and equipment value as a metric to evaluate the profitability of the respective segments. Therefore, the net property and equipment values have been removed from the segment data presented below.

Segment information for the years ended December 31, 2024 and 2023 is as follows (in millions):

	Year Ended December 31, 2024
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenue	$336.1	$110.2	$124.8	$—	$571.1
Employee expenses	172.6	49.1	46.3	17.4	285.4
Repair and maintenance	31.1	11.4	10.7	—	53.2
Other segment items*	63.4	46.8	41.4	10.4	162.0
Depreciation and amortization	22.2	11.4	8.6	1.9	44.1
Gain on sale of assets	—	—	—	(2.2)	(2.2)
Operating income (loss)	46.8	(8.5)	17.8	(27.5)	28.6
Interest expense, net	—	—	—	2.6	2.6
Income tax expense	—	—	—	7.6	7.6
Net income (loss)	$46.8	$(8.5)	$17.8	$(37.7)	$18.4

Interest expense, net	—	—	—	2.6	2.6
Tax expense	—	—	—	7.6	7.6
Depreciation and amortization	22.2	11.4	8.6	1.9	44.1
EBITDA	69.0	2.9	26.4	(25.6)	72.7
Equity based compensation	—	—	—	5.8	5.8
Gain on disposal of property and equipment	—	—	—	(2.2)	(2.2)
Severance and reorganization costs	0.9	0.6	0.2	0.1	1.8
Acquisition related costs	0.4	—	—	0.1	0.5
Legal fees and settlements	0.2	—	—	0.1	0.3
Adjusted EBITDA	$70.5	$3.5	$26.6	$(21.7)	$78.9

Capital expenditures	$26.8	$4.9	$15.2	$—	$46.9
_____________________________________
* Other Segment Items include Direct Materials, Subcontractor Expense, Reimbursable Expenses, Equipment Rentals, Fuel, Per Diem, Travel & Entertainment, Vehicles and Miscellaneous. These items, including Employee Expenses and Repair and Maintenance, are included in Cost of Services and General and Administrative expense in the Consolidated Statements of Operations.

	Year Ended December 31, 2023
	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
Revenue	$313.3	$199.1	$124.2	$—	$636.6
Employee expenses	161.2	74.5	49.4	16.8	301.9
Repair and maintenance	28.0	16.9	12.4	—	57.3
Other segment items*	60.0	89.3	40.0	12.7	202.0
Depreciation and amortization	20.1	11.3	6.9	1.6	39.9
Impairment of fixed assets	—	—	—	0.4	0.4
Gain on sale of assets	—	—	—	(1.8)	(1.8)
Operating income (loss)	44.0	7.1	15.5	(29.7)	36.9
Interest expense, net	—	—	—	3.5	3.5
Income tax expense	—	—	—	7.2	7.2
Loss on debt retirement	—	—	—	2.4	2.4
Net income (loss)	$44.0	$7.1	$15.5	$(42.8)	$23.8

Interest expense, net	—	—	—	3.5	3.5
Tax expense	—	—	—	7.2	7.2
Depreciation and amortization	20.1	11.3	6.9	1.6	39.9
EBITDA	64.1	18.4	22.4	(30.5)	74.4
Equity based compensation	—	—	—	4.8	4.8
Loss on retirement of debt	—	—	—	2.4	2.4
Gain on disposal of property and equipment	—	—	—	(1.8)	(1.8)
Severance and reorganization costs	—	1.7	—	0.4	2.1
Acquisition related costs	—	—	—	2.1	2.1
Impairment of fixed assets	—	—	—	0.4	0.4
Adjusted EBITDA	$64.1	$20.1	$22.4	$(22.2)	$84.4

Capital expenditures	$17.7	$16.7	$13.7	$—	$48.1
_____________________________________
* Other Segment Items include Direct Materials, Subcontractor Expense, Reimbursable Expenses, Equipment Rentals, Fuel, Per Diem, Travel & Entertainment, Vehicles and Miscellaneous. These items, including Employee Expenses and Repair and Maintenance, are included in Cost of Services and General and Administrative expense in the Consolidated Statements of Operations.

Note 17 — Subsequent Events
On March 3, 2025, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable March 28, 2025 to common stockholders of record at the close of business on March 14, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a–15(e) and 15d–15(e), was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
•provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Grant Thornton, LLP, the independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2024 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, as stated in their report which appears under Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangement
During the three months ended December 31, 2024, none of our directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
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
Equity-Based Compensation
In 2023, the Board of Directors of the Company declared the first dividend in the Company’s history. In connection with the Compensation Committee’s (the “Committee”) annual review of executive compensation matters (including in the context of the fact that the Company is now a dividend paying company), the Committee discovered an unintentional inconsistency between the treatment of dividends under the Company’s absolute TSR (“ATSR”) and relative TSR (“RTSR”) equity-related performance metrics under our LTIP.
By way of background, in 2022, 2023 and 2024, the Company issued performance stock units (“PSUs”) to certain key employees, including to each of our NEOs, pursuant to the LTIP. The PSUs were subject, in part, upon the achievement of an ATSR performance measure, as provided in the applicable form of Performance Stock Unit Award Incentive Agreement (the “PSU Agreement”). The Committee developed the ATSR performance measure at a time when the Company was not paying dividends to its shareholders and, accordingly, the Form PSU Agreement did not specifically reference dividends paid when calculating ATSR. In contrast, the Committee contemplated that our “Peer Company” (as defined in the PSU Agreement) may pay dividends and, accordingly, the Form PSU Agreement specifically referenced Peer Company dividends paid when calculating the RTSR performance measure. On review of this inconsistency, and in light of the fact that the Company now pays dividends, the Committee determined that ATSR- and RTSR-related awards should be treated consistently as to dividends.
As a result, to strengthen the long-term alignment of the Company’s officers and employees (including our NEOs) with the Company’s shareholders and in light of the inconsistency with the treatment of RTSR-relate awards, on February 28, 2025, the Committee determined that the ATSR performance measure should include the payment of shareholder dividends in calculating ATSR. In conjunction therewith, the Committee approved an amendment to the form PSU Agreements to provide that the ATSR measure will be based on the Company’s stock price plus any dividends paid during the applicable performance period (the “PSU Amendment”), consistent with customary, market practice of including dividends when calculating ATSR. The PSU Amendment applies to all current and future grants under PSUs, including those granted in 2022, 2023, and 2024.
The PSU Amendment results in an incremental benefit of less than $30,000 to each NEO with respect to the PSUs issued in 2022. The amounts payable with respect to the PSUs issued in 2023 and 2024 are dependent upon future performance. As the performance periods for the 2023 and 2024 grants are still ongoing, it is not possible to reasonably estimate amounts payable thereunder at this time. Regardless, the related annual accounting expense to the Company as a result of the PSU Amendment is immaterial.

The Committee believes that the PSU Amendment furthers the Company’s pay for performance philosophy, aligns the PSUs with the Committee’s original intent of measuring performance based on total shareholder returns, and bolsters the retention value of the PSUs. The foregoing summary of the PSU Amendment is not complete and is subject to, qualified in its entirety by, and should be read in conjunction with, the full text of the amendment, which is filed as Exhibit 10.14 to this Annual Report on Form 10-K and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Ranger Energy Services, Inc.
Houston, Texas

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ranger Energy Services, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 4, 2025 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 4, 2025

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference into this Item information to be disclosed in the definitive proxy statement for our 2025 Annual Meeting of Stockholders, including the information appearing in the proposal for the election of directors and under the headings “Proposal One – Election of Directors,” “Executive Officers,” “Meeting Attendance and Committees of the Board of Directors,” “Corporate Governance Guidelines” and “Delinquent Section 16(a) Reports.”
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers, employees, and the Company that are reasonably designed to promote compliance with insider trading laws and applicable listing standards. A copy of our Insider Trading Policy, as amended to date, is filed as Exhibit 19.1 to this Annual Report.
We have adopted a code of ethics entitled “Code of Business Conduct and Ethics,” which applies to all our employees, officers and directors, a copy of which can also be found at www.rangerenergy.com.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Ethics and any waiver from any provision to it by posting such information on our website at www.rangerenergy.com.
Item 11. Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2025 Annual Meeting of Stockholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Grant Thornton, LLP, Houston, Texas, Auditor Firm ID: 248. The information required by this Item 14 will be included in the definitive proxy statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements.
See index to Consolidated Financial Statements included beginning on Page 45.
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
10.1
Amended and Restated Limited Liability Company Agreement of RNGR Energy Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 22, 2017)

10.2†
Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.3†
Amendment to Ranger Energy Services, Inc. 2017 Long Term Incentive Plan dated May 30, 2019. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on May 30, 2019)

10.4†
Amendment to Ranger Energy Services, Inc. 2017 Long Term Incentive Plan dated May 20, 2022. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on June 1, 2022)

10.5†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.6†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan.(2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 5, 2023)

10.7†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan.(2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 7, 2024)

10.8†
Form of Restricted Stock Unit Agreement (Directors) under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan dated 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on October 28, 2024)

10.9†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2022) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10‑K (File No. 001‑38183) filed with the Commission on March 13, 2023).

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

10.12†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2024) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 7, 2024).

10.13†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement with Floor (2024) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 7, 2024).

*10.14†	Form of Amendment to Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreements for 2022, 2023 and 2024 Agreements.
10.15	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.16
Tax Receivable Termination and Settlement Agreement entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on October 4, 2021).

10.17†	Indemnification Agreement (Brett T. Agee) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.18†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.19†	Indemnification Agreement (Michael C. Kearney) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on July 31, 2018)
10.20†	Indemnification Agreement (Carla Mashinski) (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K filed with the Commission on March 5, 2024)
10.21†	Indemnification Agreement (Sean Woolverton) (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K filed with the Commission on March 5, 2024)
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

10.28
First Amendment to the Credit Agreement, dated May 31, 2023, by and among RNGR Energy Services, LLC and certain of its subsidiaries and Wells Fargo Bank, National Association (incorporated by reference to Exhibits 10.1 to the Registrations for 10-Q (File No. 001-38183) filed with the Commission on July 30, 2024).

10.29
Debt, Commitment Letter, dated as of September 10, 2021, by and among RNGR Energy Services, LLC, Eclipse Business Capital, LLC and Eclipse Business Capital SPV, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 29, 2021).

10.30
Loan and Security Agreement, dated as of September 27, 2021, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital LLC, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on September 29, 2021).

10.31
First Amendment to the Loan and Security Agreement, dated January 7, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38183) filed with the Commission on January 13, 2022).

10.32
Fourth Amendment to the Loan and Security Agreement, dated September 23, 2022, by and among RNGR Energy Services, LLC and certain of its subsidiaries, Ranger Energy Services, Inc., the lenders party thereto, and Eclipse Business Capital, LLC, as agent (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K (File No. 001-38183) filed with the Commission on March 13, 2023).

10.33
Secured Promissory Note, date July 8, 2021 by and among Bravo Wireline, LLC and Chief Investments, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on July 14, 2021).

10.34
Guaranty Agreement, dated as of July 8, 2021 by Ranger Energy Services, Inc. in favor of Chief Investments, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-38183) filed with the Commission on July 30, 2021).

10.35†
Securities Purchase Agreement entered into as of September 10, 2021, by and between Ranger Energy Services, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.36
Registration Rights Agreement made and entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., and each of the parties listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.37†
Voting Agreement, dated as of September 10, 2021, entered into by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.38
Lock-Up Agreement by and among the Company, Charles Leykum and CSL Capital Management, L.P. for and on behalf of the CSL-related entities, dated as of May 6, 2024 (incorporated by referenced to Exhibit 10.4 of the Registrants Form 10-Q (File No. 001-38183) filed with the Commission on May 7, 2024).

*19.1	Ranger Energy Services, Inc. Insider Trading Policy Amended and Restated as of June 5, 2024
*21.1	List of subsidiaries of Ranger Energy Services, Inc.
*23.1	Consent of Grant Thornton, LLP
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Ranger Energy Services, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10‑K (File No. 001‑38183) filed with the Commission on March 5, 2024).
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.INS	XBRL Instance Document
*101.LAB	XBRL Labels Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.SCH	XBRL Schema Document
_________________________

*	Filed as an exhibit to this Annual Report on Form 10-K
**	Furnished as an exhibit to this Annual Report on Form 10-K
†	Compensatory plan or arrangement
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

Ranger Energy Services, Inc.

/s/ Stuart N. Bodden	March 4, 2025
Stuart N. Bodden	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart N. Bodden	President, Chief Executive Officer and Director	March 4, 2025
Stuart N. Bodden	(Principal Executive Officer)

/s/ Melissa K. Cougle	Chief Financial Officer	March 4, 2025
Melissa K. Cougle	(Principal Financial Officer)

/s/ Michael Kearney	Chairman of the Board	March 4, 2025
Michael Kearney

/s/ Brett T. Agee	Director	March 4, 2025
Brett T. Agee

/s/ Krishna Shivram	Director	March 4, 2025
Krishna Shivram

/s/ Carla Mashinski	Director	March 4, 2025
Carla Mashinski

/s/ Sean Woolverton	Director	March 4, 2025
Sean Woolverton