Form 10-Q
period 2025-03-31
Ranger Energy Services, Inc.
filed 2025-04-30
CIK 1699039

r

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2025, the registrant had 22,498,082 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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
These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of Ranger’s control. Should one or more of these risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks could materially and adversely affect our financial condition, results of operations and prospects, and include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), those set forth from time-to-time in other filings by the Company with the SEC, and those in this Form 10-Q, including the following factors:
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
•difficulties we may have managing the growth of our business, including through potential future acquisitions and mergers;
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
•claims, including personal injury and property damages;
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

•certain restrictions under the terms of our Wells Fargo Revolving Credit Facility (as defined below) may limit our future ability to pay cash dividends;
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
•the impact of geopolitical, economic and market conditions and developments, including changes in global trade policies and tariffs, on our industry and commodity prices;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$40.3	$40.9
Accounts receivable, net	67.1	68.4
Contract assets	19.8	16.7
Inventory	5.8	5.7
Prepaid expenses	9.7	11.4
Assets held for sale	0.8	0.8
Total current assets	143.5	143.9

Property and equipment, net	220.8	224.3
Intangible assets, net	5.4	5.6
Operating leases, right-of-use assets	6.0	7.0
Other assets	0.8	0.8
Total assets	$376.5	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$26.8	$27.2
Accrued expenses	25.8	28.2
Other financing liability, current portion	0.7	0.7
Long-term debt, current portion	—	—
Short-term lease liability	8.7	8.7
Other current liabilities	0.3	0.4
Total current liabilities	62.3	65.2

Long-term lease liability	13.4	14.1
Other financing liability	10.1	10.3
Deferred tax liability	18.1	18.2
Total liabilities	103.9	107.8

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,375,710 shares issued and 22,498,082 shares outstanding as of March 31, 2025; 26,130,574 shares issued and 22,252,946 shares outstanding as of December 31, 2024	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Less: Class A Common Stock held in treasury at cost; 3,877,628 treasury shares as of March 31, 2025 and 3,877,628 treasury shares as of December 31, 2024	(38.6)	(38.6)
Retained earnings	41.4	42.2
Additional paid-in capital	269.5	269.9
Total stockholders' equity	272.6	273.8
Total liabilities and stockholders' equity	$376.5	$381.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue
High specification rigs	$87.5	$79.7
Wireline services	17.2	32.8
Processing solutions and ancillary services	30.5	24.4
Total revenue	135.2	136.9

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	70.1	66.3
Wireline services	20.3	32.6
Processing solutions and ancillary services	25.0	21.9
Total cost of services	115.4	120.8
General and administrative	7.1	6.7
Depreciation and amortization	10.6	11.2
Impairment of assets	0.4	—
Loss (gain) on sale of assets	0.7	(1.3)
Total operating expenses	134.2	137.4

Operating income (loss)	1.0	(0.5)

Other expenses
Interest expense, net	0.5	0.8
Total other expenses	0.5	0.8

Income (loss) before income tax expense (benefit)	0.5	(1.3)
Income tax expense (benefit)	(0.1)	(0.5)
Net income (loss)	0.6	(0.8)

Income (loss) per common share
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.03)
Weighted average common shares outstanding
Basic	22,308,855	22,738,286
Diluted	23,111,467	22,922,284
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended March 31,
	2025	2024	2025	2024
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	26,130,574	25,756,017	$0.3	$0.3
Issuance of shares under share-based compensation plans	378,894	261,072	—	—
Shares withheld for taxes on equity transactions	(133,758)	(74,273)	—	—
Balance, end of period	26,375,710	25,942,816	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(3,877,628)	(2,357,328)	$(38.6)	$(23.1)
Repurchase of Class A Common Stock	—	(846,900)	—	(8.5)
Balance, end of period	(3,877,628)	(3,204,228)	$(38.6)	$(31.6)

Retained Earnings
Balance, beginning of period			$42.2	$28.4
Net income			0.6	(0.8)
Dividends declared			(1.4)	(1.1)
Balance, end of period			$41.4	$26.5

Additional paid-in capital
Balance, beginning of period			$269.9	$266.2
Equity based compensation			1.5	1.2
Shares withheld for taxes for equity compensation			(1.9)	(0.9)
Balance, end of period			$269.5	$266.5

Total shareholders’ equity
Balance, beginning of period			$273.8	$271.8
Net income			0.6	(0.8)
Dividends declared			(1.4)	(1.1)
Equity based compensation			1.5	1.2
Shares withheld for taxes for equity compensation			(1.9)	(0.9)
Repurchase of Class A Common Stock			—	(8.5)
Balance, end of period			$272.6	$261.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$0.6	$(0.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.6	11.2
Equity based compensation	1.6	1.3
Gain on disposal of property and equipment	0.7	(1.3)
Impairment of assets	0.4	—
Deferred income tax expense	(0.1)	(0.5)
Other expense, net	0.2	0.2
Changes in operating assets and liabilities
Accounts receivable	1.1	14.7
Contract assets	(3.1)	(3.6)
Inventory	(0.1)	—
Prepaid expenses and other current assets	1.7	3.0
Other assets	0.6	0.1
Accounts payable	(0.3)	(9.5)
Accrued expenses	(2.5)	(2.6)
Other current liabilities	(0.7)	0.2
Other long-term liabilities	(0.1)	(0.4)
Net cash provided by operating activities	10.6	12.0

Cash Flows from Investing Activities
Purchase of property and equipment	(7.2)	(6.5)
Proceeds from disposal of property and equipment	1.1	0.8
Net cash used in investing activities	(6.1)	(5.7)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	0.1	2.1
Principal payments on Revolving Credit Facility	(0.1)	(2.1)
Principal payments on financing lease obligations	(1.7)	(1.3)
Principal payments on other financing liabilities	(0.2)	(0.1)
Dividends paid to Class A Common Stock shareholders	(1.3)	—
Shares withheld for equity compensation	(1.9)	(0.9)
Payments on Other Installment Purchases	—	(0.1)
Repurchase of Class A Common Stock	—	(8.5)
Net cash used in financing activities	(5.1)	(10.9)

Increase (decrease) in cash and cash equivalents	(0.6)	(4.6)
Cash and cash equivalents, Beginning of Period	40.9	15.7
Cash and cash equivalents, End of Period	$40.3	$11.1

Supplemental Cash Flow Information
Interest paid	$0.5	$0.4
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$0.1	$0.1
Additions to fixed assets through installment purchases and financing leases	$(1.6)	$(0.9)
Additions to fixed assets through asset trades	$(0.2)	$2.6
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
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, plug and abandonment, logistics, coil tubing, and processing solutions.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the SEC instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. The Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of operations for the interim periods. These interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in the Annual Report. Interim results for the periods presented may not be indicative of results that will be realized for future periods.
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
•Income taxes; and
•Equity-based compensation.
New Accounting Pronouncements
Recently adopted accounting standards
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard on December 31, 2024 within “Part II, Item 8. Financial Statements and Supplementary Data—Note 16 — Segment Reporting.”
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued Accounting Standards Update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the effective date, which only impacts public business entities with non-calendar year-end reporting periods. As such, the original effective date pronounced in ASU 2024-03 remains applicable for Ranger. Based on both the ASU 2024-03 and subsequent clarification in ASU 2025-01, early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Note 3 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of March 31, 2025, the Company classified $0.8 million of idle high specification rigs within our broader rig portfolio as held for sale as they are being actively marketed, as compared to $0.6 million of land and buildings held for sale as of March 31, 2024.
For the three months ended March 31, 2025 and 2024, the Company recognized a net loss on assets previously held in Property and equipment of $0.7 million and a net gain on assets previously held for sale of $1.3 million, respectively, which is shown on the Condensed Consolidated Statements of Operations.
Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	March 31, 2025	December 31, 2024
High specification rigs	15	$152.2	$150.2
Machinery and equipment	3 - 30	214.1	216.0
Vehicles	3 - 15	53.6	55.1
Other property and equipment	5 - 25	21.7	21.4
Property and equipment		441.6	442.7
Less: accumulated depreciation		(231.9)	(229.0)
Construction in progress		11.1	10.6
Property and equipment, net		$220.8	$224.3
Depreciation expense was $10.4 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	March 31, 2025	December 31, 2024
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(6.0)	(5.8)
Intangible assets, net		$5.4	$5.6
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Amount
2026	$0.7
2027	0.7
2028	0.6
2029	0.5
2030	0.5
Thereafter	2.4
Total	$5.4

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2025	December 31, 2024
Accrued payables	$10.1	$7.7
Accrued compensation	11.8	15.6
Accrued taxes	1.2	2.2
Accrued insurance	2.7	2.7
Accrued expenses	$25.8	$28.2
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three months ended March 31, 2025 and 2024, are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Short-term lease costs	$3.7	$3.3
Operating lease costs	$0.8	$0.8
Operating cash outflows from operating leases	$0.9	$0.8

Weighted average remaining lease term	1.8 years	3.4 years
Weighted average discount rate	8.1%	8.1%
As of March 31, 2025, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2026	$3.3
2027	2.9
2028	1.2
2029	0.3
2030	—
Total future minimum lease payments	7.7
Less: amount representing interest	(0.8)
Present value of future minimum lease payments	6.9
Less: current portion of operating lease obligations	(2.9)
Long-term portion of operating lease obligations	$4.0
On February 1, 2025 the Company entered into an agreement to sublease a 38,033 square foot property located in Midland, Texas. The sublease will cover the remaining term of the head lease for the property with no renewal options, ending September 30, 2027. Sublease income will be reported separately from the operating lease expense as part of other income. The Company recognized an impairment to the right of use asset associated with this operating lease of $0.4 million, in accordance with ASC 360-10 on February 1, 2025. The fair value of the right of use asset was measured as the present value of the future sublease cash flows using the Company’s incremental borrowing rate.

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

Lease costs and other information related to finance leases for the three months ended March 31, 2025 and 2024, are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Amortization of finance leases	$1.6	$1.3
Interest on lease liabilities	$0.6	$0.5
Financing cash outflows from finance leases	$1.7	$1.3

Weighted average remaining lease term	2.1 years	2.3 years
Weighted average discount rate	6.5%	6.1%
As of March 31, 2025, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2026	$6.9
2027	5.5
2028	3.7
2029	1.1
Total future minimum lease payments	17.2
Less: amount representing interest and fees	(2.1)
Present value of future minimum lease payments	15.1
Less: current portion of finance lease obligations	(5.7)
Long-term portion of finance lease obligations	$9.4

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
As of March 31, 2025, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending March 31,	Total
2026	$0.7
2027	0.7
2028	0.8
2029	0.8
2030	0.9
Thereafter	6.9
Total future minimum lease payments	$10.8
Note 9 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of March 31, 2025, which is applicable only under certain borrowing levels.

The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended March 31, 2025.
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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $67.9 million, which was based on a borrowing base certificate in effect as of March 31, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of March 31, 2025. The Company does have $3.8 million in Letters of Credit open under the facility, leaving a residual $64.1 million available for borrowings as of March 31, 2025. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.2% for the three months ended March 31, 2025.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the three months ended March 31, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
While the Company has historically granted RSAs, which generally vest in three equal annual installments following the year in which they were granted, during the three months ended March 31, 2025, the Company did not grant any RSAs. As of March 31, 2025, there was an aggregate of $3.4 million of unrecognized expense related to RSAs issued which is expected to be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
Beginning in 2025, the Company stopped issuing RSAs and began issuing RSUs to certain employees in lieu of RSAs. These employee RSUs generally vest in three equal annual installments, with the first installment occurring on March 14, 2026. In addition, the Company began granting RSUs in 2024 to certain non-employee directors, which vest on the first anniversary of the date of the grant. During the three months ended March 31, 2025, the Company granted approximately 232,500 RSUs to employees, with an approximated aggregate value of $4.0 million. As of March 31, 2025, there was an aggregate of $4.1 million of unrecognized expense related to RSUs issued to non-employee directors and employees which is expected to be recognized over a weighted average period of 2.6 years.

Certain non-employee directors grant may elect for a portion of their RSUs to settle in the form of restricted cash units (“RCUs”), which vest on the same schedule as the originally granted RSUs.
RCUs are cash-settled with the value of each vested RCU equal to the closing price per share of our Class A Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Class A Common Stock at the end of each reporting period. As of March 31, 2025, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
During the three months ended March 31, 2025, the Company granted approximately 136,000 target shares of market-based performance stock units, of which 68,000 were granted at a relative grant date fair value of approximately $22.46 per share and 68,000 were granted at an absolute grant date fair value of approximately $18.24 per share.
Shares granted during the three months ended March 31, 2025 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2027. As of March 31, 2025, there was an aggregate of $4.7 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.7 years.
Effective March 3, 2025, the Company modified the absolute total shareholder return calculation for grants made to three grantees in 2023 and 2024 to include dividends in the calculation of absolute shareholder return. The total incremental compensation cost resulting from this modification was $0.1 million.
Share Repurchases
In March 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is specific for the next 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027.
During the three months ended March 31, 2025, the Company did not repurchase any of the Company’s Class A Common Stock on the open market. As of March 31, 2025, an aggregate of 3,325,800 shares of Class A Common Stock were purchased for a total of $34.8 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $50.2 million remained available under the share repurchase program. The Company has accrued stock repurchase excise tax of $0.1 million for the three months ended March 31, 2025.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid dividend distributions totaling $1.3 million for the three months ended March 31, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Note 11 — Risk Concentrations
Customer Concentrations
During the three months ended March 31, 2025, four customers accounted for approximately 29%, 11%, 13% and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 70% of the revenue for high specification rigs, 28% for wireline services, and 66% for processing solutions and ancillary services. As of March 31, 2025, approximately 64% of the net accounts receivable balance was due from these four customers.
During the three months ended March 31, 2024, four customers accounted for approximately 12%, 11%, 10% and 10%, respectively, of the Company’s consolidated revenue. These customers contributed 62% of the revenue for high specification rigs, 9% for wireline services, and 29% for processing solutions and ancillary services. As of March 31, 2024, approximately 15% of the net accounts receivable balance, in aggregate, was due from this customer.

Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2025 and 2024 was (30.6%) and 27.0%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Other Tax Matters
Total income tax expense for the three months ended March 31, 2025 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the beneficial impact of equity compensation which vested during the first quarter of 2025. Tax expense for the first quarter of 2024 was impacted by state income taxes as well as certain non-deductible expenses.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2025, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2021 through 2024.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2025, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.

Note 13 — Earnings (Loss) per Share
Earnings per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings per share were as follows (in millions, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Income (loss) (numerator):
Basic:
Income (loss) attributable to Ranger Energy Services, Inc.	$0.6	$(0.8)
Net income (loss) attributable to Class A Common Stock	$0.6	$(0.8)

Diluted:
Income (loss) attributable to Ranger Energy Services, Inc.	$0.6	$(0.8)
Net income (loss) attributable to Class A Common Stock	$0.6	$(0.8)

Weighted average shares (denominator):
Weighted average number of shares - basic	22,308,855	22,738,286
Effect of share-based awards	802,612	183,998
Weighted average number of shares - diluted	23,111,467	22,922,284

Basic income (loss) per share	$0.03	$(0.04)
Diluted income (loss) per share	$0.03	$(0.03)
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
Note 15 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, loss on debt retirement, gain or loss on disposal of property and equipment, acquisition related costs, severance and reorganization costs, significant and unusual legal fees and settlements, impairment of assets, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM utilizes Adjusted EBITDA to allocate resources for each segment predominantly in the annual planning process and to monitor segment results compared to prior period, forecasted results, and the annual plan.
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
Processing Solutions and Ancillary Services.  Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, plug and abandonment, and processing solutions.
Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.
Certain segment information for the three months ended March 31, 2025 and 2024 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2025
Revenue	$87.5	$17.2	$30.5	$—	$135.2
Employee expenses	45.1	9.5	6.5	4.5	65.6
Repair and maintenance	8.0	2.3	2.7	—	13.0
Other segment items*	17.0	8.5	15.8	2.6	43.9
Depreciation and amortization	5.4	2.7	2.2	0.3	10.6
Impairment of assets	—	—	—	0.4	0.4
Gain on sale of assets	—	—	—	0.7	0.7
Operating income (loss)	12.0	(5.8)	3.3	(8.5)	1.0
Interest expense, net	—	—	—	0.5	0.5
Income tax expense	—	—	—	(0.1)	(0.1)
Net income (loss)	$12.0	$(5.8)	$3.3	$(8.9)	$0.6

Interest expense, net	—	—	—	0.5	0.5
Income tax expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	5.4	2.7	2.2	0.3	10.6
EBITDA	17.4	(3.1)	5.5	(8.2)	11.6
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	1.5	1.5
Gain on disposal of property and equipment	—	—	—	0.7	0.7
Severance and reorganization costs	—	0.6	—	—	0.6
Acquisition related costs	—	0.2	0.1	0.1	0.4
Legal fees and settlements	—	—	—	0.3	0.3
Adjusted EBITDA	$17.4	$(2.3)	$5.6	$(5.2)	$15.5

Capital expenditures	$7.3	$—	$1.7	$—	$9.0
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

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2024
Revenue	$79.7	$32.8	$24.4	$—	$136.9
Employee expenses	43.6	19.1	12.8	3.9	79.4
Repair and maintenance	7.4	1.5	1.1	—	10.0
Other segment items*	15.3	12.0	8.0	2.8	38.1
Depreciation and amortization	5.6	3.1	2.0	0.5	11.2
Gain on sale of assets	—	—	—	(1.3)	(1.3)
Operating income (loss)	7.8	(2.9)	0.5	(5.9)	(0.5)
Interest expense, net	—	—	—	0.8	0.8
Income tax benefit	—	—	—	(0.5)	(0.5)
Net income (loss)	$7.8	$(2.9)	$0.5	$(6.2)	$(0.8)

Interest expense, net	—	—	—	0.8	0.8
Income tax benefit	—	—	—	(0.5)	(0.5)
Depreciation and amortization	5.6	3.1	2.0	0.5	11.2
EBITDA	13.4	0.2	2.5	(5.4)	10.7
Impairment of assets	—	—	—	—	—
Equity based compensation	—	—	—	1.2	1.2
Loss on retirement of debt	—	—	—	—	—
Gain on disposal of property and equipment	—	—	—	(1.3)	(1.3)
Severance and reorganization costs	—	—	—	—	—
Acquisition related costs	0.2	—	—	0.1	0.3
Adjusted EBITDA	$13.6	$0.2	$2.5	$(5.4)	$10.9

Capital expenditures	$3.9	$0.9	$1.7	$—	$6.5
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

Note 16 — Subsequent Events
On April 29, 2025, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable May 23, 2025 to common stockholders of record at the close of business on May 9, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements are issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices and demand for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed elsewhere in this report. Please read the Cautionary Statement Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Risk Factors” in this Quarterly Report and in our Annual Report. We assume no obligation to update any of these forward-looking statements except as required by law. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “Ranger, Inc.,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. and its consolidated subsidiaries.
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
•Processing Solutions and Ancillary Services. Provides complimentary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, coil tubing, plug and abandonment, and processing solutions.
•Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments, debt retirements and other items similar in nature.
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
Despite drilling and completion activity declines during 2024, the Company was able to maintain relatively consistent performance in most service lines and this trend has continued through the first quarter of 2025. Our Wireline segment continues to face weakness in demand as completions activity declines and competition increases as a result of these reduced activity levels. Typical seasonality and weather impacts from the first quarter are expected to abate as temperatures across the basins in which we operate increase and longer days result in a greater number of workable hours for our equipment and crews.

Consolidation occurring at the E&P operator level within the energy industry is expected to impact U.S. onshore activity levels although the full extent of this impact is not yet known. The Company has, thus far, benefited from this consolidation and, over the long-term, the Company expects favorable preference from these larger organizations where the well-established processes and systems of Ranger are more valued. Our work with larger operators also benefits our business because their long-term production plans are less likely to include shut-in plans for wells when compared to smaller swing operators when short-term supply shocks and market price declines occur. To date, we have not seen a significant change in work plans with our largest customers on U.S. land; however, crude pricing below $60 per barrel could trigger activity reductions across the U.S. upstream complex. Our business is buoyed by the production-oriented focus of our service lines, as the least expensive barrel of crude oil coming to market domestically is most often from a previously drilled well to which we serve as a primary service provider. Furthermore, as relates to natural gas, the EIA expects U.S. natural gas demand to increase on the back of a rise in exports, serving as a potential tailwind for our assets both in gas markets where we have comparatively little exposure today and as a catalyst for tightening of asset availability given the ability of assets to work across production basins.
The Company believes current geopolitical events will continue to have an impact on our industry, including the impact of the current administration’s tariff policy on broader macroeconomic growth and associated energy demand. We are also monitoring the supply side, as the potential for increased production from OPEC+ could have an impact on domestic production levels especially among smaller producers. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.

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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, acquisition‑related costs, severance and reorganization costs, loss on debt retirement, gain or loss on disposal of property and equipment, significant and unusual legal fees and settlements, impairment of assets, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
Revenue
High specification rigs	$87.5	$79.7	$7.8	10%
Wireline services	17.2	32.8	(15.6)	(48)%
Processing solutions and ancillary services	30.5	24.4	6.1	25%
Total revenue	135.2	136.9	(1.7)	(1)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	70.1	66.3	3.8	6%
Wireline services	20.3	32.6	(12.3)	(38)%
Processing solutions and ancillary services	25.0	21.9	3.1	14%
Total cost of services	115.4	120.8	(5.4)	(4)%
General and administrative	7.1	6.7	0.4	6%
Depreciation and amortization	10.6	11.2	(0.6)	(5)%
Impairment of assets	0.4	—	0.4	100%
Loss (gain) on sale of assets	0.7	(1.3)	2.0	(154)%
Total operating expenses	134.2	137.4	(3.2)	(2)%

Operating income (loss)	1.0	(0.5)	1.5	300%

Other expenses
Interest expense, net	0.5	0.8	(0.3)	(38)%
Total other expenses	0.5	0.8	(0.3)	(38)%

Income (loss) before income tax expense (benefit)	0.5	(1.3)	1.8	138%
Income tax expense (benefit)	(0.1)	(0.5)	0.4	(80)%
Net income (loss)	$0.6	$(0.8)	$1.4	175%
Revenue. Revenue for the three months ended March 31, 2025 decreased $1.7 million, or 1%, to $135.2 million from $136.9 million for the three months ended March 31, 2024. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended March 31, 2025 increased $7.8 million, or 10%, to $87.5 million from $79.7 million for the three months ended March 31, 2024. The revenue increase is attributable to slightly improved pricing and the average revenue per rig hour increasing 3% to $756 for the three months ended March 31, 2025 from $718 for the three months ended March 31, 2024 due to the build out of complete rig packages with additional equipment, coupled by a corresponding increase in total rig hours to 115,700 hours for the three months ended March 31, 2025 from 111,000 hours reported for three months ended March 31, 2024.
Wireline Services. Wireline Services revenue for the three months ended March 31, 2025 decreased $15.6 million, or 48%, to $17.2 million from $32.8 million for the three months ended March 31, 2024. The decreased revenue was primarily attributable to a decrease in completion services revenue of $11.5 million where there was a 64% decrease in completed stage counts to 1,400 for the three months ended March 31, 2025 from 3,400 for the three months ended March 31, 2024. This decrease in completion services revenue and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline production associated services revenues decreased year over year due to the more extreme weather conditions in 2025 driving activity levels lower while pump down revenue decreased year over year due to a reduction in operational activity as a result of weather impacts and additional competitive dynamics across basins.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended March 31, 2025 increased $6.1 million, or 25%, to $30.5 million from $24.4 million for the three months ended March

31, 2024. The increase in revenue is primarily attributable to increases in revenue within rentals, coil tubing, and plugging and abandonment by $3.4 million, $2.4 million, and $0.4 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended March 31, 2025 decreased $5.4 million, or 4%, to $115.4 million from $120.8 million for the three months ended March 31, 2024. As a percentage of revenue, cost of services was 85% and 88% for the three months ended March 31, 2025 and 2024, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended March 31, 2025 increased $3.8 million, to $70.1 million from $66.3 million for the three months ended March 31, 2024. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, repair and maintenance costs, and travel costs of $2.0 million, $0.5 million and $0.5 million, respectively. As a percentage of High Specification Rigs revenue, cost of services was 80% for the three months ended March 31, 2025, a decrease from 83% for the three months ended March 31, 2024.
Wireline Services. Wireline Services cost of services for the three months ended March 31, 2025 decreased $12.3 million, or 38%, to $20.3 million from $32.6 million for the three months ended March 31, 2024. The decrease in wireline services cost of sales was primarily attributable to reductions in completion services costs of $10.8 million as the Company continued to reorganize this service line during the quarter to align with lower operating levels. As a percentage of Wireline Services revenue, cost of services increased from 99% for the three months ended March 31, 2024 to 118% for the three months ended March 31, 2025 primarily due to declining operating leverage from lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended March 31, 2025 increased $3.1 million, or 14%, to $25.0 million from $21.9 million for the three months ended March 31, 2024. The increase was primarily attributable to increased direct material costs and employee-related labor costs which accounted for $1.5 million and $0.9 million, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 90% for the three months ended March 31, 2024 to 82% for the three months ended March 31, 2025 due to increased operational efficiencies and cost reductions.
General & Administrative. General and administrative expenses remained relatively flat; the three months ended March 31, 2025 increased $0.4 million, or 6%, to $7.1 million from $6.7 million for the three months ended March 31, 2024.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2025 decreased $0.6 million, or 5%, to $10.6 million from $11.2 million for the three months ended March 31, 2024. The decrease was attributable to capital expenditures with longer useful lives added during the latter half of 2024 into 2025.
Interest Expense, net. Interest expense, net decreased from $0.8 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025. The changes in interest expense were attributable to reduced borrowings on the Wells Fargo Revolving Credit Facility and decreased borrowing costs on finance leases.
Income Tax Expense or Benefit. Income tax benefit for the three months ended March 31, 2025 decreased $0.4 million, or 80%, resulting in an income tax benefit of $0.1 million compared to income tax benefit of $0.5 million for three months ended March 31, 2024. The lower tax rate for the period ended March 31, 2025 resulted from beneficial equity compensation which vested during the first quarter of 2025.
Net Income (loss). Net income for the three months ended March 31, 2025 increased $1.4 million, or 175%, to $0.6 million from a loss of $0.8 million for the three months ended March 31, 2024. The increase in net income was driven by continued increases in High Specification Rigs and Ancillary Services, partially offset by reduced operating income from activity declines in the Wireline segment.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, loss on debt retirement, gain or loss on disposal of property and equipment, significant and unusual legal fees and settlements, impairment of assets, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.

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

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2025
Net income (loss)	$12.0	$(5.8)	$3.3	$(8.9)	$0.6
Interest expense, net	—	—	—	0.5	0.5
Income tax expense	—	—	—	(0.1)	(0.1)
Depreciation and amortization	5.4	2.7	2.2	0.3	10.6
EBITDA	17.4	(3.1)	5.5	(8.2)	11.6
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	1.5	1.5
Gain on disposal of property and equipment	—	—	—	0.7	0.7
Severance and reorganization costs	—	0.6	—	—	0.6
Acquisition related costs	—	0.2	0.1	0.1	0.4
Legal fees and settlements	—	—	—	0.3	0.3
Adjusted EBITDA	$17.4	$(2.3)	$5.6	$(5.2)	$15.5

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2024
Net income (loss)	$7.8	$(2.9)	$0.5	$(6.2)	$(0.8)
Interest expense, net	—	—	—	0.8	0.8
Income tax benefit	—	—	—	(0.5)	(0.5)
Depreciation and amortization	5.6	3.1	2.0	0.5	11.2
EBITDA	13.4	0.2	2.5	(5.4)	10.7
Equity based compensation	—	—	—	1.2	1.2
Gain on disposal of property and equipment	—	—	—	(1.3)	(1.3)
Acquisition related costs	0.2	—	—	0.1	0.3
Adjusted EBITDA	$13.6	$0.2	$2.5	$(5.4)	$10.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$4.2	$(2.9)	$2.8	$(2.7)	$1.4
Interest expense, net	—	—	—	(0.3)	(0.3)
Income tax expense	—	—	—	0.4	0.4
Depreciation and amortization	(0.2)	(0.4)	0.2	(0.2)	(0.6)
EBITDA	4.0	(3.3)	3.0	(2.8)	0.9
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	0.3	0.3
Gain on disposal of property and equipment	—	—	—	2.0	2.0
Severance and reorganization costs	—	0.6	—	—	0.6
Acquisition related costs	(0.2)	0.2	0.1	—	0.1
Legal fees and settlements	—	—	—	0.3	0.3
Adjusted EBITDA	$3.8	$(2.5)	$3.1	$0.2	$4.6

Adjusted EBITDA for the three months ended March 31, 2025 increased $4.6 million to $15.5 million from $10.9 million for the three months ended March 31, 2024. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2025 increased $3.8 million to $17.4 million from $13.6 million for the three months ended March 31, 2024, due to increased revenue of $7.8 million, partially offset by a corresponding increase in cost of services of $3.8 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended March 31, 2025 decreased $2.5 million to a loss of $2.3 million from $0.2 million for the three months ended March 31, 2024, due to decreased operating activity resulting in revenue declines of $15.6 million, partially offset by a corresponding decrease in cost of services of $12.3 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended March 31, 2025 increased $3.1 million to $5.6 million from $2.5 million for the three months ended March 31, 2024, due to increased revenue of $6.1 million, partially offset by a corresponding increase in cost of services of $3.1 million.
Other. Other Adjusted EBITDA remained relatively flat with a loss of $5.2 million for the three months ended March 31, 2025 and $5.4 million for the three months ended March 31, 2024. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of March 31, 2025, we had total liquidity of $104.4 million, consisting of $40.3 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $64.1 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $67.9 million, net of $3.8 million of Letters of Credit open under the facility. This compares to the Company’s available borrowing capacity under the Wells Fargo Revolving Credit Facility of $58.6 million as of March 31, 2024 and $71.2 million as of December 31, 2024. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. Based upon current levels of operations and anticipated growth, we expect that cash generated from operations, combined with borrowings under our credit facilities, including our Wells Fargo Revolving Credit Facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future. For further details, see “— Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in millions)
Net cash provided by operating activities	$10.6	$12.0	$(1.4)	(12)%
Net cash used in investing activities	(6.1)	(5.7)	(0.4)	(7)%
Net cash used in financing activities	(5.1)	(10.9)	5.8	53%
Net change in cash	$(0.6)	$(4.6)	$4.0	(87)%
Operating Activities
Net cash from operating activities decreased $1.4 million to $10.6 million for three months ended March 31, 2025 compared to $12.0 million for the three months ended March 31, 2024. The change in cash flows from operating activities is primarily attributable to a decrease in the gain on disposal of property and equipment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Cash created from working capital decreased $6.1 million to a cash outflow of $3.9 million for the three months ended March 31, 2025, compared to $2.2 million utilized for the three months ended March 31, 2024 due to decreases in collections activities in the most recent quarters.

Investing Activities
Net cash used in investing activities increased $0.4 million to $6.1 million for three months ended March 31, 2025 compared to $5.7 million for the three months ended March 31, 2024. The change in cash flows from investing activities is largely attributable to slight increases in fixed asset additions that took place during the three months ended March 31, 2025 and more proceeds from asset disposals relative to those that occurred during the three months ended March 31, 2024.
Financing Activities
Net cash used in financing activities decreased $5.8 million to $5.1 million for three months ended March 31, 2025 compared to $10.9 million for the three months ended March 31, 2024. Unlike the first quarter of 2024, cash used in financing activities for the three months ended March 31, 2025 did not include any repurchases of Class A Common Stock (see Item 1. Financial Information— Note 10 — Equity).
Supplemental Disclosures
During the three months ended March 31, 2025, the Company added fixed assets of $1.5 million and $0.2 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, increased to $81.2 million as of March 31, 2025, compared to $78.7 million as of December 31, 2024.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of March 31, 2025, which is applicable only under certain borrowing levels.
The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended March 31, 2025.
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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $67.9 million, which was based on a borrowing base certificate in effect as of March 31, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of March 31, 2025. The Company does have $3.8 million in Letters of Credit open under the facility, leaving a residual $64.1 million available for borrowings as of March 31, 2025. Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.2% for the three months ended March 31, 2025.

Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the three months ended March 31, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that can be utilized for up to 36 months. On March 4, 2024, the Company announced that its Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the three months ended March 31, 2025, the Company did not repurchase any of the Company’s Class A Common Stock on the open market. As of March 31, 2025, an aggregate of 3,325,800 shares of Class A Common Stock were purchased for a total of $34.8 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $50.2 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid dividend distributions totaling $1.3 million to shareholders for the three months ended March 31, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2024.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
We believe that geopolitical events will continue to have an impact on the macroeconomic backdrop of our industry, most notably, China’s growth expectations, the trade policies of the current US administration and non-domestic production levels primarily driven by OPEC+. The 2022 invasion of Ukraine by neighboring Russia caused turmoil in global markets and uncertainty regarding Russia’s oil supply while under sanctions. Additionally, ongoing conflicts in the Middle East have contributed to further uncertainty and created additional risk to global stability that could ultimately affect our business.
Given the continuing conflict globally, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which the existing U.S. administration’s tariff policy impacts broader macroeconomic growth and associated energy demand. We are also monitoring the supply side, as the potential for increased production from OPEC+ could have an impact on domestic production levels especially among smaller producers. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.

Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. As of March 31, 2025, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk

The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2025, the top three trade receivable balances represented approximately 30%, 19%, and 9%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 30%, 19% and 9%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 18%, 17%, and 10%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 23%, 21%, and 12%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2025 - January 31, 2025	—	$—	—	3,078,512
February 1, 2025 - February 28, 2025	—	—	—	3,019,557
March 1, 2025 - March 31, 2025	100,963	14.26	—	3,555,880
Total	100,963	$14.26	—	3,555,880
_________________________
(1)    Total number of shares repurchased during the first quarter of 2025 consists of 100,963 shares of Class A Common Stock, at an average price paid per share of $14.26, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted stock shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan. We did not repurchase any shares of Class A Common Stock in the open market pursuant to the share repurchase program.
(2)    As of March 31, 2025, the maximum number of shares that may yet be purchased under the repurchase program is 3,555,800 shares of Class A Common Stock. This is based on the closing price of $14.19 of Ranger Energy Services, Inc.’s Class A Common Stock on the New York Stock Exchange as of March 31, 2025.

Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	Form of Restricted Stock Unit Agreement for Employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan (2025)
10.2*	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2025)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

*    Filed as an exhibit to this Quarterly Report on Form 10-Q.
**    Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Melissa Cougle	April 30, 2025
Melissa Cougle	Date
Chief Financial Officer
(Principal Financial Officer)