Form 10-Q
period 2025-06-30
Ranger Energy Services, Inc.
filed 2025-07-29
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2025, the registrant had 21,843,462 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$48.9	$40.9
Accounts receivable, net	69.5	68.4
Contract assets	18.5	16.7
Inventory	5.6	5.7
Prepaid expenses and other current assets	8.7	11.4
Assets held for sale	0.4	0.8
Total current assets	151.6	143.9

Property and equipment, net	218.6	224.3
Intangible assets, net	5.2	5.6
Operating leases, right-of-use assets	5.3	7.0
Other assets	1.0	0.8
Total assets	$381.7	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$23.6	$27.2
Accrued expenses	28.3	28.2
Other financing liability, current portion	0.7	0.7
Short-term lease liability	8.7	8.7
Other current liabilities	—	0.4
Total current liabilities	61.3	65.2

Long-term lease liability	12.9	14.1
Other financing liability	9.9	10.3
Deferred tax liability	20.7	18.2
Total liabilities	104.8	107.8

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,392,290 shares issued and 22,236,562 shares outstanding as of June 30, 2025; 26,130,574 shares issued and 22,252,946 shares outstanding as of December 31, 2024	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Less: Class A Common Stock held in treasury at cost; 4,155,728 treasury shares as of June 30, 2025 and 3,877,628 treasury shares as of December 31, 2024	(41.9)	(38.6)
Retained earnings	47.3	42.2
Additional paid-in capital	271.2	269.9
Total stockholders' equity	276.9	273.8
Total liabilities and stockholders' equity	$381.7	$381.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
High specification rigs	$86.3	$82.7	$173.8	$162.4
Wireline services	22.1	24.5	39.3	57.3
Processing solutions and ancillary services	32.2	30.9	62.7	55.3
Total revenue	140.6	138.1	275.8	275.0

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	68.7	65.3	138.8	131.6
Wireline services	20.7	24.2	41.0	56.8
Processing solutions and ancillary services	25.6	23.7	50.6	45.6
Total cost of services	115.0	113.2	230.4	234.0
General and administrative	7.0	6.9	14.1	13.6
Depreciation and amortization	10.9	11.0	21.5	22.2
Impairment of assets	—	—	0.4	—
Gain on sale of assets	(0.9)	(0.3)	(0.2)	(1.6)
Total operating expenses	132.0	130.8	266.2	268.2

Operating income	8.6	7.3	9.6	6.8

Other income and expenses
Interest expense, net	0.1	0.6	0.6	1.4
Other income, net	(1.6)	—	(1.6)	—
Total other expenses (income), net	(1.5)	0.6	(1.0)	1.4

Income before income tax expense	10.1	6.7	10.6	5.4
Income tax expense	2.8	2.0	2.7	1.5
Net income	7.3	4.7	7.9	3.9

Income per common share
Basic	$0.33	$0.21	$0.35	$0.17
Diluted	$0.32	$0.21	$0.35	$0.17
Weighted average common shares outstanding
Basic	22,457,455	22,364,422	22,384,737	22,363,364
Diluted	22,673,369	22,480,448	22,714,732	22,488,177
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	26,375,710	25,942,816	$0.3	$0.3	26,130,574	25,756,017	$0.3	$0.3
Issuance of shares under share-based compensation plans	16,580	222,258	—	—	395,474	483,330	—	—
Shares withheld for taxes on equity transactions	—	(77,550)	—	—	(133,758)	(151,823)	—	—
Balance, end of period	26,392,290	26,087,524	$0.3	$0.3	26,392,290	26,087,524	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(3,877,628)	(3,204,228)	$(38.6)	$(31.6)	(3,877,628)	(2,357,328)	$(38.6)	$(23.1)
Repurchase of Class A Common Stock	(278,100)	(518,200)	(3.3)	(5.3)	(278,100)	(1,365,100)	(3.3)	(13.8)
Balance, end of period	(4,155,728)	(3,722,428)	$(41.9)	$(36.9)	(4,155,728)	(3,722,428)	$(41.9)	$(36.9)

Retained Earnings
Balance, beginning of period			$41.4	$26.5			$42.2	$28.4
Net income			7.3	4.7			7.9	3.9
Dividends declared			(1.4)	(1.2)			(2.8)	(2.3)
Balance, end of period			$47.3	$30.0			$47.3	$30.0

Additional paid-in capital
Balance, beginning of period			$269.5	$266.5			$269.9	$266.2
Equity based compensation			1.7	1.4			3.2	2.6
Shares withheld for taxes for equity compensation			—	(0.8)			(1.9)	(1.7)
Balance, end of period			$271.2	$267.1			$271.2	$267.1

Total shareholders’ equity
Balance, beginning of period			$272.6	$261.7			$273.8	$271.8
Net income			7.3	4.7			7.9	3.9
Dividends declared			(1.4)	(1.2)			(2.8)	(2.3)
Equity based compensation			1.7	1.4			3.2	2.6
Shares withheld for taxes for equity compensation			—	(0.8)			(1.9)	(1.7)
Repurchase of Class A Common Stock			(3.3)	(5.3)			(3.3)	(13.8)
Balance, end of period			$276.9	$260.5			$276.9	$260.5
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$7.9	$3.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.5	22.2
Equity based compensation	3.2	2.7
Gain on sale of assets	(0.2)	(1.6)
Impairment of assets	0.4	—
Deferred income tax expense	2.5	1.2
Other expenses	0.9	0.6
Changes in operating assets and liabilities
Accounts receivable, net	(1.3)	15.1
Contract assets	(1.8)	(4.3)
Inventory	(0.1)	(0.1)
Prepaid expenses and other current assets	2.7	3.2
Other assets	1.2	0.7
Accounts payable	(3.6)	(7.4)
Accrued expenses	(0.3)	(1.3)
Other current liabilities	(1.7)	(1.2)
Other long-term liabilities	—	0.4
Net cash provided by operating activities	31.3	34.1

Cash Flows from Investing Activities
Purchase of property and equipment	(13.5)	(21.8)
Proceeds from disposal of property and equipment	1.9	1.5
Net cash used in investing activities	(11.6)	(20.3)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	0.2	11.4
Principal payments on Revolving Credit Facility	(0.2)	(11.4)
Principal payments on financing lease obligations	(3.4)	(2.6)
Principal payments on other financing liabilities	(0.3)	(0.3)
Dividends paid to Class A Common Stock shareholders	(2.8)	(2.3)
Shares withheld for equity compensation	(1.9)	(1.7)
Payments on Other Installment Purchases	—	(0.1)
Repurchase of Class A Common Stock	(3.3)	(13.8)
Net cash used in financing activities	(11.7)	(20.8)

Increase (decrease) in cash and cash equivalents	8.0	(7.0)
Cash and cash equivalents, Beginning of Period	40.9	15.7
Cash and cash equivalents, End of Period	$48.9	$8.7

Supplemental Cash Flow Information
Interest paid	$1.0	$0.9
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$0.1	$0.1
Additions to fixed assets through installment purchases and financing leases	$(3.5)	$(3.7)
Additions to fixed assets through asset trades	$(0.9)	$(4.2)
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
•Income taxes; and
•Equity-based compensation.
New Accounting Pronouncements
Recently adopted accounting standards
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard on December 31, 2024 within “Part II, Item 8. Financial Statements and Supplementary Data—Note 16 — Segment Reporting” of the Annual Report.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted this standard on a prospective basis on December 31, 2024 within “Part II, Item 8. Financial Statements and Supplementary Data—Note 12 — Income Taxes” of the Annual Report.
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
As of June 30, 2025, the Company classified $0.4 million of idle high specification rigs within our broader rig portfolio as held for sale as they are being actively marketed, as compared to $0.6 million of land and buildings held for sale as of June 30, 2024.
For the six months ended June 30, 2025 and 2024, the Company recognized a net gain on assets previously held in Property and equipment of $0.2 million and a net gain on assets previously held for sale of $1.6 million, respectively, which is shown on the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2025, the Company reclassified certain well service rigs with a carrying value of $0.3 million from Assets Held for Sale back to Property and Equipment, net, as the criteria for classification as held for sale under ASC 360-10-45-9 were no longer met. The Company believes these assets may have use in future operations and are no longer actively marketing them. Depreciation on the reclassified rigs resumed prospectively beginning in July 2025.
Note 4 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	June 30, 2025	December 31, 2024
High specification rigs	15	$155.5	$150.2
Machinery and equipment	3 - 30	215.2	216.0
Vehicles	3 - 15	53.1	55.1
Other property and equipment	5 - 25	21.6	21.4
Property and equipment		445.4	442.7
Less: accumulated depreciation		(237.3)	(229.0)
Construction in progress		10.5	10.6
Property and equipment, net		$218.6	$224.3
Depreciation expense was $10.7 million and $10.8 million for the three months ended June 30, 2025 and 2024, respectively, and $21.1 million and $21.8 million for the six months ended June 30, 2025 and 2024.
Note 5 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	June 30, 2025	December 31, 2024
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(6.2)	(5.8)
Intangible assets, net		$5.2	$5.6
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2025 and 2024. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Amount
2026	$0.7
2027	0.7
2028	0.6
2029	0.5
2030	0.5
Thereafter	2.2
Total	$5.2

Note 6 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2025	December 31, 2024
Accrued payables	$10.8	$7.7
Accrued compensation	15.5	15.6
Accrued taxes	0.4	2.2
Accrued insurance	1.6	2.7
Accrued expenses	$28.3	$28.2
Note 7 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and six months ended June 30, 2025 and 2024, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Short-term lease costs	$3.5	$2.8	$7.2	$6.1
Operating lease costs	$0.8	$0.8	$1.6	$1.6
Operating cash outflows from operating leases	$0.8	$0.8	$1.7	$1.6

Weighted average remaining lease term			2.3 years	3.4 years
Weighted average discount rate			8.1%	8.1%
As of June 30, 2025, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2026	$3.2
2027	2.7
2028	0.7
2029	0.2
Total future minimum lease payments	6.8
Less: amount representing interest	(0.6)
Present value of future minimum lease payments	6.2
Less: current portion of operating lease obligations	(2.8)
Long-term portion of operating lease obligations	$3.4
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

Lease costs and other information related to finance leases for the three and six months ended June 30, 2025 and 2024, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of finance leases	$1.8	$1.4	$3.4	$2.7
Interest on lease liabilities	$0.6	$0.6	$1.2	$1.1
Financing cash outflows from finance leases	$1.7	$1.3	$3.4	$2.6

Weighted average remaining lease term			2.1 years	2.3 years
Weighted average discount rate			6.5%	6.1%
As of June 30, 2025, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2026	$7.0
2027	5.9
2028	3.5
2029	1.1
Total future minimum lease payments	17.5
Less: amount representing interest and fees	(2.1)
Present value of future minimum lease payments	15.4
Less: current portion of finance lease obligations	(5.9)
Long-term portion of finance lease obligations	$9.5

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
As of June 30, 2025, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending June 30,	Total
2026	$0.7
2027	0.8
2028	0.8
2029	0.8
2030	0.9
Thereafter	6.6
Total future minimum lease payments	$10.6
Note 9 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (the “Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of June 30, 2025, which is applicable only under certain borrowing levels.

The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended June 30, 2025.
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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of June 30, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of June 30, 2025. The Company does have $3.8 million in Letters of Credit open under the facility, leaving a residual $71.2 million available for borrowings as of June 30, 2025. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.2% for the six months ended June 30, 2025.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the six months ended June 30, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Note 10 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
While the Company has historically granted RSAs, which generally vest in three equal annual installments following the year in which they were granted, during the six months ended June 30, 2025, the Company did not grant any RSAs. As of June 30, 2025, there was an aggregate of $2.9 million of unrecognized expense related to RSAs issued which is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Units
Beginning in 2025, the Company stopped issuing RSAs and began issuing RSUs to certain employees in lieu of RSAs. These employee RSUs generally vest in three equal annual installments, with the first installment occurring on March 14, 2026. In addition, the Company began granting RSUs in 2024 to certain non-employee directors, which vest on the first anniversary of the date of the grant. During the six months ended June 30, 2025, the Company granted approximately 232,500 RSUs to employees, with an approximated aggregate value of $4.0 million. As of June 30, 2025, there was an aggregate of $3.6 million of unrecognized expense related to RSUs issued to non-employee directors and employees which is expected to be recognized over a weighted average period of 2.3 years.

Certain non-employee directors may elect for a portion of their RSUs to settle in the form of restricted cash units (“RCUs”), which vest on the same schedule as the originally granted RSUs.
RCUs are cash-settled with the value of each vested RCU equal to the closing price per share of our Class A Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Class A Common Stock at the end of each reporting period. As of June 30, 2025, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
During the six months ended June 30, 2025, the Company granted approximately 136,000 target shares of market-based performance stock units, of which 68,000 were granted at a relative grant date fair value of approximately $22.46 per share and 68,000 were granted at an absolute grant date fair value of approximately $18.24 per share.
Shares granted during the six months ended June 30, 2025 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2027. As of June 30, 2025, there was an aggregate of $4.1 million of unrecognized compensation cost related to performance stock units which are expected to be recognized over a weighted average period of 1.4 years.
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
During the six months ended June 30, 2025, the Company repurchased 278,100 shares of the Company’s Class A Common Stock for a total of $3.3 million on the open market. As of June 30, 2025, an aggregate of 3,603,900 shares of Class A Common Stock were purchased for a total of $38.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $47.1 million remained available under the share repurchase program.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid dividend distributions totaling $2.8 million for the six months ended June 30, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Note 11 — Risk Concentrations
Customer Concentrations
During the three months ended June 30, 2025, three customers accounted for approximately 27%, 13%, and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 36% of the revenue for high specification rigs, 3% for wireline services, and 11% for processing solutions and ancillary services. During the six months ended June 30, 2025, four customers accounted for approximately 28%, 13%, 11%, and 10%, respectively, of the Company’s consolidated revenues. These customers contributed 43% of the revenue for high specification rigs, 4% for wireline services, and 14% for processing solutions and ancillary services. As of June 30, 2025, approximately 61% of the net accounts receivable balance, in aggregate, was due from these customers.

During the three months ended June 30, 2024, three customers accounted for approximately 16%, 12% and 10%, respectively, of the Company’s consolidated revenues. For the three months ended June 30, 2024, these customers contributed 26% of the revenue for high specification rigs, 5% for wireline services, and 14% for processing solutions and ancillary services. During the six months ended June 30, 2024, three customers accounted for approximately 14%, 12% and 10%, respectively, of the Company’s consolidated revenues. These customers contributed 49% of the revenue for high specification rigs, 10% for wireline services, and 25% for processing solutions and ancillary services. As of June 30, 2024, approximately 35% of the net accounts receivable balance, in aggregate, was due from these customers.
Note 12 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2025 and 2024 was 25.0% and 27.5%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Other Tax Matters
Total income tax expense for the six months ended June 30, 2025 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the beneficial impact of equity compensation which vested during the first quarter of 2025. Tax expense for the second quarter of 2024 was impacted by state income taxes as well as certain non-deductible expenses.
The Company qualified for federal government assistance through employee retention credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. As previously reported, the Company filed amended tax returns with the Internal Revenue Service ("IRS") claiming a refund of certain payroll taxes from 2020 and 2021. As of June 30, 2025, the Company has received a portion of the total claim in cash payments and recognized this amount in Other income within the Consolidated Statement of Operations. The Company has not recognized any receivable for the remaining claimed amount and plans to record the impact of such claims in the period refunds are received.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2025, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2021 through 2024.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2025, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.

Note 13 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings per share were as follows (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$7.3	$4.7	$7.9	$3.9
Net income attributable to Class A Common Stock	$7.3	$4.7	$7.9	$3.9

Diluted:
Income attributable to Ranger Energy Services, Inc.	$7.3	$4.7	$7.9	$3.9
Net income attributable to Class A Common Stock	$7.3	$4.7	$7.9	$3.9

Weighted average shares (denominator):
Weighted average number of shares - basic	22,457,455	22,364,422	22,384,737	22,363,364
Effect of share-based awards	215,914	116,026	329,995	124,813
Weighted average number of shares - diluted	22,673,369	22,480,448	22,714,732	22,488,177

Basic income per share	$0.33	$0.21	$0.35	$0.17
Diluted income per share	$0.32	$0.21	$0.35	$0.17
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
Note 15 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services, or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, loss on debt retirement, gain or loss on disposal of property and equipment, acquisition related costs, severance and reorganization costs, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM utilizes Adjusted EBITDA to allocate resources for each segment predominantly in the annual planning process and to monitor segment results compared to prior period, forecasted results, and the annual plan.
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
Certain segment information for the three and six months ended June 30, 2025 and 2024 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2025
Revenue	$86.3	$22.1	$32.2	$—	$140.6
Employee expenses	44.8	9.5	17.2	4.5	76.0
Repair and maintenance	8.3	2.2	3.8	—	14.3
Other segment items*	15.6	9.0	4.6	2.5	31.7
Depreciation and amortization	5.6	2.6	2.1	0.6	10.9
Gain on sale of assets	—	—	—	(0.9)	(0.9)
Operating income (loss)	12.0	(1.2)	4.5	(6.7)	8.6
Interest expense, net	—	—	—	0.1	0.1
Income tax expense	—	—	—	2.8	2.8
Other income	—	—	—	(1.6)	(1.6)
Net income (loss)	$12.0	$(1.2)	$4.5	$(8.0)	$7.3

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	12.0	(1.2)	4.5	(8.0)	7.3
Interest expense, net	—	—	—	0.1	0.1
Income tax expense	—	—	—	2.8	2.8
Depreciation and amortization	5.6	2.6	2.1	0.6	10.9
EBITDA	17.6	1.4	6.6	(4.5)	21.1
Equity based compensation	—	—	—	1.7	1.7
Gain on sale of assets	—	—	—	(0.9)	(0.9)
Severance and reorganization costs	—	—	—	0.1	0.1
Acquisition related costs	—	0.2	—	—	0.2
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$17.6	$1.6	$6.6	$(5.2)	$20.6

Capital expenditures	$7.2	$—	$1.6	$—	$8.8

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2025

Revenue	$173.8	$39.3	$62.7	$—	$275.8
Employee expenses	89.9	19.0	23.7	9.0	141.6
Repair and maintenance	16.3	4.5	6.5	—	27.3
Other segment items*	32.6	17.5	20.4	5.1	75.6
Depreciation and amortization	11.0	5.3	4.3	0.9	21.5
Impairment of fixed assets	—	—	—	0.4	0.4
Gain sale of assets	—	—	—	(0.2)	(0.2)
Operating income (loss)	24.0	(7.0)	7.8	(15.2)	9.6
Interest expense, net	—	—	—	0.6	0.6
Income tax expense (benefit)	—	—	—	2.7	2.7
Other income	—	—	—	(1.6)	(1.6)
Net income (loss)	$24.0	$(7.0)	$7.8	$(16.9)	$7.9

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	24.0	(7.0)	7.8	(16.9)	7.9
Interest expense, net	—	—	—	0.6	0.6
Income tax expense	—	—	—	2.7	2.7
Depreciation and amortization	11.0	5.3	4.3	0.9	21.5
EBITDA	35.0	(1.7)	12.1	(12.7)	32.7
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	3.2	3.2
Gain on sale of assets	—	—	—	(0.2)	(0.2)
Severance and reorganization costs	—	0.6	—	0.1	0.7
Acquisition related costs	—	0.4	0.1	0.1	0.6
Legal fees and settlements	—	—	—	0.3	0.3
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$35.0	$(0.7)	$12.2	$(10.4)	$36.1

Capital expenditures	$14.5	$—	$3.3	$—	$17.8
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

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2024
Revenue	$82.7	$24.5	$30.9	$—	$138.1
Employee expenses	42.4	6.9	9.6	4.2	63.1
Repair and maintenance	7.1	4.2	3.9	—	15.2
Other segment items*	15.8	13.1	10.2	2.7	41.8
Depreciation and amortization	5.6	2.9	2.0	0.5	11.0
Gain on sale of assets	—	—	—	(0.3)	(0.3)
Operating income (loss)	11.8	(2.6)	5.2	(7.1)	7.3
Interest expense, net	—	—	—	0.6	0.6
Income tax expense	—	—	—	2.0	2.0
Net income (loss)	$11.8	$(2.6)	$5.2	$(9.7)	$4.7

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	11.8	(2.6)	5.2	(9.7)	4.7
Interest expense, net	—	—	—	0.6	0.6
Income tax expense	—	—	—	2.0	2.0
Depreciation and amortization	5.6	2.9	2.0	0.5	11.0

EBITDA	17.4	0.3	7.2	(6.6)	18.3
Equity based compensation	—	—	—	1.4	1.4
Gain on sale of assets	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.1	—	—	—	0.1
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$18.7	$0.4	$7.3	$(5.4)	$21.0

Capital expenditures	$11.5	$0.9	$7.4	$—	$19.8

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2024
Revenue	$162.4	$57.3	$55.3	$—	$275.0
Employee expenses	86.0	26.0	22.4	8.1	142.5
Repair and maintenance	14.5	5.7	5.0	—	25.2
Other segment items*	31.1	25.1	18.2	5.5	79.9
Depreciation and amortization	11.2	6.0	4.0	1.0	22.2
Gain on sale of assets	—	—	—	(1.6)	(1.6)
Operating income (loss)	19.6	(5.5)	5.7	(13.0)	6.8
Interest expense, net	—	—	—	1.4	1.4
Income tax expense	—	—	—	1.5	1.5
Net income (loss)	$19.6	$(5.5)	$5.7	$(15.9)	$3.9

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	19.6	(5.5)	5.7	(15.9)	3.9
Interest expense, net	—	—	—	1.4	1.4
Income tax expense	—	—	—	1.5	1.5
Depreciation and amortization	11.2	6.0	4.0	1.0	22.2
EBITDA	30.8	0.5	9.7	(12.0)	29.0
Equity based compensation	—	—	—	2.6	2.6
Gain on sale of assets	—	—	—	(1.6)	(1.6)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.3	—	—	0.1	0.4
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$32.3	$0.6	$9.8	$(10.8)	$31.9

Capital expenditures	$16.0	$2.3	$11.4	$—	$29.7
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

Note 16 — Subsequent Events
On July 28, 2025, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable August 22, 2025 to common stockholders of record at the close of business on August 8, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus deprecation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result, the Company is evaluating the legislation and will identify any changes required to its financial statements although we do not anticipate these changes will materially impact the provision for income taxes.
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
For additional financial information about our segments, please see “Item 1. Financial Information — Note 15 — Segment Reporting.”
Business Outlook
Despite continued pressure in the broader oilfield services complex in the first half of the year, the Company was able to maintain relatively consistent performance in most service lines and this trend has continued through the second quarter. Our Wireline segment continues to face weakness in demand as completions activity declines and competition increases as a result of these reduced activity levels. The Energy Information Administration notes in their Short Term Energy Outlook published July 8th that “declining oil prices have contributed to U.S. producers slowing their drilling and completion activity this year. As a result, we forecast U.S. crude oil production will decline from an all-time high of just over 13.4 million barrels per day in the second quarter of 2025 to less than 13.3 million barrels per day by fourth quarter 2026.” Declining crude oil prices and their impacts to production levels are being closely monitored by the Company to mitigate their impacts on our financial performance.
Consolidation occurring at the E&P operator level within the energy industry continues, most recently with the approval of Chevron’s acquisition of Hess in July 2025. Given our position as one of the largest well service providers in the Lower 48, the Company has, thus far, benefited from this consolidation and, over the long-term, the Company expects favorable preference from these larger organizations where the well-established processes and systems of Ranger are more valued. Our work with larger operators also benefits our business because their long-term production plans are less likely to include shut-in plans for wells when compared to smaller swing operators when short-term supply shocks and market price declines occur. To date, we have seen limited changes in work plans with our largest customers on U.S. land; however, crude pricing below $60 per barrel could trigger activity reductions across the U.S. upstream complex. Our business is buoyed by the production-oriented focus of our service lines, as the least expensive barrel of crude oil coming to market domestically is most often from a previously drilled well to which we serve as a primary service provider.
The Company believes current geopolitical events will continue to have an impact on our industry, including the impact of the current administration’s ongoing tariff policies on broader macroeconomic growth and associated energy demand. We are also monitoring the supply side, particularly in light of OPEC+ recently accelerating the rollback of its voluntary oil production cuts. This development could place additional pressure on global supply-demand balances and, in turn, affect domestic production levels, especially among smaller producers. Considering the rapidly evolving events and the interplay of supply and demand within the oil and gas commodities sector, numerous unknown factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, acquisition‑related costs, severance and reorganization costs, loss on debt retirement, gain or loss on disposal of property and equipment, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenue
High specification rigs	$86.3	$82.7	$3.6	4%
Wireline services	22.1	24.5	(2.4)	(10)%
Processing solutions and ancillary services	32.2	30.9	1.3	4%
Total revenue	140.6	138.1	2.5	2%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	68.7	65.3	3.4	5%
Wireline services	20.7	24.2	(3.5)	(14)%
Processing solutions and ancillary services	25.6	23.7	1.9	8%
Total cost of services	115.0	113.2	1.8	2%
General and administrative	7.0	6.9	0.1	1%
Depreciation and amortization	10.9	11.0	(0.1)	(1)%
Gain on sale of assets	(0.9)	(0.3)	(0.6)	200%
Total operating expenses	132.0	130.8	1.2	1%

Operating income	8.6	7.3	1.3	(18)%

Other income and expenses
Interest expense, net	0.1	0.6	(0.5)	(83)%
Other income, net	(1.6)	—	(1.6)	100%
Total other expenses (income), net	(1.5)	0.6	(2.1)	(350)%

Income before income tax expense (benefit)	10.1	6.7	3.4	(51)%
Income tax expense	2.8	2.0	0.8	40%
Net income	$7.3	$4.7	$2.6	55%
Revenue. Revenue for the three months ended June 30, 2025 increased $2.5 million, or 2%, to $140.6 million from $138.1 million for the three months ended June 30, 2024. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended June 30, 2025 increased $3.6 million, or 4%, to $86.3 million from $82.7 million for the three months ended June 30, 2024. The revenue increase is attributable to slightly improved pricing and the average revenue per rig hour increasing 1% to $738 for the three months ended June 30, 2025 from $732 for the three months ended June 30, 2024 due to the build out of complete rig packages with additional equipment, coupled by a corresponding increase in total rig hours to 117,000 hours for the three months ended June 30, 2025 from 113,100 hours reported for three months ended June 30, 2024.
Wireline Services. Wireline Services revenue for the three months ended June 30, 2025 decreased $2.4 million, or 10%, to $22.1 million from $24.5 million for the three months ended June 30, 2024. The decreased revenue was primarily attributable to a decrease in production and pump down services revenue by $2.2 million and $1.9 million, respectively. This is offset by an increase in completion services revenue of $1.7 million where there was a 47% increase in completed stage counts to 2,500 for the three months ended June 30, 2025 from 1,700 for the three months ended June 30, 2024.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended June 30, 2025 increased $1.3 million, or 4%, to $32.2 million from $30.9 million for the three months ended June 30, 2024. The increase in revenue is primarily attributable to increases in revenue within rentals and coil tubing by $2.9 million and $2.0 million, respectively. Our Torrent gas processing business has continued to grow resulting in revenues of $4.2 million for the three months ended June 30, 2025, compared to $1.6 million in the three months ended June 30, 2024, an increase of $2.6 million. This was offset by a decrease in plugging and abandonment services by $2.6 million, as operators scaled back non-essential spending in response to lower crude prices and completed in flight programs.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended June 30, 2025 increased $1.8 million, or 2%, to $115.0 million from $113.2 million for the three months ended June 30, 2024. As a percentage of revenue, cost of services was 82% for both the three months ended June 30, 2025 and 2024. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended June 30, 2025 increased $3.4 million, or 5%, to $68.7 million from $65.3 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in variable expenses, notably employee-related labor costs, repair and maintenance costs, and travel costs of $2.2 million, $1.1 million and $0.6 million, respectively. As a percentage of High Specification Rigs revenue, cost of services was 80% for the three months ended June 30, 2025, an increase from 79% for the three months ended June 30, 2024.
Wireline Services. Wireline Services cost of services for the three months ended June 30, 2025 decreased $3.5 million, or 14%, to $20.7 million from $24.2 million for the three months ended June 30, 2024. The decrease in wireline services cost of sales was primarily attributable to reductions in production and pump down services costs of $2.2 million and $1.9 million, respectively. As a percentage of Wireline Services revenue, cost of services decreased from 99% for the three months ended June 30, 2024 to 94% for the three months ended June 30, 2025 primarily due to declining operating leverage from lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended June 30, 2025 increased $1.9 million, or 8%, to $25.6 million from $23.7 million for the three months ended June 30, 2024. The increase was primarily attributable to increased employee-related labor costs and maintenance and repair costs which accounted for $0.8 million and $0.9 million, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services increased from 77% for the three months ended June 30, 2024 to 80% for the three months ended June 30, 2025.
General & Administrative. General and administrative expenses remained relatively flat; the three months ended June 30, 2025 increased $0.1 million, or 1%, to $7.0 million from $6.9 million for the three months ended June 30, 2024.
Depreciation and Amortization. Depreciation and amortization remained relatively flat; the three months ended June 30, 2025 decreased $0.1 million, or 1%, to $10.9 million from $11.0 million for the three months ended June 30, 2024.
Interest Expense, net. Interest expense, net decreased from $0.6 million for the three months ended June 30, 2024 to $0.1 million for the three months ended June 30, 2025. The changes in interest expense were attributable to reduced borrowings on the Wells Fargo Revolving Credit Facility and decreased borrowing costs on finance leases.
Income Tax Expense. Income tax expense for the three months ended June 30, 2025 increased $0.8 million, or 40%, to $2.8 million compared to $2.0 million for three months ended June 30, 2024. The increase in tax expense resulted from an increase in profit before tax when compared to the prior period.
Net Income. Net income for the three months ended June 30, 2025 increased $2.6 million, or 55%, to $7.3 million from $4.7 million for the three months ended June 30, 2024. The increase in net income was driven by continued increases in High Specification Rigs and Ancillary Services, partially offset by reduced operating income from activity declines in the Wireline segment.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Six Months Ended
	June 30,		Variance
	2025	2024	$	%
Revenue
High specification rigs	$173.8	$162.4	$11.4	7%
Wireline services	39.3	57.3	(18.0)	(31)%
Processing solutions and ancillary services	62.7	55.3	7.4	13%
Total revenue	275.8	275.0	0.8	—%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	138.8	131.6	7.2	5%
Wireline services	41.0	56.8	(15.8)	(28)%
Processing solutions and ancillary services	50.6	45.6	5.0	11%
Total cost of services	230.4	234.0	(3.6)	(2)%
General and administrative	14.1	13.6	0.5	4%
Depreciation and amortization	21.5	22.2	(0.7)	(3)%
Impairment of assets	0.4	—	0.4	100%
Gain on sale of assets	(0.2)	(1.6)	1.4	88%
Total operating expenses	266.2	268.2	(2.0)	(1)%

Operating income	9.6	6.8	2.8	41%

Other income and expenses
Interest expense, net	0.6	1.4	(0.8)	(57)%
Other income, net	(1.6)	—	(1.6)	100%
Total other expenses (income), net	(1.0)	1.4	(2.4)	(171)%

Income before income tax expense	10.6	5.4	5.2	96%
Income tax expense	2.7	1.5	1.2	80%
Net income	$7.9	$3.9	$4.0	103%
Revenue. Revenue for the six months ended June 30, 2025 remained stable, increasing $0.8 million to $275.8 million from $275.0 million for the six months ended June 30, 2024. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the six months ended June 30, 2025 increased $11.4 million, or 7%, to $173.8 million from $162.4 million for the six months ended June 30, 2024. The increase in revenue included an increase in the average revenue per rig hour by 3% to $747 from $725 for the six months ended June 30, 2024, coupled with a 4% increase in total rig hours to 232,700 for the six months ended June 30, 2025 from 224,100 for the six months ended June 30, 2024.
Wireline Services. Wireline Services revenue for the six months ended June 30, 2025 decreased $18.0 million, or 31%, to $39.3 million from $57.3 million for the six months ended June 30, 2024. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $9.9 million illustrated by a 24% decrease in completed stage counts to 3,900 for the six months ended June 30, 2025 from 5,100 for the six months ended June 30, 2024. This decrease in completion services revenue and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline production associated services and pump down revenues decreased year over year due to the more extreme weather conditions in 2025 and additional competitive dynamics across basins.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the six months ended June 30, 2025 increased $7.4 million, or 13%, to $62.7 million from $55.3 million for the six months ended June 30, 2024. The increase in processing solutions and ancillary services revenue is attributable to increasing activity in our rentals and coil tubing service lines of $6.3 million and $4.4 million, respectively. Our Torrent gas processing business has continued to grow resulting in revenues of $8.2 million for the six months ended June 30, 2025, compared to $2.6 million in the six months ended June 30, 2024, an increase of $5.6 million.
Cost of services (exclusive of depreciation and amortization). Cost of services for the six months ended June 30, 2025 decreased $3.6 million, or 2%, to $230.4 million from $234.0 million for the six months ended June 30, 2024. As a percentage of revenue, cost of services was 84% and 85% for the six months ended June 30, 2025 and 2024, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the six months ended June 30, 2025 increased $7.2 million, or 5%, to $138.8 million from $131.6 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in variable expenses, most significant of which is employee-related labor costs, repair and maintenance, and travel accounting for $4.2 million, $1.6 million and $1.1 million, respectively. As a percentage of High Specification Rigs Services revenue, cost of services decreased from 81% for the six months ended June 30, 2024 to 80% for the six months ended June 30, 2025.
Wireline Services. Wireline Services cost of services for the six months ended June 30, 2025 decreased $15.8 million, or 28%, to $41.0 million from $56.8 million for the six months ended June 30, 2024. The decrease is primarily attributable to a decrease in costs from the completion services lines by approximately $10.9 million as the Company reorganized this service line to accommodate lower operation activity and focus on more profitable service lines. As a percentage of Wireline Services revenue, cost of services increased from 99% for the six months ended June 30, 2024 to 104% for the six months ended June 30, 2025 primarily due to declining operating leverage due to lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the six months ended June 30, 2025 increased $5.0 million, or 11%, to $50.6 million from $45.6 million for the six months ended June 30, 2024. The increase was primarily attributable to increased employee labor and repair and maintenance which amounted to $1.7 million and $1.5 million, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 82% for the six months ended June 30, 2024 to 81% for the six months ended June 30, 2025 due to increased operational efficiencies and service line contribution mix.
General & Administrative. General and administrative expenses for the six months ended June 30, 2025 increased $0.5 million, or 4%, to $14.1 million from $13.6 million. The increase in general and administrative expenses is primarily due to increased personnel costs and legal fees relative to the prior year.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2025 decreased $0.7 million, or 3%, to $21.5 million from $22.2 million for the six months ended June 30, 2024. The decrease was attributable to capital expenditures with longer useful lives added during the latter half of 2024 into 2025.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2025 decreased $0.8 million, or 57%, to $0.6 million from $1.4 million for the six months ended June 30, 2024. The changes in interest expense were attributable to reduced borrowings on the Wells Fargo Revolving Credit Facility and decreased borrowing costs on finance leases.
Income Tax Expense. Income tax expense for the six months ended June 30, 2025 increased $1.2 million, or 80%, to $2.7 million from $1.5 million for the six months ended June 30, 2024. The increase in tax expense resulted from an increase in profit before tax when compared to the prior period.
Net Income. Net income for the six months ended June 30, 2025 increased $4.0 million, or 103%, to $7.9 million from $3.9 million for the six months ended June 30, 2024. The increase in net income was primarily driven by continued increases in High Specification Rigs and Ancillary Services, partially offset by reduced operating income from activity declines in the Wireline segment.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, loss on debt retirement, gain or loss on disposal of property and equipment, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.

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

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2025
Net income (loss)	$12.0	$(1.2)	$4.5	$(8.0)	$7.3
Interest expense, net	—	—	—	0.1	0.1
Income tax expense	—	—	—	2.8	2.8
Depreciation and amortization	5.6	2.6	2.1	0.6	10.9
EBITDA	17.6	1.4	6.6	(4.5)	21.1
Equity based compensation	—	—	—	1.7	1.7
Gain on sale of assets	—	—	—	(0.9)	(0.9)
Severance and reorganization costs	—	—	—	0.1	0.1
Acquisition related costs	—	0.2	—	—	0.2
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$17.6	$1.6	$6.6	$(5.2)	$20.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2024
Net income (loss)	$11.8	$(2.6)	$5.2	$(9.7)	$4.7
Interest expense, net	—	—	—	0.6	0.6
Income tax expense	—	—	—	2.0	2.0
Depreciation and amortization	5.6	2.9	2.0	0.5	11.0
EBITDA	17.4	0.3	7.2	(6.6)	18.3
Equity based compensation	—	—	—	1.4	1.4
Gain on sale of assets	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.1	—	—	—	0.1
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$18.7	$0.4	$7.3	$(5.4)	$21.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$0.2	$1.4	$(0.7)	$1.7	$2.6
Interest expense, net	—	—	—	(0.5)	(0.5)
Income tax expense	—	—	—	0.8	0.8
Depreciation and amortization	—	(0.3)	0.1	0.1	(0.1)
EBITDA	0.2	1.1	(0.6)	2.1	2.8
Impairment of assets	—	—	—	—	—
Equity based compensation	—	—	—	0.3	0.3
Gain on sale of assets	—	—	—	(0.6)	(0.6)
Severance and reorganization costs	(0.7)	(0.1)	(0.1)	—	(0.9)
Acquisition related costs	(0.1)	0.2	—	—	0.1
Legal fees and settlements	(0.5)	—	—	—	(0.5)
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$(1.1)	$1.2	$(0.7)	$0.2	$(0.4)
Adjusted EBITDA for the three months ended June 30, 2025 decreased $0.4 million to $20.6 million from $21.0 million for the three months ended June 30, 2024. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2025 decreased $1.1 million to $17.6 million from $18.7 million for the three months ended June 30, 2024, due to various add backs including legal fees and reorganization costs that occurred in the prior year period.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended June 30, 2025 increased $1.2 million to $1.6 million from $0.4 million for the three months ended June 30, 2024, due to a decrease in cost of services of $3.5 million, partially offset by a corresponding revenue decline of $2.4 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended June 30, 2025 decreased $0.7 million to $6.6 million from $7.3 million for the three months ended June 30, 2024, due to an increase in cost of services of $1.9 million, partially offset by a corresponding increased revenue of $1.3 million.
Other. Other Adjusted EBITDA three months ended June 30, 2025 improved $0.2 million to a loss of $5.2 million from a loss of $5.4 million for the three months ended June 30, 2024. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	TA	Six Months Ended June 30, 2025
Net income (loss)		$24.0	$(7.0)	$7.8	$(16.9)	$7.9
Interest expense, net		—	—	—	0.6	0.6
Income tax expense		—	—	—	2.7	2.7
Depreciation and amortization		11.0	5.3	4.3	0.9	21.5
EBITDA		35.0	(1.7)	12.1	(12.7)	32.7
Impairment of assets		—	—	—	0.4	0.4
Equity based compensation		—	—	—	3.2	3.2
Gain on sale of assets		—	—	—	(0.2)	(0.2)
Severance and reorganization costs		—	0.6	—	0.1	0.7
Acquisition related costs		—	0.4	0.1	0.1	0.6
Legal fees and settlements		—	—	—	0.3	0.3
Employee retention credit		—	—	—	(1.6)	(1.6)
Adjusted EBITDA		$35.0	$(0.7)	$12.2	$(10.4)	$36.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2024
Net income (loss)	$19.6	$(5.5)	$5.7	$(15.9)	$3.9
Interest expense, net	—	—	—	1.4	1.4
Income tax expense	—	—	—	1.5	1.5
Depreciation and amortization	11.2	6.0	4.0	1.0	22.2
EBITDA	30.8	0.5	9.7	(12.0)	29.0
Equity based compensation	—	—	—	2.6	2.6
Gain on sale of assets	—	—	—	(1.6)	(1.6)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.3	—	—	0.1	0.4
Legal fees and settlements	0.5	—	—	—	0.5
Adjusted EBITDA	$32.3	$0.6	$9.8	$(10.8)	$31.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$4.4	$(1.5)	$2.1	$(1.0)	$4.0
Interest expense, net	—	—	—	(0.8)	(0.8)
Income tax expense	—	—	—	1.2	1.2
Depreciation and amortization	(0.2)	(0.7)	0.3	(0.1)	(0.7)
EBITDA	4.2	(2.2)	2.4	(0.7)	3.7
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	0.6	0.6
Gain on sale of assets	—	—	—	1.4	1.4
Severance and reorganization costs	(0.7)	0.5	(0.1)	—	(0.3)
Acquisition related costs	(0.3)	0.4	0.1	—	0.2
Legal fees and settlements	(0.5)	—	—	0.3	(0.2)
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$2.7	$(1.3)	$2.4	$0.4	$4.2
Adjusted EBITDA for the six months ended June 30, 2025 increased $4.2 million to $36.1 million from $31.9 million for the six months ended June 30, 2024. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2025 increased $2.7 million to $35.0 million from $32.3 million for the six months ended June 30, 2024, primarily due to increased operating activity year over year.
Wireline Services. Wireline Services Adjusted EBITDA for the six months ended June 30, 2025 decreased $1.3 million to a loss of $0.7 million from income of $0.6 million for the six months ended June 30, 2024, primarily due to significant decreases in operating activity within the completions service line year over year.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the six months ended June 30, 2025 increased $2.4 million to $12.2 million from $9.8 million for the six months ended June 30, 2024, primarily due to increased coil tubing activity year over year.
Other. Other Adjusted EBITDA for the six months ended June 30, 2025 improved $0.4 million to a loss of $10.4 million from a loss of $10.8 million for the six months ended June 30, 2024. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of June 30, 2025, we had total liquidity of $120.1 million, consisting of $48.9 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $71.2 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, net of $3.8 million of Letters of Credit open under the facility. This compares to the Company’s available borrowing capacity under the Wells Fargo Revolving Credit Facility of $58.6 million as of June 30, 2024 and $71.2 million as of December 31, 2024. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. Based upon current levels of operations and anticipated growth, we expect that cash generated from operations, combined with borrowings under our credit facilities, including our Wells Fargo Revolving Credit Facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in millions)
Net cash provided by operating activities	$31.3	$34.1	$(2.8)	(8)%
Net cash used in investing activities	(11.6)	(20.3)	8.7	43%
Net cash used in financing activities	(11.7)	(20.8)	9.1	44%
Net change in cash	$8.0	$(7.0)	$15.0	214%
Operating Activities
Net cash from operating activities decreased $2.8 million to $31.3 million for six months ended June 30, 2025 compared to $34.1 million for the six months ended June 30, 2024. The change was primarily driven by a $10.1 million decrease in cash generated from working capital, which shifted to a cash outflow of $6.1 million for the six months ended June 30, 2025, compared to a cash inflow of $4.0 million for the six months ended June 30, 2024, primarily due to lower collections activity in recent quarters.
Investing Activities
Net cash used in investing activities decreased $8.7 million to $11.6 million for six months ended June 30, 2025 compared to $20.3 million for the six months ended June 30, 2024. The change in cash flows from investing activities is largely attributable to decreases in fixed asset additions and more proceeds from asset disposals relative to those that occurred during the six months ended June 30, 2024.
Financing Activities
Net cash used in financing activities decreased $9.1 million to $11.7 million for six months ended June 30, 2025 compared to $20.8 million for the six months ended June 30, 2024. In the first half of 2024, the Company repurchased $13.8 million of the Company’s Class A Common Stock on the open market, relative to $3.3 million for the first half of 2025. (see Item 1. Financial Information— Note 10 — Equity).
Supplemental Disclosures
During the six months ended June 30, 2025, the Company added fixed assets of $3.4 million and $0.9 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, increased to $90.3 million as of June 30, 2025, compared to $78.7 million as of December 31, 2024.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (the “Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of June 30, 2025, which is applicable only under certain borrowing levels.
The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal. The initial maturity date was September 25, 2024, with provisions for automatic annual renewal related to the same insurance policy. On September 25, 2024, the amount of the Letter of Credit was increased to $2.1 million as part of incremental collateral requirements for the Company’s 2025 insurance renewal, with a new maturity date of September 25, 2025. The interest rate for this Letter of Credit was approximately 1.8% for the month ended June 30, 2025.

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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of June 30, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of June 30, 2025. The Company does have $3.8 million in Letters of Credit open under the facility, leaving a residual $71.2 million available for borrowings as of June 30, 2025. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.2% for the six months ended June 30, 2025.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the three months ended June 30, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that can be utilized for up to 36 months. On March 4, 2024, the Company announced that its Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the six months ended June 30, 2025, the Company repurchased 278,100 shares of the Company’s Class A Common Stock for a total of $3.3 million on the open market. As of June 30, 2025, an aggregate of 3,603,900 shares of Class A Common Stock were purchased for a total of $38.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $47.1 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid dividend distributions totaling $2.8 million to shareholders for the six months ended June 30, 2025. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2024.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Recent Events
In 2025, global macroeconomic and geopolitical developments continue to influence commodity markets and upstream investment behavior. Uncertainty around China’s growth trajectory, evolving U.S. energy and trade policies, and fluctuating production levels from OPEC+ have all contributed to price volatility. In addition, ongoing instability in the Middle East and persistent supply chain disruptions are further impacting global sentiment and investment planning.
Given the continuing conflict globally, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which the existing U.S. administration’s tariff policy impacts broader macroeconomic growth and associated energy demand. We are also monitoring the supply side, particularly in light of OPEC+ recently accelerating the rollback of its voluntary oil production cuts. This development could place additional pressure on global supply-demand balances and, in turn, affect domestic production levels, especially among smaller producers. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These factors could have a material impact on our operations, earnings, cash flows, and financial condition. We continue to monitor evolving conditions closely and remain focused on operational flexibility and cost discipline to navigate the current environment.
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. As of June 30, 2025, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of June 30, 2025, the top three trade receivable balances represented approximately 29%, 15%, and 8%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 37%, 17% and 10%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 38%, 14%, and 11%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 26%, 15%, and 15%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2025.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	—	$—	—	$50,456,806
May 1, 2025 - May 31, 2025	20,600	11.62	20,600	50,217,482
June 1, 2025 - June 30, 2025	257,500	12.04	257,500	47,117,326
Total	278,100	$12.01	278,100	$47,117,326
_________________________
(1)    For the three months ended June 30, 2025, 278,100 shares of Class A Common Stock were repurchased for a total of $3.3 million, net of tax. As of June 30, 2025, an aggregate of 3,603,900 shares of Class A Common Stock were purchased for a total of $38.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
(2)    In March 2023, our Board of Directors approved a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is specific for 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. The program does not specify a maximum number of shares.

Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	July 29, 2025
Melissa Cougle	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)