Form 10-Q
period 2025-09-30
Ranger Energy Services, Inc.
filed 2025-11-10
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
(713) 935-8900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RNGR	New York Stock Exchange NYSE Texas, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 21,613,687 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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
•difficulties we may have managing the growth of our business, including through potential future acquisitions and mergers, and effectively financing and integrating any acquired businesses;
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
•liquidity and access to capital that could result in challenges and vulnerabilities associated with our ability to secure the necessary financial resources to support our operations, growth, and strategic initiatives;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$45.2	$40.9
Accounts receivable, net	74.1	68.4
Contract assets	15.7	16.7
Inventory	4.0	5.7
Prepaid expenses and other current assets	7.8	11.4
Assets held for sale	0.4	0.8
Total current assets	147.2	143.9

Property and equipment, net	214.9	224.3
Intangible assets, net	5.0	5.6
Operating leases, right-of-use assets	4.9	7.0
Other assets	0.8	0.8
Total assets	372.8	381.6

Liabilities and Stockholders' Equity
Accounts payable	$24.3	$27.2
Accrued expenses	25.5	28.2
Other financing liability, current portion	0.7	0.7
Short-term lease liability	8.5	8.7
Other current liabilities	0.7	0.4
Total current liabilities	59.7	65.2

Long-term lease liability	11.4	14.1
Other financing liability	9.8	10.3
Deferred tax liability	21.8	18.2
Other long-term liabilities	0.1	—
Total liabilities	102.8	107.8

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 26,435,100 shares issued and 21,611,872 shares outstanding as of September 30, 2025; 26,130,574 shares issued and 22,252,946 shares outstanding as of December 31, 2024	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Less: Class A Common Stock held in treasury at cost; 4,823,228 treasury shares as of September 30, 2025 and 3,877,628 treasury shares as of December 31, 2024	(50.2)	(38.6)
Retained earnings	47.2	42.2
Additional paid-in capital	272.7	269.9
Total stockholders' equity	270.0	273.8
Total liabilities and stockholders' equity	$372.8	$381.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
High Specification Rigs	$80.9	$86.7	$254.7	$249.1
Wireline Services	17.2	30.3	56.5	87.6
Processing Solutions and Ancillary Services	30.8	36.0	93.5	91.3
Total revenue	128.9	153.0	404.7	428.0

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	65.2	67.2	204.0	198.8
Wireline Services	18.6	27.6	59.6	84.4
Processing Solutions and Ancillary Services	25.3	27.2	75.9	72.8
Total cost of services	109.1	122.0	339.5	356.0
General and administrative	6.6	7.1	20.7	20.7
Depreciation and amortization	11.0	11.1	32.5	33.3
Impairment of assets	—	—	0.4	—
Gain on sale of assets	(0.4)	(0.1)	(0.6)	(1.7)
Total operating expenses	126.3	140.1	392.5	408.3

Operating income	2.6	12.9	12.2	19.7

Other income and expenses
Interest expense, net	0.4	0.7	1.0	2.1
Other income, net	(0.3)	—	(1.9)	—
Total other expenses (income), net	0.1	0.7	(0.9)	2.1

Income before income tax expense	2.5	12.2	13.1	17.6
Income tax expense	1.3	3.5	4.0	5.0
Net income	1.2	8.7	9.1	12.6

Income per common share
Basic	0.06	$0.39	$0.41	$0.56
Diluted	0.05	0.39	$0.40	$0.55
Weighted average common shares outstanding
Basic	21,769,012	22,241,847	22,208,218	22,608,796
Diluted	22,082,764	22,494,453	22,520,080	22,731,259
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	26,392,290	26,087,524	$0.3	$0.3	26,130,574	25,756,017	$0.3	$0.3
Issuance of shares under share-based compensation plans	43,372	44,387	—	—	438,846	527,717	—	—
Shares withheld for taxes on equity transactions	(562)	(9,071)	—	—	(134,320)	(160,894)	—	—
Balance, end of period	26,435,100	26,122,840	$0.3	$0.3	26,435,100	26,122,840	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(4,155,728)	(3,722,428)	$(41.9)	$(36.9)	(3,877,628)	(2,357,328)	$(38.6)	$(23.1)
Repurchase of Class A Common Stock	(667,500)	(155,200)	(8.3)	(1.7)	(945,600)	(1,520,300)	(11.6)	(15.5)
Balance, end of period	(4,823,228)	(3,877,628)	$(50.2)	$(38.6)	(4,823,228)	(3,877,628)	$(50.2)	$(38.6)

Retained Earnings
Balance, beginning of period			$47.3	$30.0			$42.2	$28.4
Net income			1.2	8.7			9.1	12.6
Dividends declared			(1.3)	(1.2)			(4.1)	(3.5)
Balance, end of period			$47.2	$37.5			$47.2	$37.5

Additional paid-in capital
Balance, beginning of period			$271.2	$267.1			$269.9	$266.2
Equity based compensation			1.6	1.4			4.8	4.0
Shares withheld for taxes for equity compensation			(0.1)	(0.1)			(2.0)	(1.8)
Balance, end of period			$272.7	$268.4			$272.7	$268.4

Total shareholders’ equity
Balance, beginning of period			$276.9	$260.5			$273.8	$271.8
Net income			1.2	8.7			9.1	12.6
Dividends declared			(1.3)	(1.2)			(4.1)	(3.5)
Equity based compensation			1.6	1.4			4.8	4.0
Shares withheld for taxes for equity compensation			(0.1)	(0.1)			(2.0)	(1.8)
Repurchase of Class A Common Stock			(8.3)	(1.7)			(11.6)	(15.5)
Balance, end of period			$270.0	$267.6			$270.0	$267.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$9.1	$12.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.5	33.3
Equity based compensation	4.9	4.2
Gain on sale of assets	(0.6)	(1.7)
Deferred income tax expense	3.6	4.7
Impairment of assets	0.4	—
Other expenses	2.0	0.6
Changes in operating assets and liabilities
Accounts receivable, net	(6.0)	3.3
Contract assets	1.0	(6.0)
Inventory	(0.1)	0.6
Prepaid expenses and other current assets	3.6	3.6
Other assets	1.7	1.4
Accounts payable	(2.9)	(1.5)
Accrued expenses	(2.6)	(2.5)
Other current liabilities	(1.8)	(1.9)
Other long-term liabilities	0.1	1.1
Net cash provided by operating activities	44.9	51.8

Cash Flows from Investing Activities
Purchase of property and equipment	(19.1)	(28.7)
Proceeds from disposal of property and equipment	1.6	1.5
Net cash used in investing activities	(17.5)	(27.2)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	0.3	25.3
Principal payments on Revolving Credit Facility	(0.3)	(25.3)
Principal payments on financing lease obligations	(5.1)	(4.2)
Principal payments on other financing liabilities	(0.5)	(0.5)
Dividends paid to Class A Common Stock shareholders	(4.1)	(3.4)
Shares withheld for equity compensation	(1.9)	(1.8)
Payments on Other Installment Purchases	—	(0.1)
Repurchase of Class A Common Stock	(11.5)	(15.5)
Net cash used in financing activities	(23.1)	(25.5)

Increase (decrease) in cash and cash equivalents	4.3	(0.9)
Cash and cash equivalents, Beginning of Period	40.9	15.7
Cash and cash equivalents, End of Period	45.2	$14.8

Supplemental Cash Flow Information
Interest paid	1.5	$1.4
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	0.1	$0.6
Additions to fixed assets through installment purchases and financing leases	(4.2)	$(5.0)
Additions to fixed assets through asset trades	(1.6)	$(4.4)
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
•Processing Solutions and Ancillary Services. Provides complementary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, plug and abandonment, logistics, coil tubing, and processing solutions.
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
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers.

Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
Note 3 — Correction of an Immaterial Error
During the three months ended September 30, 2025, the Company completed a full physical inventory count and obsolescence review for the Wireline Services segment. As a result of this review, the Company recorded the cumulative impacts of inventory adjustments totaling $1.6 million. In accordance with Financial Accounting Standards Board ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Because these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. The Company recognized the cumulative effect of the error on prior periods by recording during the three months ended and as of, September 30, 2025, (i) $1.6 million of cost of services in the Condensed Consolidated Statement of Operations to reflect the cumulative adjustments primarily related to obsolescence and write-off of inventory determined to have no net realizable value, and (ii) $1.6 million reduction of inventory in the Condensed Consolidated Balance Sheet. Management has implemented procedures to strengthen internal controls over inventory disposal tracking and reconciliation.
Note 4 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of September 30, 2025, the Company classified $0.4 million of idle high specification rigs within our broader rig portfolio as held for sale as they are being actively marketed, as compared to $0.6 million of land and buildings held for sale as of September 30, 2024.
For the nine months ended September 30, 2025 and 2024, the Company recognized a net gain on assets previously held in Property and equipment of $0.6 million and a net gain on assets previously held for sale of $1.7 million, respectively, which is shown on the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2025, the Company reclassified certain well service rigs with a carrying value of $0.3 million from Assets Held for Sale back to Property and Equipment, net, as the criteria for classification as held for sale under ASC 360-10-45-9 were no longer met. The Company believes these assets may have use in future operations and are no longer actively marketing them. Depreciation on the reclassified rigs resumed prospectively beginning in July 2025.
Note 5 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (years)	September 30, 2025	December 31, 2024
High specification rigs	15	$157.5	$150.2
Machinery and equipment	3 - 30	218.7	216.0
Vehicles	3 - 15	52.4	55.1
Other property and equipment	5 - 25	21.6	21.4
Property and equipment		450.2	442.7
Less: accumulated depreciation		(246.5)	(229.0)
Construction in progress		11.2	10.6
Property and equipment, net		$214.9	$224.3
Depreciation expense was $10.8 million and $10.9 million for the three months ended September 30, 2025 and 2024, respectively, and $31.9 million and $32.7 million for the nine months ended September 30, 2025 and 2024.

Note 6 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (years)	September 30, 2025	December 31, 2024
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(6.4)	(5.8)
Intangible assets, net		$5.0	$5.6
Amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $0.6 million and $0.6 million for the nine months ended September 30, 2025 and 2024. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Amount
2026	$0.7
2027	0.7
2028	0.5
2029	0.5
2030	0.5
Thereafter	2.1
Total	$5.0
Note 7 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2025	December 31, 2024
Accrued payables	$9.9	$7.7
Accrued compensation	10.9	15.6
Accrued taxes	1.4	2.2
Accrued insurance	3.3	2.7
Accrued expenses	$25.5	$28.2
Note 8 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2025 and 2024, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Short-term lease costs	$3.2	$3.5	$10.4	$9.6
Operating lease costs	$0.8	$0.8	$2.4	$2.4
Operating cash outflows from operating leases	$0.9	$0.8	$2.6	$2.4

Weighted average remaining lease term			1.5 years	2.9 years
Weighted average discount rate			8.1%	8.1%

As of September 30, 2025, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2026	$3.2
2027	2.5
2028	0.4
2029	0.1
Total future minimum lease payments	6.2
Less: amount representing interest	(0.5)
Present value of future minimum lease payments	5.7
Less: current portion of operating lease obligations	(2.9)
Long-term portion of operating lease obligations	$2.8
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
Certain of the Company’s customer agreements to construct and operate hybrid rigs (“ECHO Rigs”), contain an operating lease component under ASC 842, Leases. A contract is considered to contain a lease when (i) it specifies identified assets, (ii) the customer obtains substantially all of the economic benefits from those assets during the period of use, and (iii) the customer directs the use of the assets during the period of use. The Company has elected the lessor practical expedient to combine lease and non-lease components when (a) the revenue recognition pattern is the same and (b) the lease component, if accounted for separately, would be classified as an operating lease. When non-lease component is the predominant element, the combined component is accounted for under ASC 606, Revenue from Contracts with Customers.
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
Lease costs and other information related to finance leases for the three and nine months ended September 30, 2025 and 2024, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of finance leases	$1.7	$1.5	$5.1	$4.2
Interest on lease liabilities	$0.6	$0.6	$1.8	$1.7
Financing cash outflows from finance leases	$1.7	$1.6	$5.1	$4.2

Weighted average remaining lease term			2.0 years	2.2 years
Weighted average discount rate			6.5%	6.5%
As of September 30, 2025, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2026	$6.7
2027	5.7
2028	3.1
2029	0.7
Total future minimum lease payments	16.2
Less: amount representing interest and fees	(2.0)
Present value of future minimum lease payments	14.2
Less: current portion of finance lease obligations	(5.6)
Long-term portion of finance lease obligations	$8.6

Note 9 — Other Financing Liabilities
The Company has sale, lease-back agreements for land and certain other fixed assets with terms that vary from 18 months to 13 years. The sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.
As of September 30, 2025, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending September 30,	Total
2026	$0.7
2027	0.8
2028	0.8
2029	0.9
2030	0.9
Thereafter	6.4
Total future minimum lease payments	$10.5
Note 10 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (the “Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of September 30, 2025, which is applicable only under certain borrowing levels.
The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 2, 2025, the Letter of Credit established at loan origination was amended to increase the amount to $2.8 million. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal, which was subsequently adjusted in line with annual renewals. On September 19, 2025, the amount of the Letter of Credit was decreased to $0.7 million as part of incremental collateral requirements for the Company’s 2026 insurance renewal, with a new maturity date of September 19, 2026. The interest rate for this Letter of Credit was approximately 1.8% for the month ended September 30, 2025.
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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of September 30, 2025. The Company does have $3.5 million in Letters of Credit open under the facility, leaving a residual $71.5 million available for borrowings as of September 30, 2025. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.2% for the nine months ended September 30, 2025.

Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the nine months ended September 30, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Note 11 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
While the Company has historically granted RSAs, which generally vest in three equal annual installments following the year in which they were granted, during the nine months ended September 30, 2025, the Company did not grant any RSAs. As of September 30, 2025, there was an aggregate of $2.2 million of unrecognized expense related to RSAs issued, which is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Units
Beginning in 2025, the Company stopped issuing RSAs and began issuing RSUs to certain employees in lieu of RSAs. These employee RSUs generally vest in three equal annual installments, with the first installment occurring on March 14, 2026. In addition, the Company began granting RSUs in 2024 to certain non-employee directors, which vest on the first anniversary of the date of the grant. During the nine months ended September 30, 2025, the Company granted approximately 238,300 RSUs to employees with an approximated aggregate value of $4.1 million and 40,700 RSUs to non-employee directors with an aggregate value of $0.5 million. As of September 30, 2025, there was an aggregate of $3.7 million of unrecognized expense related to RSUs issued to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.2 years.
Certain non-employee directors may elect for a portion of their RSUs to settle in the form of restricted cash units (“RCUs”), which vest on the same schedule as the originally granted RSUs.
RCUs are cash-settled with the value of each vested RCU equal to the closing price per share of our Class A Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Class A Common Stock at the end of each reporting period. During the nine months ended September 30, 2025, the Company granted approximately 12,900 RCUs to non-employee directors. As of September 30, 2025, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
During the nine months ended September 30, 2025, the Company granted approximately 136,000 target shares of market-based performance stock units, of which 68,000 were granted at a relative grant date fair value of approximately $22.46 per share and 68,000 were granted at an absolute grant date fair value of approximately $18.24 per share.
Shares granted during the nine months ended September 30, 2025 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2027. As of September 30, 2025, there was an aggregate of $3.4 million of unrecognized compensation cost related to performance stock units, which is expected to be recognized over a weighted average period of 1.3 years.
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
During the nine months ended September 30, 2025, the Company repurchased 945,600 shares of the Company’s Class A Common Stock for a total of $11.6 million, net of tax on the open market. As of September 30, 2025, an aggregate of 4,271,400 shares of Class A Common Stock were purchased for a total of $46.4 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $38.9 million remained available under the share repurchase program.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid dividend distributions totaling $4.1 million for the nine months ended September 30, 2025.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
Note 12 — Risk Concentrations
Customer Concentrations
During the three months ended September 30, 2025, three customers accounted for approximately 27%, 24%, and 12%, respectively, of the Company’s consolidated revenues. These customers contributed 45% of the revenue for high specification rigs, 3% for wireline services, and 15% for processing solutions and ancillary services. During the nine months ended September 30, 2025, three customers accounted for approximately 28%, 21%, and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 45% of the revenue for high specification rigs, 3% for wireline services, and 15% for processing solutions and ancillary services. As of September 30, 2025, approximately 60% of the net accounts receivable balance, in aggregate, was due from these customers.
During the three and nine months ended September 30, 2024, three customers accounted for approximately 18%, 11% and 10%, respectively, of the Company’s consolidated revenues. For the three months ended September 30, 2024, these customers contributed 54% of the revenue for high specification rigs, 18% for wireline services, and 22% for processing solutions and ancillary services. During the nine months ended September 30, 2024, these customers contributed 51% of the revenue for high specification rigs, 13% for wireline services, and 24% for processing solutions and ancillary services. As of September 30, 2024, approximately 41% of the net accounts receivable balance, in aggregate, was due from these customers.
Note 13 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2025 and 2024 was 30.5% and 29.0%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
Other Tax Matters
Total income tax expense for the nine months ended September 30, 2025 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses.
The Company qualified for federal government assistance through employee retention credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. As previously reported, the Company filed amended tax returns with the Internal Revenue Service ("IRS") claiming a refund of certain payroll taxes from 2020 and 2021. As of September 30, 2025, the Company has received a portion of the total claim in cash payments and recognized this amount in Other income within the Consolidated Statement of Operations. The Company has not recognized any receivable for the remaining claimed amount and plans to record the impact of such claims in the period refunds are received.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2025, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2021 through 2024.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2025, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 14 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the shareholders and the weighted average number of shares outstanding during the period for each class of Common Stock. The numerator and denominator used to compute earnings per share were as follows (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$1.2	$8.7	$9.1	$12.6
Net income attributable to Class A Common Stock	$1.2	$8.7	$9.1	$12.6

Diluted:
Income attributable to Ranger Energy Services, Inc.	$1.2	$8.7	$9.1	$12.6
Net income attributable to Class A Common Stock	$1.2	$8.7	$9.1	$12.6

Weighted average shares (denominator):
Weighted average number of shares - basic	21,769,012	22,241,847	22,208,218	22,608,796
Effect of share-based awards	313,752	252,606	311,862	122,463
Weighted average number of shares - diluted	22,082,764	22,494,453	22,520,080	22,731,259

Basic income per share	$0.06	$0.39	$0.41	$0.56
Diluted income per share	$0.05	$0.39	$0.40	$0.55

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
Note 16 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services, or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, gain or loss on sale of assets, acquisition related costs, severance and reorganization costs, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM utilizes Adjusted EBITDA to allocate resources for each segment predominantly in the annual planning process and to monitor segment results compared to prior period, forecasted results, and the annual plan.
The reportable segments have been categorized based on services provided in each line of business. The tables below present the operating income (loss) measurement and Adjusted EBITDA, as the Company believes this is most consistent with the principles used in measuring the financial statements.
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
Processing Solutions and Ancillary Services.  Provides complementary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, plug and abandonment, and processing solutions.
Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments and other items similar in nature.
Certain segment information for the three and nine months ended September 30, 2025 and 2024 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2025
Revenue	$80.9	$17.2	$30.8	$—	$128.9
Employee expenses	41.4	8.1	11.6	4.2	65.3
Repair and maintenance	8.2	1.6	3.5	—	13.3
Other segment items*	15.6	8.9	10.2	2.4	37.1
Depreciation and amortization	5.7	2.8	2.1	0.4	11.0

Gain on sale of assets	—	—	—	(0.4)	(0.4)
Operating income (loss)	10.0	(4.2)	3.4	(6.6)	2.6
Interest expense, net	—	—	—	0.4	0.4
Income tax expense	—	—	—	1.3	1.3
Other income	—	—	—	(0.3)	(0.3)
Net income (loss)	$10.0	$(4.2)	$3.4	$(8.0)	$1.2

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	10.0	(4.2)	3.4	(8.0)	1.2
Interest expense, net	—	—	—	0.4	0.4
Income tax expense	—	—	—	1.3	1.3
Depreciation and amortization	5.7	2.8	2.1	0.4	11.0
EBITDA	15.7	(1.4)	5.5	(5.9)	13.9
Equity based compensation	—	—	—	1.6	1.6
Gain on sale of assets	—	—	—	(0.4)	(0.4)
Severance and reorganization costs	—	0.1	—	—	0.1
Acquisition related costs	—	0.1	—	—	0.1
Legal fees and settlements	—	—	—	0.2	0.2
Employee retention credit	—	—	—	(0.3)	(0.3)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$15.7	$0.4	$5.5	$(4.8)	$16.8

Capital expenditures	$4.3	$0.8	$1.9	$—	$7.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Nine Months Ended September 30, 2025
Revenue	$254.7	$56.5	$93.5	$—	$404.7
Employee expenses	131.3	27.1	35.3	13.2	206.9
Repair and maintenance	24.5	6.1	10.0	—	40.6
Other segment items*	48.2	26.4	30.6	7.5	112.7
Depreciation and amortization	16.7	8.1	6.4	1.3	32.5
Impairment of fixed assets	—	—	—	0.4	0.4
Gain on sale of assets	—	—	—	(0.6)	(0.6)
Operating income (loss)	34.0	(11.2)	11.2	(21.8)	12.2
Interest expense, net	—	—	—	1.0	1.0
Income tax expense	—	—	—	4.0	4.0
Other income	—	—	—	(1.9)	(1.9)
Net income (loss)	$34.0	$(11.2)	$11.2	$(24.9)	$9.1

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	34.0	(11.2)	11.2	(24.9)	9.1
Interest expense, net	—	—	—	1.0	1.0
Income tax expense	—	—	—	4.0	4.0
Depreciation and amortization	16.7	8.1	6.4	1.3	32.5
EBITDA	50.7	(3.1)	17.6	(18.6)	46.6
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	4.8	4.8
Gain on sale of assets	—	—	—	(0.6)	(0.6)
Severance and reorganization costs	—	0.7	—	0.1	0.8
Acquisition related costs	—	0.5	0.1	0.1	0.7
Legal fees and settlements	—	—	—	0.5	0.5
Employee retention credit	—	—	—	(1.9)	(1.9)

Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$50.7	$(0.3)	$17.7	$(15.2)	$52.9

Capital expenditures	$18.8	$0.8	$5.2	$—	$24.8
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

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2024
Revenue	$86.7	$30.3	$36.0	$—	$153.0
Employee expenses	43.3	12.4	12.1	4.7	72.5
Repair and maintenance	8.1	3.1	2.8	—	14.0
Other segment items*	15.8	12.1	12.3	2.4	42.6
Depreciation and amortization	5.7	2.7	2.2	0.5	11.1
Gain on sale of assets	—	—	—	(0.1)	(0.1)
Operating income (loss)	13.8	—	6.6	(7.5)	12.9
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	3.5	3.5
Net income (loss)	$13.8	$—	$6.6	$(11.7)	$8.7

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	13.8	—	6.6	(11.7)	8.7
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	3.5	3.5
Depreciation and amortization	5.7	2.7	2.2	0.5	11.1
EBITDA	19.5	2.7	8.8	(7.0)	24.0
Equity based compensation	—	—	—	1.4	1.4
Gain on sale of assets	—	—	—	(0.1)	(0.1)
Legal fees and settlements	(0.3)	—	—	0.1	(0.2)
Adjusted EBITDA	$19.2	$2.7	$8.8	$(5.6)	$25.1

Capital expenditures	$4.0	$1.6	$2.2	$—	$7.8

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Nine Months Ended September 30, 2024
Revenue	$249.1	$87.6	$91.3	$—	$428.0
Employee expenses	129.3	38.4	34.5	12.8	215.0
Repair and maintenance	22.6	8.8	7.8	—	39.2
Other segment items*	46.9	37.2	30.5	7.9	122.5
Depreciation and amortization	16.9	8.7	6.2	1.5	33.3
Gain on sale of assets	—	—	—	(1.7)	(1.7)
Operating income (loss)	33.4	(5.5)	12.3	(20.5)	19.7
Interest expense, net	—	—	—	2.1	2.1
Income tax expense	—	—	—	5.0	5.0
Net income (loss)	$33.4	$(5.5)	$12.3	$(27.6)	$12.6

Reconciliation of net income (loss) to Adjusted EBITDA:

Net income (loss)	33.4	(5.5)	12.3	(27.6)	12.6
Interest expense, net	—	—	—	2.1	2.1
Income tax expense	—	—	—	5.0	5.0
Depreciation and amortization	16.9	8.7	6.2	1.5	33.3
EBITDA	50.3	3.2	18.5	(19.0)	53.0
Equity based compensation	—	—	—	4.0	4.0
Gain on sale of assets	—	—	—	(1.7)	(1.7)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.3	—	—	0.1	0.4
Legal fees and settlements	0.2	—	—	0.1	0.3
Adjusted EBITDA	$51.5	$3.3	$18.6	$(16.4)	$57.0

Capital expenditures	$20.0	$3.9	$13.6	$—	$37.5
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

Note 17 — Subsequent Events
On November 7, 2025 (the “Acquisition Date”), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with American Well Holdings, LLC to acquire 100% of the ownership interests of American Well Intermediate Holdings, LLC, the sole owner of 100% of the ownership interests of American Well Services, LLC (the “AWS Acquisition”), which operates a fleet of high specification rigs and complimentary supporting equipment primarily within the Permian Basin. The estimated purchase price was approximately $90.5 million, subject to certain adjustments set forth in the Purchase Agreement, and includes $60.5 million in cash and 1,998,401 shares of Class A Common Stock. Pursuant to the Purchase Agreement, American Well Holdings, LLC will also be eligible to receive a $5 million contingent earnout payment based on the performance of the AWS Acquisition during the twelve months following the Acquisition Date. The cash portion was funded through borrowings under the Company’s Wells Fargo Revolving Credit Facility and available cash on hand. The results of operations for the acquisition will be included in the Company’s Condensed Consolidated Financial Statements from the Acquisition Date. The AWS Acquisition is expected to be accounted for as a business combination under the acquisition method in accordance with ASC 805. The initial accounting for the AWS Acquisition has not yet been completed.
On November 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable December 5, 2025 to common stockholders of record at the close of business on November 21, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
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
•Processing Solutions and Ancillary Services. Provides complementary services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services primarily include equipment rentals, coil tubing, plug and abandonment, and processing solutions.
•Other. Other represents costs not allocable to the reporting segments and includes corporate general and administrative expense and depreciation of corporate furniture and fixtures, amortization, impairments and other items similar in nature.
For additional financial information about our segments, please see “Item 1. Financial Information — Note 16 — Segment Reporting.”
Business Outlook
Market conditions across the oilfield services sector remained mixed during the third quarter of 2025. Our Wireline segment continues to face weakness in demand as completions activity declines and competition increases as a result of these reduced activity levels. The Energy Information Administration (“EIA”) notes in their Short Term Energy Outlook published in October that crude prices are expected to fall to approximately $62 per barrel in Q4 2025 and further toward $52 per barrel in 2026 as global supply growth outpaces demand and oil inventories build. The EIA also revised its 2025 forecast upward for U.S. crude production to 13.5 million barrels per day, reflecting stronger output in mid-2025. OPEC+ has signaled incremental production increases, including a 137,000 barrels per day raise beginning November 2025, contributing additional downward price pressure. Declining crude oil prices and their impacts to production levels are being closely monitored by the Company to mitigate their impacts on our financial performance.
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
The Company believes current geopolitical events will continue to have an impact on our industry, including the impact of the current administration’s ongoing tariff policies on broader macroeconomic growth and associated energy demand. We are also monitoring the supply side, particularly in light of OPEC+’s acceleration of production increases and the broader rollback of output cuts earlier in 2025. These developments could place additional pressure on global supply-demand balances and, in turn, affect domestic production levels, especially among smaller producers. Considering the rapidly evolving events and the interplay of supply and demand within the oil and gas sector, numerous factors could materially impact our operations. These events have already, and are likely to continue, influencing commodity prices, causing volatility that could have a material effect on our earnings, cash flows, and financial condition.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity‑based compensation, acquisition‑related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	September 30,		Variance
	2025	2024	$	%
Revenue
High specification rigs	$80.9	$86.7	$(5.8)	(7)%
Wireline services	17.2	30.3	(13.1)	(43)%
Processing solutions and ancillary services	30.8	36.0	(5.2)	(14)%
Total revenue	128.9	153.0	(24.1)	(16)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	65.2	67.2	(2.0)	(3)%
Wireline services	18.6	27.6	(9.0)	(33)%
Processing solutions and ancillary services	25.3	27.2	(1.9)	(7)%
Total cost of services	109.1	122.0	(12.9)	(11)%
General and administrative	6.6	7.1	(0.5)	(7)%
Depreciation and amortization	11.0	11.1	(0.1)	(1)%
Gain on sale of assets	(0.4)	(0.1)	(0.3)	300%
Total operating expenses	126.3	140.1	(13.8)	(10)%

Operating income	2.6	12.9	(10.3)	80%

Other income and expenses
Interest expense, net	0.4	0.7	(0.3)	(43)%
Other income, net	(0.3)	—	(0.3)	100%
Total other expenses (income), net	0.1	0.7	(0.6)	(86)%

Income before income tax expense	2.5	12.2	(9.7)	80%
Income tax expense	1.3	3.5	(2.2)	(63)%
Net income	$1.2	$8.7	$(7.5)	(86)%
Revenue. Revenue for the three months ended September 30, 2025 decreased $24.1 million, or 16%, to $128.9 million from $153.0 million for the three months ended September 30, 2024. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended September 30, 2025 decreased $5.8 million, or 7%, to $80.9 million from $86.7 million for the three months ended September 30, 2024. The revenue decrease is attributable to slightly decreased pricing and the average revenue per rig hour decreasing 2% to $727 for the three months ended September 30, 2025 from $741 for the three months ended September 30, 2024, coupled by a corresponding decrease in total rig hours to 111,200 hours for the three months ended September 30, 2025 from 116,900 hours reported for three months ended September 30, 2024.
Wireline Services. Wireline Services revenue for the three months ended September 30, 2025 decreased $13.1 million, or 43%, to $17.2 million from $30.3 million for the three months ended September 30, 2024. The decreased revenue was primarily attributable to a decrease in demand as completion services revenue decreased by $4.0 million, where there was a 28% decrease in completed stage counts to 1,800 for the three months ended September 30, 2025 from 2,500 for the three months ended September 30, 2024. This is coupled by a decrease in production and pump down services revenue by $5.1 million and $4.0 million, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended September 30, 2025 decreased $5.2 million, or 14%, to $30.8 million from $36.0 million for the three months ended September 30, 2024. The decrease in revenue is primarily attributable to decreases in revenue within coil tubing, snubbing, and logistics services by $2.7 million, $0.7 million, and $0.6 million, respectively. This was coupled by a decrease in plugging and abandonment services by $2.1 million, as operators scaled back non-essential spending in response to lower crude prices and completed in flight programs. Our Torrent gas processing business has continued to grow resulting in revenues of $3.2 million for the three months ended September 30, 2025, compared to $2.5 million in the three months ended September 30, 2024, an increase of $0.7 million.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended September 30, 2025 decreased $12.9 million, or 11%, to $109.1 million from $122.0 million for the three months ended September 30, 2024. As a percentage of revenue, cost of services was 85% and 84% for the three months ended September 30, 2025 and 2024, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended September 30, 2025 decreased $2.0 million, or 3%, to $65.2 million from $67.2 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in variable expenses, notably employee-related labor costs and fuel costs of $1.7 million and $0.5 million, respectively. As a percentage of High Specification Rigs revenue, cost of services was 81% for the three months ended September 30, 2025, an increase from 78% for the three months ended September 30, 2024.
Wireline Services. Wireline Services cost of services for the three months ended September 30, 2025 decreased $9.0 million, or 33%, to $18.6 million from $27.6 million for the three months ended September 30, 2024. The decrease in wireline services cost of sales was primarily attributable to reductions in production, pump down, and completion services costs of $3.9 million, $2.6 million, and $2.5 million respectively. As a percentage of Wireline Services revenue, cost of services increased from 91% for the three months ended September 30, 2024 to 108% for the three months ended September 30, 2025 primarily due to declining operating leverage from lower activity levels. In addition, cost of services for the three months ended September 30, 2025 includes approximately $1.6 million of inventory adjustments identified during a comprehensive physical count and obsolescence review. The impact of these inventory adjustments is non-recurring in nature.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended September 30, 2025 decreased $1.9 million, or 7%, to $25.3 million from $27.2 million for the three months ended September 30, 2024. The decrease was primarily attributable to decreased fuel costs, employee-related labor costs, and travel costs which accounted for $0.8 million, $0.4 million, and $0.4 million, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services increased from 76% for the three months ended September 30, 2024 to 82% for the three months ended September 30, 2025.
General & Administrative. General and administrative expenses for the three months ended September 30, 2025 decreased $0.5 million, or 7%, to $6.6 million from $7.1 million for the three months ended September 30, 2024.
Depreciation and Amortization. Depreciation and amortization remained relatively flat; the three months ended September 30, 2025 decreased $0.1 million, or 1%, to $11.0 million from $11.1 million for the three months ended September 30, 2024.
Interest Expense, net. Interest expense, net decreased from $0.7 million for the three months ended September 30, 2024 to $0.4 million for the three months ended September 30, 2025. The changes in interest expense, net was attributable to higher interest income recognized on non-recurring items during 2025.
Income Tax Expense. Income tax expense for the three months ended September 30, 2025 decreased $2.2 million, or 63%, to $1.3 million compared to $3.5 million for three months ended September 30, 2024. The decrease in tax expense resulted from a decrease in profit before tax when compared to the prior period.
Net Income. Net income for the three months ended September 30, 2025 decreased $7.5 million, or 86%, to $1.2 million from $8.7 million for the three months ended September 30, 2024. The decrease in net income was driven by continued reduced operating income from activity declines in the Wireline segment.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
Revenue
High specification rigs	$254.7	$249.1	$5.6	2%
Wireline services	56.5	87.6	(31.1)	(36)%
Processing solutions and ancillary services	93.5	91.3	2.2	2%
Total revenue	404.7	428.0	(23.3)	(5)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	204.0	198.8	5.2	3%
Wireline services	59.6	84.4	(24.8)	(29)%
Processing solutions and ancillary services	75.9	72.8	3.1	4%
Total cost of services	339.5	356.0	(16.5)	(5)%
General and administrative	20.7	20.7	—	—%
Depreciation and amortization	32.5	33.3	(0.8)	(2)%
Impairment of assets	0.4	—	0.4	100%
Gain on sale of assets	(0.6)	(1.7)	1.1	65%
Total operating expenses	392.5	408.3	(15.8)	(4)%

Operating income	12.2	19.7	(7.5)	(38)%

Other income and expenses
Interest expense, net	1.0	2.1	(1.1)	(52)%
Other income, net	(1.9)	—	(1.9)	100%
Total other expenses (income), net	(0.9)	2.1	(3.0)	(143)%

Income before income tax expense	13.1	17.6	(4.5)	(26)%
Income tax expense	4.0	5.0	(1.0)	(20)%
Net income	$9.1	$12.6	$(3.5)	(28)%
Revenue. Revenue for the nine months ended September 30, 2025 decreased $23.3 million, or 5%, to $404.7 million from $428.0 million for the nine months ended September 30, 2024. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue for the nine months ended September 30, 2025 increased $5.6 million, or 2%, to $254.7 million from $249.1 million for the nine months ended September 30, 2024. The increase in revenue included an increase in the average revenue per rig hour by 1% to $741 from $730 for the nine months ended September 30, 2024, coupled with a 1% increase in total rig hours to 343,900 for the nine months ended September 30, 2025 from 341,000 for the nine months ended September 30, 2024.
Wireline Services. Wireline Services revenue for the nine months ended September 30, 2025 decreased $31.1 million, or 36%, to $56.5 million from $87.6 million for the nine months ended September 30, 2024. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $13.9 million illustrated by a 25% decrease in completed stage counts to 5,700 for the nine months ended September 30, 2025 from 7,600 for the nine months ended September 30, 2024. This decrease in completion services revenue and stage count is indicative of lower operational activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline production associated services and pump down revenues decreased year over year by $9.2 million and $8.1 million, respectively, due to the more extreme weather conditions in 2025 and additional competitive dynamics across basins.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the nine months ended September 30, 2025 increased $2.2 million, or 2%, to $93.5 million from $91.3 million for the nine months ended September 30, 2024. The increase in processing solutions and ancillary services revenue is attributable to increasing activity in our rentals and coil tubing service lines of $7.0 million and $1.7 million, respectively. Our Torrent gas processing business has continued to grow resulting in revenues of $11.4 million for the nine months ended September 30, 2025, compared to $5.1 million in the nine months ended September 30, 2024, an increase of $6.3 million. This was offset by a decrease in plugging and abandonment services by $4.3 million, as operators scaled back non-essential spending in response to lower crude prices and completed in flight programs.
Cost of services (exclusive of depreciation and amortization). Cost of services for the nine months ended September 30, 2025 decreased $16.5 million, or 5%, to $339.5 million from $356.0 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of services was 84% and 83% for the nine months ended September 30, 2025 and 2024, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services for the nine months ended September 30, 2025 increased $5.2 million, or 3%, to $204.0 million from $198.8 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in variable expenses, most significant of which is employee-related labor costs, repair and maintenance, and travel accounting for $2.6 million, $1.7 million and $1.0 million, respectively. As a percentage of High Specification Rigs Services revenue, cost of services remained stable at 80% for both the nine months ended September 30, 2024 and the nine months ended September 30, 2025.
Wireline Services. Wireline Services cost of services for the nine months ended September 30, 2025 decreased $24.8 million, or 29%, to $59.6 million from $84.4 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease in costs from the completion services lines by approximately $13.5 million as the Company reorganized this service line beginning in the second half of the prior year to accommodate lower operation activity and focus on more profitable service lines. As a percentage of Wireline Services revenue, cost of services increased from 96% for the nine months ended September 30, 2024 to 105% for the nine months ended September 30, 2025 primarily due to declining operating leverage due to lower activity levels. In addition, cost of services for the nine months ended September 30, 2025 includes approximately $1.6 million of inventory adjustments identified during a comprehensive physical count and obsolescence review. The impact of these inventory adjustments is non-recurring in nature.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the nine months ended September 30, 2025 increased $3.1 million, or 4%, to $75.9 million from $72.8 million for the nine months ended September 30, 2024. The increase was primarily attributable to increased repair and maintenance and employee labor which amounted to $2.2 million and $1.3 million, respectively. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services remained relatively stable from 80% for the nine months ended September 30, 2024 to 81% for the nine months ended September 30, 2025.
General & Administrative. General and administrative expenses remained flat at $20.7 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2025 decreased $0.8 million, or 2%, to $32.5 million from $33.3 million for the nine months ended September 30, 2024. The decrease was attributable to capital expenditures with longer useful lives added during the latter half of 2024 into 2025.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2025 decreased $1.1 million, or 52%, to $1.0 million from $2.1 million for the nine months ended September 30, 2024. The changes in interest expense, net was attributable to higher interest income recognized on non-recurring items during 2025.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2025 decreased $1.0 million, or 20%, to $4.0 million from $5.0 million for the nine months ended September 30, 2024. The decrease in tax expense resulted from a decrease in profit before tax when compared to the prior period.
Net Income. Net income for the nine months ended September 30, 2025 decreased $3.5 million, or 28%, to $9.1 million from $12.6 million for the nine months ended September 30, 2024. The decrease in net income was primarily driven by continued reduced operating income from activity declines in the Wireline segment.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.

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

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2025
Net income (loss)	$10.0	$(4.2)	$3.4	$(8.0)	$1.2
Interest expense, net	—	—	—	0.4	0.4
Income tax expense	—	—	—	1.3	1.3
Depreciation and amortization	5.7	2.8	2.1	0.4	11.0
EBITDA	15.7	(1.4)	5.5	(5.9)	13.9
Equity based compensation	—	—	—	1.6	1.6
Gain on sale of assets	—	—	—	(0.4)	(0.4)
Severance and reorganization costs	—	0.1	—	—	0.1
Acquisition related costs	—	0.1	—	—	0.1
Legal fees and settlements	—	—	—	0.2	0.2
Employee retention credit	—	—	—	(0.3)	(0.3)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$15.7	$0.4	$5.5	$(4.8)	$16.8

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2024
Net income (loss)	$13.8	$—	$6.6	$(11.7)	$8.7
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	3.5	3.5
Depreciation and amortization	5.7	2.7	2.2	0.5	11.1
EBITDA	19.5	2.7	8.8	(7.0)	24.0
Equity based compensation	—	—	—	1.4	1.4
Gain on sale of assets	—	—	—	(0.1)	(0.1)
Legal fees and settlements	(0.3)	—	—	0.1	(0.2)
Adjusted EBITDA	$19.2	$2.7	$8.8	$(5.6)	$25.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(3.8)	$(4.2)	$(3.2)	$3.7	$(7.5)
Interest expense, net	—	—	—	(0.3)	(0.3)
Income tax expense	—	—	—	(2.2)	(2.2)
Depreciation and amortization	—	0.1	(0.1)	(0.1)	(0.1)
EBITDA	(3.8)	(4.1)	(3.3)	1.1	(10.1)
Equity based compensation	—	—	—	0.2	0.2
Gain on sale of assets	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	—	0.1	—	—	0.1
Acquisition related costs	—	0.1	—	—	0.1
Legal fees and settlements	0.3	—	—	0.1	0.4
Employee retention credit	—	—	—	(0.3)	(0.3)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$(3.5)	$(2.3)	$(3.3)	$0.8	$(8.3)
Adjusted EBITDA for the three months ended September 30, 2025 decreased $8.3 million to $16.8 million from $25.1 million for the three months ended September 30, 2024. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2025 decreased $3.5 million to $15.7 million from $19.2 million for the three months ended September 30, 2024, due to a decline in revenue of $5.8 million, partially offset by a corresponding decrease in cost of services of $2.0 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended September 30, 2025 decreased $2.3 million to $0.4 million from $2.7 million for the three months ended September 30, 2024, due to a decline in revenue of $13.1 million, partially offset by a corresponding decrease in cost of services of $9.0 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended September 30, 2025 decreased $3.3 million to $5.5 million from $8.8 million for the three months ended September 30, 2024, due to a decline in revenue of $5.2 million, partially offset by a corresponding decrease in cost of services of $1.9 million.
Other. Other Adjusted EBITDA three months ended September 30, 2025 improved $0.8 million to a loss of $4.8 million from a loss of $5.6 million for the three months ended September 30, 2024. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 15—Segment Reporting” and “—Results of Operations” for further details (in millions).

		High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	TA	Nine Months Ended September 30, 2025
Net income (loss)		$34.0	$(11.2)	$11.2	$(24.9)	$9.1
Interest expense, net		—	—	—	1.0	1.0
Income tax expense		—	—	—	4.0	4.0
Depreciation and amortization		16.7	8.1	6.4	1.3	32.5
EBITDA		50.7	(3.1)	17.6	(18.6)	46.6
Impairment of assets		—	—	—	0.4	0.4
Equity based compensation		—	—	—	4.8	4.8
Gain on sale of assets		—	—	—	(0.6)	(0.6)
Severance and reorganization costs		—	0.7	—	0.1	0.8
Acquisition related costs		—	0.5	0.1	0.1	0.7
Legal fees and settlements		—	—	—	0.5	0.5
Employee retention credit		—	—	—	(1.9)	(1.9)
Inventory adjustment		—	1.6	—	—	1.6
Adjusted EBITDA		$50.7	$(0.3)	$17.7	$(15.2)	$52.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Nine Months Ended September 30, 2024
Net income (loss)	$33.4	$(5.5)	$12.3	$(27.6)	$12.6
Interest expense, net	—	—	—	2.1	2.1
Income tax expense	—	—	—	5.0	5.0
Depreciation and amortization	16.9	8.7	6.2	1.5	33.3
EBITDA	50.3	3.2	18.5	(19.0)	53.0
Equity based compensation	—	—	—	4.0	4.0
Gain on sale of assets	—	—	—	(1.7)	(1.7)
Severance and reorganization costs	0.7	0.1	0.1	0.1	1.0
Acquisition related costs	0.3	—	—	0.1	0.4
Legal fees and settlements	0.2	—	—	0.1	0.3
Adjusted EBITDA	$51.5	$3.3	$18.6	$(16.4)	$57.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$0.6	$(5.7)	$(1.1)	$2.7	$(3.5)
Interest expense, net	—	—	—	(1.1)	(1.1)
Income tax expense	—	—	—	(1.0)	(1.0)
Depreciation and amortization	(0.2)	(0.6)	0.2	(0.2)	(0.8)
EBITDA	0.4	(6.3)	(0.9)	0.4	(6.4)
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	0.8	0.8
Gain on sale of assets	—	—	—	1.1	1.1
Severance and reorganization costs	(0.7)	0.6	(0.1)	—	(0.2)
Acquisition related costs	(0.3)	0.5	0.1	—	0.3
Legal fees and settlements	(0.2)	—	—	0.4	0.2
Employee retention credit	—	—	—	(1.9)	(1.9)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$(0.8)	$(3.6)	$(0.9)	$1.2	$(4.1)
Adjusted EBITDA for the nine months ended September 30, 2025 decreased $4.1 million to $52.9 million from $57.0 million for the nine months ended September 30, 2024. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2025 decreased $0.8 million to $50.7 million from $51.5 million for the nine months ended September 30, 2024, due to an increase in cost of services of $5.2 million, partially offset by a corresponding increase in revenue of $5.6 million.
Wireline Services. Wireline Services Adjusted EBITDA for the nine months ended September 30, 2025 decreased $3.6 million to a loss of $0.3 million from $3.3 million for the nine months ended September 30, 2024, primarily due to significant decreases in operating activity within the completions service line year over year.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the nine months ended September 30, 2025 decreased $0.9 million to $17.7 million from $18.6 million for the nine months ended September 30, 2024, primarily due to an increase in cost of services of $3.1 million, partially offset by a corresponding increase in revenue of $2.2 million.
Other. Other Adjusted EBITDA for the nine months ended September 30, 2025 improved $1.2 million to a loss of $15.2 million from a loss of $16.4 million for the nine months ended September 30, 2024. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of September 30, 2025, we had total liquidity of $116.7 million, consisting of $45.2 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $71.5 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, net of $3.5 million of Letters of Credit open under the facility. This compares to the Company’s available borrowing capacity under the Wells Fargo Revolving Credit Facility of $71.3 million as of September 30, 2024 and $71.2 million as of December 31, 2024. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. Based upon current levels of operations and anticipated growth, we expect that cash generated from operations, combined with borrowings under our credit facilities, including our Wells Fargo Revolving Credit Facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in millions)
Net cash provided by operating activities	$44.9	$51.8	$(6.9)	(13)%
Net cash used in investing activities	(17.5)	(27.2)	9.7	36%
Net cash used in financing activities	(23.1)	(25.5)	2.4	9%
Net change in cash	$4.3	$(0.9)	$5.2	578%
Operating Activities
Net cash from operating activities decreased $6.9 million to $44.9 million for nine months ended September 30, 2025 compared to $51.8 million for the nine months ended September 30, 2024. The change was primarily driven by a $4.4 million decrease in cash generated from working capital, which was a cash outflow of $8.8 million for the nine months ended September 30, 2025, compared to $4.4 million for the nine months ended September 30, 2024, primarily due to lower collections activity in recent quarters.
Investing Activities
Net cash used in investing activities decreased $9.7 million to $17.5 million for nine months ended September 30, 2025 compared to $27.2 million for the nine months ended September 30, 2024. The change in cash flows from investing activities is largely attributable to decreases in fixed asset additions relative to those that occurred during the nine months ended September 30, 2024.
Financing Activities
Net cash used in financing activities decreased $2.4 million to $23.1 million for nine months ended September 30, 2025 compared to $25.5 million for the nine months ended September 30, 2024. In 2024, the Company repurchased $15.5 million of the Company’s Class A Common Stock on the open market, relative to $11.5 million for 2025. (see Item 1. Financial Information— Note 11 — Equity).
Supplemental Disclosures
During the nine months ended September 30, 2025, the Company added fixed assets of $4.1 million and $1.6 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, increased to $87.5 million as of September 30, 2025, compared to $78.7 million as of December 31, 2024.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (the “Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of September 30, 2025, which is applicable only under certain borrowing levels.
The Company has up to $5 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. At loan origination, the Company had a Letter of Credit in the amount of $1.6 million, to be utilized for working capital and general corporate purposes, as needed. On September 2, 2025, the Letter of Credit established at loan origination was amended to increase the amount to $2.8 million. On September 25, 2023, the Company entered into an agreement with Wells Fargo Bank, N.A. which designated an additional Letter of Credit in the amount of $1.6 million as part of incremental collateral requirements for the Company’s 2024 insurance renewal, which was subsequently adjusted in line with annual renewals. On September 19, 2025, the amount of the Letter of Credit was decreased to $0.7 million as part of incremental collateral requirements for the Company’s 2026 insurance renewal, with a new maturity date of September 19, 2026. The interest rate for this Letter of Credit was approximately 1.8% for the month ended September 30, 2025.

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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of September 30, 2025. The Company does have $3.5 million in Letters of Credit open under the facility, leaving a residual $71.5 million available for borrowings as of September 30, 2025. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 6.2% for the nine months ended September 30, 2025.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the three months ended September 30, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that can be utilized for up to 36 months. On March 4, 2024, the Company announced that its Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the nine months ended September 30, 2025, the Company repurchased 945,600 shares of the Company’s Class A Common Stock for a total of $11.6 million, net of tax on the open market. As of September 30, 2025, an aggregate of 4,271,400 shares of Class A Common Stock were purchased for a total of $46.4 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $38.9 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid dividend distributions totaling $4.1 million to shareholders for the nine months ended September 30, 2025.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
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

Given the continuing conflict globally, there are many unknown factors and events that could materially impact our operations. These events have and continue to impact commodity prices, which could have a material effect on our earnings, cash flows, and financial condition. In the short-term, commodity price fluctuations are highly uncertain. Actual price outcomes will be dependent on the degree to which the existing U.S. administration’s tariff policy impacts broader macroeconomic growth and associated energy demand. We are also monitoring the supply side, particularly in light of OPEC+ recently signaled incremental production increases. This development could place additional pressure on global supply-demand balances and, in turn, affect domestic production levels, especially among smaller producers. Considering the rapidly evolving events and the interplay of supply and demand within oil and gas commodities sector, numerous unknown factors could materially impact our operations. These factors could have a material impact on our operations, earnings, cash flows, and financial condition. We continue to monitor evolving conditions closely and remain focused on operational flexibility and cost discipline to navigate the current environment.
Interest Rate Risk
We are exposed to interest rate risk as a result of borrowings associated with our Wells Fargo Revolving Credit Facility and Financing Agreement to fund operations. As of September 30, 2025, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge out interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of September 30, 2025, the top three trade receivable balances represented approximately 33%, 20%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 44%, 20%, and 9%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 29%, 16%, and 9%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 22%, 21%, and 16%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2025 - July 31, 2025	471,500	$12.00	471,500	$41,460,063
August 1, 2025 - August 31, 2025	191,000	12.93	191,000	38,991,169
September 1, 2025 - September 30, 2025	5,562	14.19	5,000	38,919,880
Total	668,062	$12.28	667,500	$38,919,880
_________________________
(1)    Total number of shares repurchased during the third quarter of 2025 consists of 562 shares of Class A Common Stock, at an average price paid per share of $13.55, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 667,500 shares of Class A Common Stock, at an average price paid per share of $12.28, repurchased pursuant to the repurchase program authorized by the Board of Directors.
(2)    For the three months ended September 30, 2025, 667,500 shares of Class A Common Stock were repurchased for a total of $8.3 million, net of tax. As of September 30, 2025, an aggregate of 4,271,400 shares of Class A Common Stock were purchased for a total of $46.4 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
(3)    In March 2023, our Board of Directors approved a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is specific for 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. The program does not specify a maximum number of shares.

Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	Form of Restricted Stock Unit Agreement for Directors under the Amended and Restated Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan (2025)
10.2*	Form of Ranger Energy Services, Inc. Executive Severance Plan effective July 24, 2025
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

*    Filed as an exhibit to this Quarterly Report on Form 10-Q.
**    Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Melissa Cougle	November 10, 2025
Melissa Cougle	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)