Form 10-K
period 2025-12-31
Ranger Energy Services, Inc.
filed 2026-03-05
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the Class A Common Stock of Ranger Energy Services, Inc. held by non-affiliates of the Registrant was $244.2 million, based on the closing market price as reported on the New York Stock Exchange of $11.94. As of February 28, 2026, the Registrant had 23,550,288 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We caution you that these forward‑looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks could materially and adversely affect our financial condition, results of operations and prospects, and include, but are not limited to, the following, together with the risks described under “Part I, Item 1A. Risk Factors” in this Annual Report:
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
•challenges associated with integrating acquired or merged entities, and risks that the expected benefits from acquisitions (including expected synergies) are not realized;
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
•risks arising from climate change, and increased attention and proposed and future requirements relating to sustainability matters and conservation measures may adversely impact our or our customers’ businesses;
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
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, coil tubing, mixing plants and chemicals, tubing and inspection, transportation, and processing solutions.
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
During 2025, the Company acquired American Well Intermediate Holdings, LLC (“AWS Intermediate”), which is the sole owner of 100% of American Well Services, LLC (“American Well Services,” and together with AWS Intermediate, “AWS”), which operates a fleet of high specification rigs and complementary supporting equipment primarily within the Permian Basin. In January 2026, AWS Intermediate was renamed Ranger AWS Intermediate Holdings, LLC and American Well Services was renamed Ranger AWS, LLC. The operations of AWS have been integrated into the Company’s existing High Specification Rigs and Processing Solutions and Ancillary Services segments.
The following provides additional detail on our reportable segments and the business lines within each segment.
High Specification Rigs
Our High Specification Rig segment provides high specification well and complementary equipment and services to facilitate operations throughout the lifecycle of a well. We provide services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and require technically and operationally advanced services. Our high specification well service rigs are designed to support U.S. horizontal well demands.
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
Rigs
We have a fleet of 431 well service rigs as of December 31, 2025, which includes 41 rigs acquired as part of the AWS acquisition in the fourth quarter of 2025. Of the total fleet, 193 rigs are active and marketable; 182 rigs are available for reactivation; 20 rigs are classified as assets held for sale; and 36 rigs are identified as retirement candidates recorded at scrap value that do not meet the criteria to be classified as asset held for sale.

We believe our active and marketable rig fleet is among the newest and most advanced in the industry. High specification rigs are generally considered to be rigs with higher operating horsepower (“HP”) (450 HP or greater) and/or taller mast heights (102 feet or higher) than traditional well servicing rigs(1).

Rig Classification(2)	Number of Rigs
Mast Height >102' or Operating HP >450	363
Mast Height <102' and Operating HP <450	12
Rigs classified as assets held for sale	20
Retirement rigs candidates at scrap value	36
Total Rigs	431
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
Wireline Units
We have a fleet of 65 wireline trucks as of December 31, 2025 that includes both single and dual drum units running a variety of line types in cased hole operations and 29 high-pressure pump trucks that are utilized in our wireline services. Our wireline services utilize high-pressure pump trucks to pump fracturing plugs and perforating guns into extended reach horizontal wells for pump down perforating completion purposes.
Our wireline fleet assets are utilized both within our wireline services segment as well as our processing solutions and ancillary services segment in support of our plug and abandonment service line.
Gas Processing and Other Assets
As part of our gas processing operations in support of field level recapture and power generation, we manage a group of 30 mechanical refrigeration units, 60 gas coolers and 13 generators as of December 31, 2025.
Vehicles
Our business relies on a fleet of light and medium duty trucks and vehicles that assist our crews in operations activities across all segments. As of December 31, 2025 we had a total of approximately 1,500 trucks and vehicles either owned or under finance lease in our fleet.
Other
We incur general corporate and administrative costs that are not attributable to any of the operating segments or business lines, which are reported as Other.  For further information regarding the results of operations for each segment, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Competition
We provide services in various geographic regions across the U.S., which are highly competitive. Our competitors include many large and small oilfield service providers. Our largest competitors in the current market include RPC, Inc., ProPetro Holding Corp., Select Water Solutions, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Innovex International, Inc., Solaris Energy Infrastructure, Inc., Nine Energy Service, Inc., DMC Global, Inc., Core Laboratories, Inc., Drilling Tools International Corporation, Forum Energy Technologies, Inc., NPK International, Inc., Smart Sand, Inc., and Tetra Technologies, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers that are not publicly traded.
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
Significant Customers
During the year ended December 31, 2025, three customers accounted for approximately 30%, 18%, and 11%, respectively, of our consolidated revenue. During the year ended December 31, 2024, four customers accounted for approximately 22%, 13%, 13% and 11%, respectively, of our consolidated revenue. For the years ended December 31, 2025 and 2024, our top five revenue-generating customers represented approximately 73% and 65% of our consolidated revenue, respectively. No other customers represented more than 10% of our consolidated revenue for each of the years ended December 31, 2025 and 2024. We have a diverse portfolio of customers which included approximately 180 distinct customers that we served during 2025.
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
Human Capital
We combine our services offerings with a highly skilled and experienced workforce, enabling us to consistently deliver exceptional service while maintaining high health, safety and environmental standards. We invest in attracting, developing and retaining talented personnel and believe we have good relationships with our employees. Our personnel are dedicated to redefining services for our customers, driving new thinking, raising standards and rising to challenges. We believe that our efficient operational performance, executed at a high level of integrity, strong safety record and low leverage provides a competitive advantage. As of December 31, 2025, we had approximately 2,300 full-time employees and we hire independent contractors on an as-needed basis. We are not a party to collective bargaining agreements, nor do we have any unionized labor.
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
Water Discharges and Discharges into Belowground Formations
The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the U.S.. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There has been substantial uncertainty regarding the scope of regulated waters in recent years, and any expansion in this scope could result in increased costs or timeframes to complete activities. The CWA and analogous state laws also may impose substantial civil and criminal penalties for noncompliance, including spills and other non-authorized discharges.
The Oil Pollution Act of 1990 (“OPA”) sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including E&P facilities that may affect waters of the U.S. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare facility response plans (“FRP”) for responding to a worst-case discharge of oil into waters of the U.S..
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
In recent years, the EPA has finalized regulations intended to reduce methane and other emissions from certain oil and natural gas facilities, including requirements related to emissions monitoring and control technologies. While these requirements generally apply directly to oil and natural gas operators rather than oilfield service providers, compliance obligations imposed on our customers could increase their operating costs or affect drilling and completion activity, which could in turn reduce demand for our services.

Future revisions to the CAA or analogous state laws, including more stringent New Source Performance Standards or other emissions requirements, could require additional capital expenditures, operational changes or increased costs for us and our customers. Our business could be materially affected if these or other similar requirements increase the cost of doing business for us and our customers, or reduce the demand for the oil and natural gas our customers produce, and thus have an adverse effect on the demand for our services.
Climate Change
Climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHG”) as well as to restrict or eliminate future emissions. As a result, our operations, as well as the operations of our oil and natural gas E&P customers, are subject to regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and the emission of GHG.
At the federal level, the EPA has finalized regulations intended to reduce methane emissions from certain oil and natural gas facilities. In addition, pursuant to the Inflation Reduction Act of 2022, a methane emissions fee is being implemented for certain oil and natural gas facilities that exceed specified emissions thresholds. These requirements generally apply to oil and natural gas operators rather than to oilfield service providers; however, increased regulatory compliance costs, monitoring requirements or fees imposed on our customers could reduce drilling and completion activity or otherwise decrease demand for our services.
Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, emissions reduction targets and related disclosure requirements. International developments focused on restricting GHG emissions include efforts under the United Nations Framework Convention on Climate Change, including implementation of the Paris Agreement. Caps or fees on carbon emissions, including in the United States, have been and may continue to be established, and the cost of such caps or fees could disproportionately affect the fossil fuel sector. The implementation of these initiatives or other existing or future regulatory mandates may adversely affect demand for our services, require us or our customers to reduce GHG emissions, or impose taxes or fees on us or our customers, any of which could have a material adverse effect on our operations and results.
Litigation risks are also evolving, as various governmental entities and private parties have sought to bring suit against certain oil and natural gas companies in state or federal court alleging, among other things, that such companies contributed to climate change-related harms or failed to adequately disclose climate-related risks. While we are not currently a party to such litigation, similar claims could be asserted in the future.
There are also increasing financial risks for companies in the fossil fuel sector. Certain investors and financial institutions have adopted policies that seek to limit or condition investment in fossil fuel-related businesses or require enhanced environmental, social and governance disclosures. These practices could increase our cost of capital or limit access to financing and could result in the restriction, delay or cancellation of drilling or development activities by our customers.
In 2024, the Securities and Exchange Commission (the “SEC”) adopted final rules relating to climate-related disclosures; however, the rules are currently stayed pending judicial review. The ultimate scope, timing and applicability of any final requirements, including the extent to which such requirements would apply to smaller reporting companies such as us, remain uncertain. If implemented and applicable to us, such rules could result in additional legal, accounting and compliance costs.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas could increase compliance costs, reduce demand for oil and natural gas, and reduce demand for our services. Political, litigation and financial developments related to climate change could also impair our customers’ ability to operate economically, restrict or cancel production activities, or result in asset impairments, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
A substantial portion of our operations is concentrated in the Permian Basin, which exposes us to regional risks.
A significant portion of our High Specification Rig operations and related services is concentrated in the Permian Basin. As a result, our operating results are particularly sensitive to conditions affecting this geographic region.
Regional factors that may disproportionately impact us include:
•changes in drilling and completion activity specific to the Permian Basin;
•regional oil and natural gas pricing differentials;
•constraints in takeaway capacity or midstream infrastructure;
•water sourcing or disposal limitations;
•state regulatory developments in Texas or New Mexico;
•regional labor shortages or wage inflation; and
•severe weather events affecting the region.

Any sustained downturn in activity levels, infrastructure constraints, adverse regulatory developments or other conditions specific to the Permian Basin could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
Industry, Economic Conditions and Competitive Risks
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in such capital spending could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
Our business is directly affected by our customers’ capital spending to explore for, develop and produce oil and natural gas in the U.S. A significant decline in oil and natural gas prices may cause a reduction in the exploration, development and production activities of most of our customers and their spending on our services. Cuts in spending may curtail drilling programs and result in a reduction in the demand for our services, as well as in the prices we can charge. In addition, certain of our customers could become unable to pay their vendors and service providers, including us, as a result of the decline in commodity prices. Reduced discovery rates of new oil and natural gas reserves in our areas of operation as a result of decreased capital spending may also have a negative long‑term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent the reduced number of wells that need our services or equipment more than offsets new drilling and completion activity and complexity. Any of these conditions or events could adversely affect our operating results. If the recent recovery does not continue or our customers fail to further increase their capital spending, it could have a material adverse effect on our business, liquidity position, financial condition, results of operations and prospects.
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
•actions by the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, such as Russia, Saudi Arabia and Venezuela, with respect to oil production levels and announcements of potential changes in such levels, including the failure of such countries to comply with production cuts;
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
Reduced customer spending could curtail drilling programs and reduce demand for our services. Any of these conditions could adversely affect our financial position and operating results.
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
Our customers may be forced to curtail or shut in production due to insufficient transportation and storage capacity.
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
Seasonal weather conditions, climate change, severe weather events and natural disasters could disrupt our operations.
Our operations are located in different regions of the U.S. Some of these areas, including the Denver‑Julesburg Basin and the Bakken Shale, are adversely affected by seasonal weather conditions. During periods of heavy snow, ice, wind or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenue, or we could suffer weather‑related damage to our facilities and equipment, resulting in delays in operations. The E&P activities of our customers may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster, severe weather event, or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.
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
The occurrence or threat of geographical or terrorist threats in the U.S. or other countries, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including continued hostilities in the Middle East, Russia, or domestic civil unrest, may adversely affect the U.S. and global economies and could prevent us from meeting our financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the U.S., the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events could severely impact the world economy. If other current hostilities around the globe continue or escalate, or any other such events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Growth, Integration and Execution Risks
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
Our ability to continue to grow through acquisitions or mergers and manage growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions could reduce our focus on current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.
Customer Concentrations and Commercial Risks
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
During the year ended December 31, 2025, three customers accounted for approximately 30%, 18%, and 11%, respectively, each of our consolidated revenue. The table below presents the percentage of revenue, for each respective segment, from our top five customers for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
High Specification Rigs	49%	48%
Wireline Services	6%	9%
Processing Solutions and Ancillary Services	18%	8%
Consolidated	73%	65%
Workforce, Safety, and Operational Hazards
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
Regulatory and Environmental Risks
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
In most states, our operations and the operations of our customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities or other regulated activities. Under certain circumstances, federal agencies may cancel proposed leases for federal lands and refuse to grant or delay required approvals. Therefore, our customers’ operations in certain areas of the U.S. may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.
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
Our operations are subject to numerous federal, regional, state and local laws and regulations relating to environmental protection, occupational health and safety, air emissions and water discharges, and the management, transportation and disposal of solid and hazardous wastes and other materials. These laws and regulations impose obligations that may impact our operations, including the acquisition of permits to conduct regulated activities, the imposition of restrictions on the types, quantities and concentrations of various substances that can be released into the environment or injected in formations in connection with oil and natural gas drilling and production activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our equipment, facilities or from customer locations where we are providing services, the imposition of substantial liabilities for pollution resulting from our operations, and the application of specific health and safety standards or criteria addressing worker protection. Any failure on our part or the part of our customers to comply with these laws and regulations could result in prohibitions or restrictions on operations, assessment of sanctions including administrative, civil and criminal penalties, issuance of corrective action orders requiring the performance of investigatory, remedial or curative activities or enjoining performance of some or all of our operations in a particular area, the occurrence of delays in the permitting or performance of projects and/or government or private claims for personal injury or property or natural resources damages.
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
Although we do not perform hydraulic fracturing, many of our customers rely on this practice. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance that applies to such activities. In addition, the EPA finalized regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.
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
Climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHG as well as to restrict or eliminate future emissions. As a result, our operations, as well as the operations of our oil and natural gas E&P customers, are subject to regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and the emission of GHG.
At the federal level, the U.S. EPA has finalized regulations intended to reduce methane emissions from certain oil and natural gas facilities. In addition, pursuant to the Inflation Reduction Act of 2022, a methane emissions fee is being implemented for certain oil and natural gas facilities that exceed specified emissions thresholds. These requirements generally apply to oil and natural gas operators rather than to oilfield service providers; however, increased regulatory compliance costs, monitoring requirements or fees imposed on our customers could reduce drilling and completion activity or otherwise decrease demand for our services.
Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, emissions reduction targets and related disclosure requirements. International developments focused on restricting GHG emissions include efforts under the United Nations Framework Convention on Climate Change, including implementation of the Paris Agreement. Caps or fees on carbon emissions, including in the United States, have been and may continue to be established, and the cost of such caps or fees could disproportionately affect the fossil fuel sector. The implementation of these initiatives or other existing or future regulatory mandates may adversely affect demand for our services, require us or our customers to reduce GHG emissions, or impose taxes or fees on us or our customers, any of which could have a material adverse effect on our operations and results.
Litigation risks are also evolving, as various governmental entities and private parties have sought to bring suit against certain oil and natural gas companies in state or federal court alleging, among other things, that such companies contributed to climate change-related harms or failed to adequately disclose climate-related risks. While we are not currently a party to such litigation, similar claims could be asserted in the future.
There are also increasing financial risks for companies in the fossil fuel sector. Certain investors and financial institutions have adopted policies that seek to limit or condition investment in fossil fuel-related businesses or require enhanced environmental, social and governance disclosures. These practices could increase our cost of capital or limit access to financing and could result in the restriction, delay or cancellation of drilling or development activities by our customers.
In 2024, the SEC adopted final rules relating to climate-related disclosures; however, the rules are currently stayed pending judicial review. The ultimate scope, timing and applicability of any final requirements, including the extent to which such requirements would apply to smaller reporting companies such as us, remain uncertain. If implemented and applicable to us, such rules could result in additional legal, accounting and compliance costs.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas could increase compliance costs, reduce demand for oil and natural gas, and reduce demand for our services. Political, litigation and financial developments related to climate change could also impair our customers’ ability to operate economically, restrict or cancel production activities, or result in asset impairments, any of which could have a material adverse effect on our business, financial condition and results of operations.
Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our customers’ and suppliers’ operations. For more information, see our risk factor titled “Seasonal weather conditions, climate change, severe weather events and natural disasters could disrupt normal operations and harm our business.”
Increased attention to sustainability, environmental, social, and governance matters and conservation measures may adversely impact our or our customers’ business.

Increasing attention to climate change, environmental conservation and other sustainability matters, as well as investor and societal expectations regarding voluntary sustainability disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. For more information, see our risk factor titled “Our operations, and those of our customers, are subject to a series of risks arising from climate change.”
Moreover, while we may create and publish voluntary disclosures regarding sustainability matters from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. Additionally, we may announce various targets or product and service offerings in an attempt to improve our sustainability profile. However, we cannot guarantee that we will be able to meet any such targets or that such targets or offerings will have the intended results on our sustainability profile, including but not limited to as a result of unforeseen costs, consequences, or technical difficulties associated with such targets or offerings. Also, despite any voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive climate or other sustainability-related goals or policies, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, to the extent sustainability matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
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
Technology and Cybersecurity Risks

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
Financial Leverage and Liquidity Risks
We have debt obligations, and any additional future indebtedness, could adversely affect our financial condition.
As of December 31, 2025 and 2024 our total debt was $3.5 million and $0.0 million, respectively.
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
Our Wells Fargo Revolving Credit Facility contains certain financial and other restrictive covenants, including a minimum fixed charge coverage ratio during certain testing periods. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue, less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay our obligations under the Wells Fargo Revolving Credit Facility.
Our Wells Fargo Revolving Credit Facility places certain restrictions on our ability to pay cash dividends on our Class A Common Stock. Consequently, in the future, if we no longer meet the Wells Fargo Revolving Credit Facility’s criteria to pay cash dividends on Class A Common Stock, the Company will be restricted in its ability to pay a dividend until compliance with the stated criteria is regained.
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
Risks Related to Our Ownership and Capital Structure
Equity and Common Stock Risks
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
We may issue additional Class A Common Stock in the future and from time to time. We may sell additional shares of Class A Common Stock or preferred stock that is convertible into Class A Common Stock in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A Common Stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders and may adversely affect prevailing market prices of our Class A Common Stock.
There may be circumstances that adversely affect our ability to declare and pay dividends or repurchase shares of Class A Common Stock.
Several years ago, we announced our share repurchase program and the Board of Directors also approved the initiation of a quarterly dividend. Dividends and share repurchases are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including our financial results, market conditions, cash requirements, capital management plans, changes in applicable laws, terms of our debt agreements, contractual restrictions such as financial or operating covenants, and future prospects, as well as such other factors deemed relevant by our Board of Directors. We can provide no assurance that we will pay dividends or make share repurchases at current levels or at all. Any elimination of, or downward revision in, our dividend payout or share repurchase program could negatively impact our reputation, investor confidence in us, or our stock price.
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
In addition, to the extent that we rely on any of the exemptions available to small reporting companies, you will receive less information about our executive compensation than issuers that are not small reporting companies. If some investors find our Class A Common Stock to be less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.
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

Item 2. Properties
We lease our principal executive offices, which are located at 10350 Richmond, Suite 550, Houston, Texas 77042. As of December 31, 2025, we owned or leased maintenance facilities, yards and field offices around the U.S. and our material properties included the following:

Facility Location and Description	Size of Location*		Leased / Owned	Lease Expiration
High Specification Rigs	(square feet)	(acres)
Milliken, Colorado	131,390	23.0	Leased	2036
Midland, Texas	31,250	39.0	Leased	2033
Williston, North Dakota	11,100	5.0	Leased	2029
Pleasanton, Texas	23,325	15.9	Leased	2027
Wharton, Texas	1,600	13.6	Leased	2028
Artesia, New Mexico	5,368	1.7	Leased	**
Hobbs, New Mexico	25,950	4.5	Owned	***
Belfield, North Dakota	34,280	34.5	Owned	***
Denver City, Texas	23,000	60.4	Owned	***
Midland, Texas	14,000	16.7	Owned	***
Midland, Texas	47,000	25.9	Owned	***
Odessa, Texas	17,500	1.3	Owned	***
Andrews, Texas	15,341	39.3	Owned	***
San Angelo, Texas	19,750	18.8	Owned	***
Wireline Services
Midland, Texas	36,320	12.0	Leased	2027
Williston, North Dakota	71,239	13.8	Leased	2027
Casper, Wyoming	12,950	3.2	Leased	**
Processing Solutions and Ancillary Services
Milliken, Colorado	131,390	23.3	Leased	2036
Ft. Morgan, Colorado	106,700	23.6	Leased	2027
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
Market Information
Our Class A Common Stock is listed on the NYSE under the symbol “RNGR.” As of February 28, 2026, there were approximately 92 stockholders of record of our Class A Common Stock. We have a significant number of beneficial stockholders or stockholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, and therefore the actual number of stockholders is considerably greater than the number of stockholders of record.
For the year ended December 31, 2025, the Company paid quarterly cash dividends totaling $0.24 per share of Class A Common Stock, compared to $0.20 per share paid for the year ended December 31, 2024. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended December 31, 2025.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2025 - October 31, 2025	979	$14.10	—	38,919,880
November 1, 2025 - November 30, 2025	—	—	—	38,919,880
December 1, 2025 - December 31, 2025	48,800	13.82	48,800	38,245,397
Total	49,779	$13.82	48,800	38,245,397
_________________________
(1)    Total number of shares repurchased in the fourth quarter of 2025 consists of 979 shares of Class A Common Stock, at an average price paid per share of $14.10, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 48,800 shares of Class A Common Stock, at an average price paid per share of $13.82, repurchased pursuant to the repurchase program authorized by the Board of Directors..
(2)    For the three months ended December 31, 2025, 48,800 shares of Class A Common Stock were repurchased for a total of $0.7 million, net of tax. As of December 31, 2025, an aggregate of 4,320,200 shares of Class A Common Stock were purchased for a total of $47.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
(3)    On March 7, 2023, our Board of Directors approved a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is specific for 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. The program does not specify a maximum number of shares and may be accelerated, suspended or discontinued at any time without notice.

Stock Performance Graph
The graph below presents a comparison of the cumulative total return on our Class A Common Stock, assuming $100 was invested on December 31, 2020, and that all dividends were reinvested at the closing prices of the dividend payment dates, in each of the Company’s Class A Common Stock, the NYSE Composite Index and a self-determined peer group, which includes RPC, Inc., ProPetro Holding Corp., Select Water Solutions, Inc., Oil States International, Inc., KLX Energy Services Holdings, Inc., Innovex International, Inc., Solaris Energy Infrastructure, Inc., Nine Energy Service, Inc., DMC Global, Inc., Core Laboratories, Inc., Drilling Tools International Corporation, Forum Energy Technologies, Inc., NPK International, Inc., Smart Sand, Inc., and Tetra Technologies, Inc.
The graph and related information should not be deemed “soliciting material” or to be “filed” with the SEC, nor should such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference into such a filing. The graph and information are included for historical and comparative purposes only and should not be considered indicative of future stock performance.
Item 6. [Reserved]
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

2025 Business Update
Business Outlook
We are a provider of onshore high specification well service rigs and complementary services in the U.S. We provide an extensive range of well site services to leading U.S. E&P companies that are fundamental to establishing, maintaining and enhancing the flow of oil and natural gas throughout the productive life of a well. Additionally, we serve to assist our customers in decommissioning wells at the end of their economic life. A comprehensive discussion of each of our reporting segments is included below in the section titled “How We Evaluate Our Operations.”
We operate in most of the active oil and natural gas basins in the U.S., including the Permian Basin, Denver-Julesburg Basin, Bakken Shale, Eagle Ford Shale, Haynesville Shale, Gulf Coast, South Central Oklahoma Oil Province and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties plays.
As the Company looks ahead to 2026, we anticipate that our core business will remain resilient in the face of continued macroeconomic pressures. We expect our financial results to show meaningful year-over-year improvement, driven by our production-oriented focus, our continued relationships with our core customers that represent the largest E&P businesses in the Lower 48, and our increased exposure to the Permian Basin following the acquisition of AWS. We believe the acquisition of AWS will deliver more than $36.0 million in Adjusted EBITDA in fiscal year 2026, while legacy Ranger business lines are expected to remain largely flat year-over-year in the current oil and gas environment. As we are a production-focused business with solely domestic operations, we have considered the U.S. Energy Information Administration’s (“EIA”) estimate that daily crude oil production in the U.S. is expected to remain flat from 2025 to 2026 at 13.6 million barrels per day, up from 13.2 million barrels per day in 2024. The EIA estimates that Lower 48 crude oil production in the U.S. is expected to average 11.1 million barrels per day in 2026, down from 11.3 million barrels per day in 2025 but still up from 11.0 million barrels per day in 2024. In the Permian Basin, where we have our largest base of operations following the acquisition of AWS, crude oil production is expected to remain flat from 2025 to 2026 at 6.6 million barrels per day, up from 6.3 million barrels per day in 2024. With supply and demand remaining imbalanced, downward pressure on prices is forecasted by both the International Energy Agency and the U.S. Energy Information Administration, with oil prices expected to average approximately $56 per barrel during 2026 as compared to $69 per barrel in 2025 and $81 per barrel in 2024. Our business should benefit from increased demand for natural gas, driven by domestic electricity demand and international demand for increasing LNG exports from the U.S. While our direct exposure to natural gas markets is limited in comparison to our crude oil exposure, the assets both we and our competition operate in basins are capable of being deployed across both crude oil and natural gas wells and tightening in either market should benefit the broader complex. We also see potential tailwinds for our Torrent natural gas processing solution as increases in regulatory requirements around flaring and natural gas demand provide a positive long-term setup.
Acquisitions and Integrations
During the last five years, the Company placed significant focus on acquiring and integrating assets and associated operations, described below, into current business processes. Through these acquisitions and their subsequent integrations, Ranger has continued to refine its business strategies and processes to focus on the performance of the Company and anticipates that acquisitions will continue to play a key role in the business going forward.
During 2021, Ranger Energy Acquisition, LLC entered into an Asset Purchase Agreement for certain assets of Basic Energy Services, Inc. and certain of its subsidiaries. As consideration for the assets acquired, the Company paid $36.7 million in cash, where such cash was generated through the issuance of Series A Preferred Stock. Purchased assets included well servicing rigs, fishing and rental assets, coiled tubing units, and rolling stock assets required to support the operating assets as well as certain real property. Separately, during 2021, the Company made two additional acquisitions of wireline service providers that operated throughout the Permian, Denver-Julesburg and Powder River Basins and the Bakken Shale. These acquisitions significantly expanded the scale and scope of the existing wireline business. During 2023, the Company complemented the earlier acquisitions with the purchase of certain pumping assets and associated equipment to continue to bolster its wireline segment capabilities.
In November 2025 the Company completed the acquisition of AWS, which operates a fleet of high specification rigs and complementary supporting equipment within the Permian Basin, for a total estimated consideration of approximately $88.6 million, consisting of $61.8 million in cash paid at closing, net of a $3.0 million working capital adjustment, 1,998,401 shares of Class A Common Stock issued to the seller, and a $2.3 million contingent consideration measured at fair value that the seller is eligible to receive based on the performance of the AWS acquisition during the 12 months following the acquisition date. To fund the cash portion of the acquisition, the Company borrowed $22.0 million under its Wells Fargo Revolving Credit Facility, of which $18.5 million has since been repaid, leaving a balance of $3.5 million as of December 31, 2025. As a result, the Company maintained substantial available liquidity following the acquisition. The business is highly complementary to our existing services and is expected to contribute more than $36.0 million in Adjusted EBITDA in fiscal year 2026 as it is integrated into the Company. The financial results of AWS subsequent to the acquisition date are included within the High Specification Rigs and Processing Solutions and Ancillary Services reporting segments. From the acquisition date through December 31, 2025, the acquired business contributed approximately $26.7 million of revenue and $6.9 million of net income to the Company’s consolidated results. We remained active in the pursuit of accretive opportunities and will continue to do so during 2026.
Internal Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. For further information, please see “Part II, Item 9A. Controls and Procedures.”
How We Evaluate Our Operations
We provide services within the U.S. that are organized into three reporting segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services, which are described below. The reportable segments have been categorized based on the nature of services provided within each line of business.
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
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, coil tubing, mixing plants and chemicals, tubing and inspection, transportation, and processing solutions.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The Chief Operating Decision Maker (“CODM”) primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition-related costs, severance and reorganization costs, gain on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
The Year Ended December 31, 2025 compared to the Year Ended December 31, 2024
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Year Ended December 31,		Variance
	2025	2024	$	%
Revenue
High Specification Rigs	$347.0	$336.1	$10.9	3%
Wireline Services	68.9	110.2	(41.3)	(37)%
Processing Solutions and Ancillary Services	131.0	124.8	6.2	5%
Total revenue	546.9	571.1	(24.2)	(4)%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	276.9	267.1	9.8	4%
Wireline Services	72.4	107.3	(34.9)	(33)%
Processing Solutions and Ancillary Services	107.3	98.4	8.9	9%
Total cost of services (exclusive of depreciation and amortization)	456.6	472.8	(16.2)	(3)%
General and administrative	29.6	27.8	1.8	6%
Depreciation and amortization	46.3	44.1	2.2	5%
Impairment of fixed assets	0.4	—	0.4	100%
Gain on sale of assets	(1.4)	(2.2)	0.8	36%
Total operating expenses	531.5	542.5	(11.0)	(2)%

Operating income	15.4	28.6	(13.2)	(46)%

Other expenses
Interest expense, net	1.2	2.6	(1.4)	(54)%
Other income, net	(3.6)	—	(3.6)	100%
Total other expenses	(2.4)	2.6	(5.0)	(192)%

Income before income tax expense	17.8	26.0	(8.2)	(32)%
Income tax expense	5.5	7.6	(2.1)	(28)%
Net income	$12.3	$18.4	$(6.1)	(33)%
Revenue. Revenue decreased $24.2 million, or 4%, to $546.9 million for the year ended December 31, 2025 from $571.1 million for the year ended December 31, 2024. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rig revenue increased $10.9 million, or 3%, to $347.0 million for the year ended December 31, 2025 from $336.1 million for the year ended December 31, 2024. The increase in revenue reflects revenue growth of $17.1 million related to the AWS acquisition and included a 3% increase in total rig hours to 472,400 for the year ended December 31, 2025 from 456,900 for the year ended December 31, 2024.
Wireline Services. Wireline Services revenue decreased $41.3 million, or 37%, to $68.9 million for the year ended December 31, 2025 from $110.2 million for the year ended December 31, 2024. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $17.3 million illustrated by a 23% decrease in completed stage count to 7,200 from 9,400 in the prior year. This decrease in completion services and stage count corresponds with lower operational activity as the Company adjusted its service mix in response to market conditions. Wireline production and pump down experienced decreases year over year in revenue of $13.2 million and $10.8 million, respectively, that were driven by pricing reductions as a consequence of increased competition from frac providers.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue increased $6.2 million, or 5%, to $131.0 million for the year ended December 31, 2025 from $124.8 million for the year ended December 31, 2024. The increase reflects higher activity in other Ancillary Services lines with revenue growth of $9.6 million related to the AWS acquisition. Our Torrent gas processing business has continued to expand, generating $14.3 million in revenue for the year ended December 31, 2025, compared to $8.5 million for the year ended December 31, 2024, an increase of $5.8 million. These increases were partially offset by declines in our plugging and abandonment and coil tubing services, which decreased by $4.5 million and $2.6 million, respectively.
Cost of services (exclusive of depreciation and amortization). Cost of services (exclusive of depreciation and amortization) decreased $16.2 million, or 3%, to $456.6 million for the year ended December 31, 2025 from $472.8 million for the year ended December 31, 2024. As a percentage of revenue, cost of services was approximately 83% for both the years ended December 31, 2025 and 2024, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rig cost of services increased $9.8 million, or 4%, to $276.9 million for the year ended December 31, 2025 from $267.1 million for the year ended December 31, 2024. The increase in cost of services was primarily attributable to an additional expense of $9.9 million related to the AWS acquisition. As a percentage of High Specification Rigs Services revenue, cost of services increased slightly from 79% for the year ended December 31, 2024 to 80% for the year ended December 31, 2025.
Wireline Services. Wireline Services cost of services decreased $34.9 million, or 33%, to $72.4 million for the year ended December 31, 2025 from $107.3 million for the year ended December 31, 2024. The decrease is primarily attributable to a decrease in costs from the completion services lines by approximately $16.8 million as the Company reorganized this service line in response to lower operation activity. Additionally, costs decreased within production and pump down services by $10.5 million and $7.6 million, respectively. As a percentage of Wireline Services revenue, cost of services increased from 97% for the year ended December 31, 2024 to 105% for the year ended December 31, 2025 primarily due to declining operating leverage due to lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services increased $8.9 million, or 9%, to $107.3 million for the year ended December 31, 2025 from $98.4 million for the year ended December 31, 2024. The increase is primarily attributable to increased employee labor and repair and maintenance costs which amounted to $3.4 million each. These increases were driven by higher activity levels and the inclusion of $6.2 million of costs related to operations acquired in the AWS Acquisition. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services increased from 79% for the year ended December 31, 2024 to 82% for the year ended December 31, 2025 primarily due to higher labor and repair and maintenance costs associated with the integration of AWS operations.
General and Administrative. General and administrative expenses increased $1.8 million, or 6%, to $29.6 million for the year ended December 31, 2025 from $27.8 million for the year ended December 31, 2024. The increase in general and administrative expenses is primarily due to higher personnel costs driven by an increase in the Company headcount as a result of the AWS acquisition, coupled with legal fees and transactional costs.
Depreciation and Amortization. Depreciation and amortization increased $2.2 million, or 5%, to $46.3 million for the year ended December 31, 2025 from $44.1 million for the year ended December 31, 2024. The increase was largely attributable to depreciation of assets acquired in the AWS acquisition during the year ended December 31, 2025.
Interest Expense, net. Net interest expense decreased $1.4 million, or 54%, to $1.2 million for the year ended December 31, 2025 from $2.6 million for the year ended December 31, 2024. The changes in interest expense, net was attributable to higher interest income recognized on non-recurring items during 2025.
Income Tax Expense. Income tax expense decreased $2.1 million, or 28%, to $5.5 million resulting in an effective tax rate of 31% for the year ended December 31, 2025 from $7.6 million resulting in an effective tax rate of 29% for the year ended December 31, 2024. The decrease in income tax expense resulted from a decrease in profit before tax when compared to the prior period.
Net Income. Net income for the year ended December 31, 2025 decreased $6.1 million, or 33%, to $12.3 million from $18.4 million for the year ended December 31, 2024. The decrease in net income was primarily driven by reduced activity in Wireline Services segment.
Note Regarding Non‑GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition-related costs, severance and reorganization costs, gain on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.
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
The Year Ended December 31, 2025 compared to The Year Ended December 31, 2024
The following is an analysis of our Adjusted EBITDA. See “Part II, Item 8. Financial Statements and Supplementary Data— Note 17 — Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Year Ended December 31, 2025
Net income (loss)	$46.0	$(13.9)	$14.1	$(33.9)	$12.3
Interest expense, net	—	—	—	1.2	1.2
Tax expense	—	—	—	5.5	5.5
Depreciation and amortization	24.1	10.4	9.6	2.2	46.3
EBITDA	70.1	(3.5)	23.7	(25.0)	65.3
Impairment of fixed assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	6.5	6.5
Gain on sale of assets	—	—	—	(1.4)	(1.4)
Severance and reorganization costs	—	1.0	0.1	0.1	1.2
Acquisition related costs	0.2	0.6	0.1	1.4	2.3
Legal fees and settlements	—	—	—	0.8	0.8
Employee retention credit	—	—	—	(3.5)	(3.5)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$70.3	$(0.3)	$23.9	$(20.7)	$73.2

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Year Ended December 31, 2024
Net income (loss)	$46.8	$(8.5)	$17.8	$(37.7)	$18.4
Interest expense, net	—	—	—	2.6	2.6
Tax expense	—	—	—	7.6	7.6
Depreciation and amortization	22.2	11.4	8.6	1.9	44.1
EBITDA	69.0	2.9	26.4	(25.6)	72.7
Equity based compensation	—	—	—	5.8	5.8
Gain on sale of assets	—	—	—	(2.2)	(2.2)
Severance and reorganization costs	0.9	0.6	0.2	0.1	1.8
Acquisition related costs	0.4	—	—	0.1	0.5
Legal fees and settlements	0.2	—	—	0.1	0.3
Adjusted EBITDA	$70.5	$3.5	$26.6	$(21.7)	$78.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(0.8)	$(5.4)	$(3.7)	$3.8	$(6.1)
Interest expense, net	—	—	—	(1.4)	(1.4)
Tax expense	—	—	—	(2.1)	(2.1)
Depreciation and amortization	1.9	(1.0)	1.0	0.3	2.2
EBITDA	1.1	(6.4)	(2.7)	0.6	(7.4)
Impairment of fixed assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	0.7	0.7
Gain on sale of assets	—	—	—	0.8	0.8
Severance and reorganization costs	(0.9)	0.4	(0.1)	—	(0.6)
Acquisition related costs	(0.2)	0.6	0.1	1.3	1.8
Legal fees and settlements	(0.2)	—	—	0.7	0.5
Employee retention credit	—	—	—	(3.5)	(3.5)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$(0.2)	$(3.8)	$(2.7)	$1.0	$(5.7)
Adjusted EBITDA for the year ended December 31, 2025 decreased $5.7 million to $73.2 million from $78.9 million for the year ended December 31, 2024. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA decreased slightly by $0.2 million to $70.3 million from $70.5 million due to an increase in cost of services of $9.8 million, coupled by severance and reorganization costs from the prior period, slightly offset by a corresponding increase in revenue of $10.9 million.
Wireline Services. Wireline Services Adjusted EBITDA decreased $3.8 million to a loss of $0.3 million from earnings of $3.5 million primarily due to significant decreases in operating activity within the completions service line and higher costs relative to revenues in production and pump down service lines.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA decreased $2.7 million to $23.9 million from $26.6 million due to an increase in cost of services of $8.9 million, slightly offset by a corresponding increase in revenue of $6.2 million.
Other.  Other Adjusted EBITDA improved $1.0 million for the year ended December 31, 2025 to a loss of $20.7 million from a loss of $21.7 million. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of December 31, 2025, we had total liquidity of $67.7 million, consisting of $10.3 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $57.4 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $64.4 million, net of $3.5 million in borrowings and $3.5 million in Letters of Credit open under the facility. This compares to the Company’s available borrowings under the Wells Fargo Revolving Credit Facility of $71.2 million as of December 31, 2024. The decrease in total loan capacity compared to December 31, 2024 was primarily attributable to a reduction in the borrowing base, as the Wells Fargo Revolving Credit Facility is subject to a borrowing base determined by eligible accounts receivable and eligible unbilled revenue, less certain reserves. In connection with the AWS acquisition, certain acquired accounts receivable and unbilled revenue were not included in the borrowing base as of December 31, 2025, which reduced the total loan capacity under the facility. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long-term liquidity requirements and comply with the covenants of our debt agreements. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated:

	Year Ended December 31,		Variance
	2025	2024	$	%
	(in millions)
Net cash provided by operating activities	$69.0	$84.5	$(15.5)	(18)%
Net cash used in investing activities	(76.1)	(31.1)	(45.0)	(145)%
Net cash used in financing activities	(23.5)	(28.2)	4.7	17%
Net change in cash	$(30.6)	$25.2	$(55.8)	(221)%
Operating Activities
Net cash flows from operating activities decreased $15.5 million to $69.0 million for the year ended December 31, 2025 compared to $84.5 million for the year ended December 31, 2024. The change in cash flows from operating activities is primarily attributable to the change in working capital, which decreased by $12.4 million, from a $7.6 million source of cash for the year ended December 31, 2024 to a $4.8 million use of cash for the year ended December 31, 2025, largely due to a decrease in accounts payable and accrued expenses balances, offset by a decrease in prepaid expenses.
Investing Activities
Net cash flows used in investing activities increased $45.0 million to $76.1 million for the year ended December 31, 2025 compared to $31.1 million for the year ended December 31, 2024. The change in cash flows from investing activities is largely attributable to the AWS acquisition that occurred November 7, 2025.
Financing Activities
Net cash flows used in financing activities decreased $4.7 million, or 17%, to $23.5 million for the year ended December 31, 2025 compared to $28.2 million for the year ended December 31, 2024. For the year ended December 31, 2025, cash used in financing activities was primarily allocated to the repurchase of Class A Common Stock totaling $12.2 million, compared to $15.5 million in the prior year (see Part II, Item 8. Financial Statements and Supplementary Data — Note 11 — Equity). Additionally, the Company had $3.5 million in borrowings under the Wells Fargo Revolving Credit Facility to fund operating and investing activities (see —Debt Agreements, below, and Part II, Item 8. Financial Statements and Supplementary Data — Note 10 — Debt).
Supplemental Cash Flow Disclosures
During the years ended December 31, 2025 and 2024, the Company added fixed assets of $8.9 million and $8.6 million, respectively, primarily related to finance leased assets, and $1.8 million and $4.6 million, respectively, primarily related to asset trades. Additionally, the Company paid approximately $2.0 million of interest related to debt and finance leased assets in both fiscal year 2025 and 2024. During fiscal year 2025, the Company issued 1,998,401 shares of Class A Common Stock, with a total value of $27.5 million based on the Company’s stock price on the acquisition date, as part of the consideration for the acquisition of AWS.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, was $52.0 million and $78.7 million as of December 31, 2025 and 2024, respectively. Decreasing cash balances related to the AWS acquisition contributed most significantly to the working capital decrease year over year.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with the Wells Fargo Revolving Credit Facility in an aggregate principal amount of up to $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant by maintaining a fixed charge coverage ratio (“FCCR”) of greater than 1.0 as of December 31, 2025, which is applicable only under certain borrowing levels.

The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of December 31, 2025, Letters of Credit outstanding totaled $3.5 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with annual insurance renewals. One Letter of Credit totals $2.8 million and a second Letter of Credit totals $0.7 million, with a maturity date of September 19, 2026. The interest rate applicable to the Letters of Credit was approximately 2.0% for the month ended December 31, 2025.
The Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and unbilled revenue less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions which under certain circumstances permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as a current liability on the Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity is $64.4 million, which is based on a borrowing base certificate in effect as of December 31, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company had outstanding borrowings of $3.5 million under the Wells Fargo Revolving Credit Facility and had $3.5 million in Letters of Credit open under the facility, leaving a residual $57.4 million available for borrowings as of December 31, 2025. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.9% for the year ended December 31, 2025. Our borrowing base does not include any accounts receivable or unbilled revenue from the acquisition of AWS as of December 31, 2025. These balances will be considered for the borrowing base in fiscal year 2026 as the business is integrated into the Company’s financial reportings under the Credit Agreement.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. During the year ended December 31, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35 million of Class A Common Stock that could be utilized for up to 36 months. On March 4, 2024, the Company announced that the Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the year ended December 31, 2025, the Company repurchased 994,400 shares of the Company’s Class A Common Stock for a total of $12.3 million, net of tax, on the open market. As of December 31, 2025, an aggregate of 4,320,200 shares of Class A Common Stock were purchased for a total of $47.1 million, net of tax since the inception of the repurchase program announced on March 7, 2023 and $38.2 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid dividend distributions totaling $5.5 million and $4.5 million to stockholders for the year ended December 31, 2025 and 2024, respectively.
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
Judgments and assumptions
The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates and the number of years on which to base the cash flow projections, as well as other assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates based on the risk inherent in the acquired assets, specific risks, industry beta and capital structure of guideline companies. The valuation of an acquired business is based on available information at the acquisition date and assumptions that are believed to be reasonable at that time.
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
Judgments and assumptions
We estimate the fair value of our performance stock units using an option pricing model that includes certain assumptions, such as volatility, dividend yield and the risk-free interest rate. While these assumptions impact the resulting fair value, they are generally based on observable market data, including our own stock price, and changes in these assumptions could affect the amount of compensation expense recognized in our consolidated statements of operations.
Recent Accounting Pronouncements
For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Recent Accounting Pronouncements included in “Part II, Item 8. Financial Statements and Supplementary Data—Note 2 — Summary of Significant Accounting Policies”
Smaller Reporting Company Status
The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. Smaller reporting company means an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that (i) has a market value of common stock held by non-affiliates of less than $250 million; or (ii) has annual revenue of less than $100 million and either no common stock held by non-affiliates or a market value of common stock held by non-affiliates of less than $700 million. Smaller reporting company status is determined on an annual basis.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Wells Fargo Revolving Credit Facility, to fund operations. As of December 31, 2025, the Company had outstanding borrowings of $3.5 million under the Wells Fargo Revolving Credit Facility, with a weighted average rate of 5.9%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2025, the top three trade net receivable balances represented 33%, 17% and 6%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three net trade receivable balances represented 31%, 22% and 8%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three net trade receivable balances represented 25%, 15% and 14%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 42%, 13% and 9%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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

Item 8. Financial Statements and Supplementary Data
RANGER ENERGY SERVICES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ranger Energy Services, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranger Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2026 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2023.
Houston, Texas
March 5, 2026

RANGER ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$10.3	$40.9
Accounts receivable, net	77.9	68.4
Contract assets	17.1	16.7
Inventory	3.1	5.7
Prepaid expenses and other current assets	12.5	11.4
Assets held for sale	0.3	0.8
Total current assets	121.2	143.9

Property and equipment, net	280.9	224.3
Intangible assets, net	4.9	5.6
Operating leases, right-of-use assets	11.0	7.0
Other assets	1.3	0.8
Total assets	$419.3	$381.6

Liabilities and Stockholders' Equity
Accounts payable	$25.3	$27.2
Accrued expenses	25.4	28.2
Other financing liability, current portion	0.7	0.7
Borrowings under Revolving Credit Facility	3.5	—
Short-term lease liability	11.3	8.7
Other current liabilities	3.0	0.4
Total current liabilities	69.2	65.2

Long-term lease liability	16.8	14.1
Other financing liability	9.6	10.3
Deferred tax liability	23.5	18.2
Other long-term liabilities	0.1	—
Total liabilities	119.2	107.8

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; 0 Series A shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,435,316 shares issued and 23,563,288 shares outstanding as of December 31, 2025; 26,130,574 shares issued and 22,252,946 shares outstanding as of December 31, 2024	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Less: Class A Common Stock held in treasury at cost; 4,872,028 treasury shares as of December 31, 2025 and 3,877,628 treasury shares as of December 31, 2024	(50.9)	(38.6)
Retained earnings	48.9	42.2
Additional paid-in capital	301.8	269.9
Total stockholders' equity	300.1	273.8
Total liabilities and stockholders' equity	$419.3	$381.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenue
High Specification Rigs	$347.0	$336.1
Wireline Services	68.9	110.2
Processing Solutions and Ancillary Services	131.0	124.8
Total revenue	546.9	571.1

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	276.9	267.1
Wireline Services	72.4	107.3
Processing Solutions and Ancillary Services	107.3	98.4
Total cost of services (exclusive of depreciation and amortization)	456.6	472.8
General and administrative	29.6	27.8
Depreciation and amortization	46.3	44.1
Impairment of assets	0.4	—
Gain on sale of assets	(1.4)	(2.2)
Total operating expenses	531.5	542.5

Operating income	15.4	28.6

Other expenses
Interest expense, net	1.2	2.6
Other income, net	(3.6)	—
Total other expenses	(2.4)	2.6

Income before income tax expense	17.8	26.0
Income tax expense	5.5	7.6
Net income	12.3	18.4

Income per common share
Basic	$0.55	$0.82
Diluted	$0.54	$0.81
Weighted average common shares outstanding
Basic	22,358,120	22,518,726
Diluted	22,675,249	22,852,632
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except shares)

	Years Ended December 31,
	2025	2024	2025	2024
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of year	26,130,574	25,756,017	$0.3	$0.3
Issuance of shares under share-based compensation plans	441,640	535,925	—	—
Shares withheld for taxes on equity transactions	(135,299)	(161,368)	—	—
Issuance in connection with acquisitions	1,998,401	—	—	—
Balance, end of year	28,435,316	26,130,574	$0.3	$0.3

Treasury Stock
Balance, beginning of year	(3,877,628)	(2,357,328)	$(38.6)	$(23.1)
Repurchase of Class A Common Stock	(994,400)	(1,520,300)	$(12.3)	$(15.5)
Balance, end of year	(4,872,028)	(3,877,628)	$(50.9)	$(38.6)

Retained earnings
Balance, beginning of year			$42.2	$28.4
Net income			12.3	18.4
Dividends declared			(5.6)	(4.6)
Balance, end of year			$48.9	$42.2

Additional paid-in capital
Balance, beginning of year			$269.9	$266.2
Equity based compensation			6.4	5.5
Shares withheld for taxes on equity transactions			(2.0)	(1.8)
Issuance of Class A Common Stock in connection with acquisitions			27.5	—
Balance, end of year			$301.8	$269.9

Total stockholder’s equity
Balance, beginning of year			$273.8	$271.8
Net income			12.3	18.4
Dividends declared			(5.6)	(4.6)
Equity based compensation			6.4	5.5
Shares withheld for taxes on equity transactions			(2.0)	(1.8)
Repurchase of Class A Common Stock			(12.3)	(15.5)
Issuance of Class A Common Stock in connection with acquisitions			27.5	—
Balance, end of year			$300.1	$273.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$12.3	$18.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.3	44.1
Equity based compensation	6.5	5.8
Gain on sale of assets	(1.4)	(2.2)
Deferred income tax expense	5.4	6.9
Impairment of assets	0.4	—
Other expenses	2.6	1.3
Changes in operating assets and liabilities
Accounts receivable, net	16.3	16.7
Contract assets	(0.4)	1.0
Inventory	0.2	0.4
Prepaid expenses and other current assets	(1.0)	(1.8)
Other assets	1.9	2.1
Accounts payable	(9.8)	(3.7)
Accrued expenses	(7.4)	(2.4)
Other current liabilities	(2.7)	(2.6)
Other long-term liabilities	(0.2)	0.5
Net cash provided by operating activities	69.0	84.5

Cash Flows from Investing Activities
Purchase of property and equipment	(26.1)	(34.1)
Proceeds from disposal of property and equipment	2.5	3.0
Purchase of business, net of cash received	(52.5)	—
Net cash used in investing activities	(76.1)	(31.1)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	43.0	27.3
Principal payments on Revolving Credit Facility	(39.5)	(27.3)
Principal payments on financing lease obligations	(6.6)	(5.7)
Principal payments on other financing liabilities	(0.7)	(0.6)
Dividends paid to Class A Common Stock stockholders	(5.5)	(4.5)
Shares withheld for equity compensation	(2.0)	(1.8)
Payments on Other Installment Purchases	—	(0.1)
Repurchase of Class A Common Stock	(12.2)	(15.5)
Net cash used in financing activities	(23.5)	(28.2)

Increase (decrease) in cash and cash equivalents	(30.6)	25.2
Cash and cash equivalents, Beginning of Period	40.9	15.7
Cash and cash equivalents, End of Period	$10.3	$40.9

Supplemental Cash Flow Information
Interest paid	$2.0	$2.0
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	$(0.1)	$0.4
Additions to fixed assets through installment purchases and financing leases	$(8.9)	$(8.6)
Additions to fixed assets through asset trades	$(1.8)	$(4.6)
Shares issued for the purchase of a business	$(27.5)	$—
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
•Processing Solutions and Ancillary Services. Provides other services often utilized in conjunction with our High Specification Rigs and Wireline Services segments. These services include equipment rentals, plug and abandonment, logistics, coil tubing, mixing plants and chemicals, tubing and inspection, transportation, and processing solutions.
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
•Income taxes; and
•Equity-based compensation.
Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of the Company include accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Accounts Receivable, net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Before extending credit, the Company reviews a customer’s credit history and generally does not require collateral from its customers. The allowance for credit losses is established as losses are estimated and are recorded through a provision for bad debts. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is evaluated on a regular basis by management and based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for credit losses to accounts receivable and current economic conditions. Account receivable, net was $77.9 million, $68.4 million, and $85.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The balance of allowance for credit losses was $1.4 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively. The allowance for credit losses recorded for the years ended December 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.

	Balance at Beginning of Year	Charged to Operations	Written Off	Balance at End of Year
Allowance for Credit Losses
2025	$1.2	$0.3	$(0.1)	$1.4
2024	$3.8	$0.2	$(2.8)	$1.2
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s debt approximates fair value because the interest rates on the underlying instruments approximate current market rates. The Company did not have any assets that were measured at fair value on a recurring basis at December 31, 2025 and 2024. In connection with business combinations completed during the year ended December 31, 2025, the Company recorded contingent consideration liabilities that are measured at fair value on a recurring basis and is considered Level 3 in the fair value hierarchy.
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
The Company will periodically incur costs to fulfill contracts with customers and will defer such costs over the earlier of 12 months or the estimated number of months in which they are expected to be consumed. The deferred costs are included within Prepaid expenses and Other Assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the Company recognized amortization of deferred costs of $7.0 million and $7.6 million, respectively.
All revenue transactions are presented on a net of sales tax in the Consolidated Statements of Operations.
Contract Balances
Contract assets representing the Company’s rights to consideration for work completed but not billed amounted to $17.1 million, $16.7 million, and $17.7 million as of December 31, 2025, 2024, and 2023, respectively. Substantially all of the contract assets as of December 31, 2025, 2024, and 2023 were invoiced during the subsequent periods.
The Company does not have any contract liabilities included in the Consolidated Balance Sheets as of December 31, 2025, 2024, and 2023.
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
The income tax provision reflects the full benefit of all positions that have been taken in the Company's income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. As of December 31, 2025 and 2024, the Company did not

have any uncertain tax positions. The Company is subject to income taxes in the U.S. and in numerous state tax jurisdictions. The Company’s tax filings for 2025, 2024, 2023 and 2022 are subject to audit by the federal and state taxing authorities in most jurisdictions where we conduct business. None of the Company’s federal or state tax returns are currently under examination. In the event our tax filings are audited, we may be subject to assessments of additional taxes that are resolved with the authorities or through the courts.
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted this standard on a prospective basis on December 31, 2024 within “Part II, Item 8. Financial Statements and Supplementary Data — Note 13 — Income Taxes.”
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued Accounting Standards Update 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the effective date, which only impacts public business entities with non-calendar year-end reporting periods. As such, the original effective date pronounced in ASU 2024-03 remains applicable for the Company. Based on both the ASU 2024-03 and subsequent clarification in ASU 2025-01, early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company expects to elect the practical expedient upon adoption. Based on the short-term nature of the Company’s accounts receivable and contract assets, historical loss experience, and current credit risk management practices, the adoption of ASU 2025-05 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
Note 3 — Business Combinations
The Company completed one acquisition during the year ended December 31, 2025, where the purchase was accounted for using the acquisition method of accounting under the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying Consolidated Statement of Operations from the date of the acquisition. Under the acquisition method of accounting, the assets acquired and liabilities assumed have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into Ranger’s Consolidated Balance Sheet.
The Company utilized valuation techniques consistent with the market approach to measure the fair value of the assets acquired and liabilities assumed in the business combination. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The estimates of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets.
The supplemental pro forma information presented below presents the results of operations as if the Company owned and operated the assets since January 1, 2024. The pro forma information reflects adjustments necessary to give effect to the acquisition and does not reflect the Company’s actual results for these periods and does not include any material non-recurring pro forma adjustments.
American Well Intermediate Holdings, LLC Acquisition
On November 7, 2025 (the “Acquisition Date”), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with American Well Holdings, LLC to acquire 100% of the ownership interests of American Well Intermediate Holdings, LLC (“AWS Intermediate”), the sole owner of 100% of the ownership interests of American Well Services, LLC (“American Well Services,” and together with AWS Intermediate, “AWS” and the acquisition, the “AWS Acquisition”), which operates a fleet of high specification rigs and complementary supporting equipment primarily within the Permian Basin. The acquisition was completed to strengthen the Company’s existing service offerings in its current operating segments. In January 2026, AWS Intermediate was renamed Ranger AWS Intermediate Holdings, LLC and American Well Services was renamed Ranger AWS, LLC. The financial results of AWS subsequent to the acquisition date are included within the High Specification Rigs and Processing Solutions and Ancillary Services reporting segments.
The preliminary purchase price allocation previously disclosed in the Company’s Current Report on Form 8-K/A filed on January 20, 2026 has been updated to reflect revised estimates, including an update for the working capital adjustment, refinements to the fair value of certain acquired assets and liabilities, and the fair value of the contingent consideration based on updated information. As a result of these adjustments, goodwill previously recognized was reduced to zero, and total consideration transferred was revised compared to the amounts previously reported. The allocation of the purchase price remains preliminary as of December 31, 2025.
The total estimated fair value of consideration transferred in the AWS Acquisition was of $88.6 million, consisting of $61.8 million in cash paid at closing, net of a $3.0 million working capital adjustment, 1,998,401 shares of Class A Common Stock issued to the seller, and a $2.3 million contingent consideration measured at fair value that the seller is eligible to receive based on the performance of the AWS Acquisition during the 12 months following the Acquisition Date.

The following table presents the total estimated fair value of assets acquired and liabilities assumed in accordance with ASC 805 (in millions):

Cash	$6.3
Accounts receivable	26.1
Inventory	0.2
Prepaid and other current assets	0.1
Property and equipment	68.3
Operating leases, right-of-use asset	6.9
Finance lease right-of-use assets, net	4.0
Total assets acquired	111.9

Accounts payable	7.8
Accrued expenses	4.0
Short-term lease liability	3.8
Long-term lease liability	7.7
Total liabilities assumed	23.3

Total estimated purchase consideration transferred:
Cash	61.8
Net working capital adjustment	(3.0)
Equity issued	27.5
Fair value of contingent consideration	2.3
Total estimated fair value of consideration transferred	$88.6
Net working capital adjustment represents the difference between specified current assets and current liabilities, as defined in the Purchase Agreement, measured as of the Acquisition Date. The preliminary net working capital adjustment is subject to final settlement in accordance with the terms of the Purchase Agreement.
Equity issued represents the 1,998,401 shares of Class A Common Stock issued pursuant to the acquisition, valued at the Company’s stock price on the Acquisition Date of $13.75 per share.
Contingent consideration represents the fair value of the earnout payable to the sellers based on the achievement of defined post-closing performance targets. The contingent consideration was measured at fair value as of the Acquisition Date and classified as a Level 3 liability due to the use of unobservable inputs. The estimated fair value of $2.3 million was determined using a probability-weighted scenario analysis, which incorporates management’s estimates of the likelihood of achieving the applicable performance targets, discounted at the Company’s cost of debt as of the Acquisition Date. The maximum earnout payable to the sellers is $5.0 million. The contingent consideration is recorded as a liability in the Consolidated Balance Sheet in accordance with ASC 805, Business Combinations. Subsequent changes in the fair value of the contingent consideration, if any, will be recognized in the period in which such change occurs.
The fair value of trade receivables acquired was $26.1 million. The gross contractual amounts receivable were approximately $26.2 million, of which management estimates approximately $0.1 million will not be collected.
The following pro forma financial results considers that the AWS Acquisition occurred as of January 1, 2024 (in millions):

	December 31,
	2025	2024
Revenue	$691.6	$740.5
Net income	$33.1	$31.7
From the acquisition date through December 31, 2025, the acquired business contributed approximately $26.7 million of revenue and $3.9 million of net income to the Company’s consolidated results. The transaction costs related to the AWS Acquisition approximated $2.0 million and are included as part of general and administrative expense.
Note 4 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.

As of December 31, 2025 and 2024, the Company classified $0.3 million and $0.8 million, respectively, of idle high specification rigs within our broader rig portfolio as held for sale as they are being actively marketed.
For the years ended December 31, 2025 and 2024, the Company recognized a gain on sale of assets of $1.4 million and $2.2 million, respectively, which is shown on the Consolidated Statements of Operations.
During the year ended December 31, 2025, the Company reclassified certain well service rigs with a carrying value of $0.3 million from Assets Held for Sale back to Property and Equipment, net, as the criteria for classification as held for sale under ASC 360-10-45-9 were no longer met. The Company believes these assets may have use in future operations and are no longer actively marketing them. Depreciation on the reclassified rigs resumed prospectively beginning in July 2025.
Note 5 — Property and Equipment, Net
Property and equipment include the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2025	2024
High specification rigs	15	$191.8	$150.2
Machinery and equipment	3 - 30	247.4	216.0
Vehicles	3 - 15	63.4	55.1
Other property and equipment	5 - 25	24.5	21.4
Property and equipment		527.1	442.7
Less: accumulated depreciation		(256.8)	(229.0)
Construction in progress		10.6	10.6
Property and equipment, net		$280.9	$224.3
Depreciation expense was $45.6 million and $43.4 million for the years ended December 31, 2025 and 2024, respectively. The Company had assets under finance leases of $12.5 million and $15.2 million for the years ended December 31, 2025 and 2024, respectively. The Company reclassified $0.8 million of property and equipment to Assets held for sale for the year ended December 31, 2024.
Note 6 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated
	Useful Life	December 31,
	(Years)	2025	2024
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(6.5)	(5.8)
Intangible assets, net		$4.9	$5.6
Amortization expense was $0.7 million for each of the years ended December 31, 2025 and 2024. Amortization expense for the future periods is expected to be as follows (in millions):

For the years ending December 31,	Amount
2026	$0.7
2027	0.7
2028	0.5
2029	0.5
2030	0.5
Thereafter	2.0
Total	$4.9

Note 7 — Accrued Expenses
Accrued expenses include the following (in millions):

	December 31,
	2025	2024
Accrued payables	$9.1	$7.7
Accrued compensation	11.5	15.6
Accrued taxes	1.4	2.2
Accrued insurance	3.4	2.7
Accrued expenses	$25.4	$28.2
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
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Consolidated Statements of Operations. Lease costs and other information related to operating leases are as follows (in millions):

	Years Ended December 31,
	2025	2024
Short-term lease costs	$13.8	$12.8
Operating lease costs	$3.1	$3.2
Operating cash outflows from operating leases	$3.4	$3.3

Weighted average remaining lease term	5.0 years	2.7 years
Weighted average discount rate	6.8%	8.1%
As of December 31, 2025, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the years ending December 31,	Total
2026	$4.3
2027	3.0
2028	1.5
2029	1.1
2030	1.1
Thereafter	3.0
Total future minimum lease payments	14.0
Less: amount representing interest	(2.2)
Present value of future minimum lease payments	11.8
Less: current portion of operating lease obligations	(3.4)
Long-term portion of operating lease obligations	$8.4
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
As of December 31, 2025, lease costs and other information related to finance leases are as follows (in millions):

	Years Ended December 31,
	2025	2024
Amortization of finance leases	$7.2	$5.7
Interest on lease liabilities	$2.3	$2.3
Financing cash outflows from finance leases	$6.6	$5.7

Weighted average remaining lease term	1.8 years	2.2 years
Weighted average discount rate	6.8%	6.5%
As of the December 31, 2025, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the years ending December 31,	2025
2026	$9.0
2027	5.8
2028	3.3
2029	0.3
Total future minimum lease payments	18.4
Less: amount representing interest and fees	(2.1)
Present value of future minimum lease payments	16.3
Less: current portion of finance lease obligations	(7.9)
Long-term portion of finance lease obligations	$8.4
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
As of the December 31, 2025, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending December 31,	Total
2026	$0.7
2027	0.8
2028	0.8
2029	0.9
2030	1.0
Thereafter	6.1
Total future minimum lease payments	$10.3

Note 10 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of December 31, 2025, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of December 31, 2025, Letters of Credit outstanding totaled $3.5 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with annual insurance renewals. One Letter of Credit totals $2.8 million and a second Letter of Credit totals $0.7 million, with a maturity date of September 19, 2026. The interest rate applicable to the Letters of Credit was approximately 2.0% for the month ended December 31, 2025.
The Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue, less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as a current liability on the Consolidated Balance Sheet.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $64.4 million, which was based on a borrowing base certificate in effect as of December 31, 2025. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company had outstanding borrowings of $3.5 million under the Wells Fargo Revolving Credit Facility and had $3.5 million in Letters of Credit open under the facility, leaving a residual $57.4 million available for borrowings as of December 31, 2025. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.9% for the year ended December 31, 2025. Our borrowing base does not include any accounts receivable or unbilled revenue from the acquisition of AWS as of December 31, 2025. These balances will be considered for the borrowing base in fiscal year 2026 as the business is integrated into the Company’s financial reportings under the Credit Agreement.
Other Installment Purchases
During the year ended December 31, 2021, the Company entered into various Installment and Security Agreements (collectively, the “Installment Agreements”) in connection with the purchase of certain ancillary equipment, where such assets are being held as collateral. For the year ended December 31, 2024, the Company paid down the Installment Agreements by $0.1 million. As of the year ended December 31, 2024, the Company had fully paid the Installment Agreements.
Note 11 — Equity
Class A Common Stock
Equity Based Compensation
Overview
The Company has a Long-Term Incentive Plan (“LTIP”) for executives, employees, consultants and non-employee directors, under which awards can be granted in the form of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), restricted cash units (“RCUs”), performance-based restricted stock units (“PSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 4,850,000 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. Class A Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board of Directors or an alternative committee appointed by the Board of Directors.
RSAs
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. The aggregate fair value of RSAs granted during the year ended December 31, 2024 was $3.9 million. No RSAs were granted during the year ended December 31, 2025. As of December 31, 2025, there was an aggregate of $1.6 million of unrecognized expense related to RSAs issued, which is expected to be recognized over a weighted average period of 0.9 years.
The following table summarizes the unvested activity for RSAs during the years ended December 31, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2024	616,222
Granted	379,367	$10.33	2.6 years
Forfeited	(14,058)
Vested	(307,405)
Unvested at December 31, 2024	674,126	$10.48	1.6 years
Forfeited	(35,942)
Vested	(319,414)
Unvested at December 31, 2025	318,770	$10.53	0.9 years
RSUs
The Company has granted RSUs to certain non-employee directors, which cliff vest on the first anniversary date of the grant. The aggregate fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $4.7 million and $0.5 million, respectively. As of December 31, 2025, there was an aggregate of $3.2 million of unrecognized expense related to issued which, is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes the unvested activity for RSUs during the years ended December 31, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2024	—
Granted	47,291	$11.18	0.6 years
Forfeited	(6,262)
Unvested at December 31, 2024	41,029	$10.48	1.6 years
Granted	284,468	$16.44	1.9 years
Forfeited	(10,531)
Vested	(41,029)
Unvested at December 31, 2025	273,937	$16.55	1.9 years
RCUs
The Company has granted RCUs to certain non-employee directors, which cliff vest on the first anniversary date of the grant. During the year ended December 31, 2025, the Company granted approximately 12,900. RCUs, which are cash-settled with the value of each vested RCU equal to the closing price per share of our Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Common Stock at the end of each reporting period. As of December 31, 2025, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Consolidated Balance Sheets.
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
The PSUs that were granted during the years ended December 31, 2025 and 2024 will cliff vest, subject to the achievement of applicable performance criteria and certification by the Board of Directors, on December 31, 2027 and December 31, 2026, respectively. As of December 31, 2025, there was an aggregate of $2.7 million of unrecognized compensation cost related to PSUs.
The following table summarizes the unvested activity for PSUs during the years ended December 31, 2025 and 2024:

	Relative			Absolute
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Unvested at January 1, 2024	177,221			177,222
Granted	139,607	$11.48		151,305	$9.68
Vested	(105,280)			(116,978)
Unvested at December 31, 2024	211,548	$13.03	1.3 years	211,549	$11.86	1.3 years
Granted	71,564	$22.05	2.0 years	73,898	$17.80	2.0 years
Vested	(39,432)			(41,765)
Unvested at December 31, 2025	243,680	$16.36	1.0 year	243,682	$13.52	1.0 year
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
During the years ended December 31, 2025 and 2024, the Company repurchased 994,400 and 1,520,300, respectively, of the Company’s Class A Common Stock for an aggregate $12.3 million and $15.5 million, net of tax on the open market. Since the inception of the repurchase plan announced on March 7, 2023, an accumulated 4,320,200 shares of Class A Common Stock were purchased for a total of $47.1 million, net of tax as of December 31, 2025. The Company has accrued stock repurchase excise tax of $0.1 million for the year ended December 31, 2025.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid dividend distributions totaling $5.5 million and $4.5 million to stockholders in the years ended December 31, 2025 and 2024, respectively. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.

Note 12 — Risk Concentrations
Customer Concentrations
During the year ended December 31, 2025, three customers accounted for approximately 30%, 18%, and 11%, respectively, of the Company’s consolidated revenue. These customers contributed 43% of the revenue for high specification rigs, 2% for wireline services, and 14% for processing solutions and ancillary services. As of December 31, 2025, approximately 56% of the consolidated accounts receivable balance was due from these customers.
The majority of our trade receivables have payment terms of 30 days or less. As of December 31, 2025, the top three trade net receivable balances represented 33%, 17% and 6%, respectively, of consolidated accounts receivable. Within our High Specification Rig segment, the top three net trade receivable balances represented 31%, 22% and 8%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three net trade receivable balances represented 25%, 15% and 14%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 42%, 13% and 9%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
For the year ended December 31, 2024, four customers accounted for approximately 22%, 13%, 13% and 11%, respectively, of the Company’s consolidated revenue. These customers contributed 43% of the revenue for high specification rigs, 8% for wireline services, and 8% for processing solutions and ancillary services. As of December 31, 2024, approximately 61% of the consolidated accounts receivable balance was due from these customers.
Note 13 — Income Taxes
The Company operates exclusively within the U.S. and is subject to U.S. federal and various state income tax. The effective U.S. federal income tax rate applicable to the Company for the years ended December 31, 2025 and 2024 was 31% and 29%, respectively. Total income tax expense for the year ended December 31, 2025 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes and updates to shared based compensation as well as certain non-deductible expenses and for the year ended December 31, 2024 primarily due to the impact of state income taxes as well as certain non-deductible expenses.
Historically, utilization of a portion of the Company's net operating loss carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended. The Company incurred an ownership change, triggering another Section 382 loss limitation, during the three months ended June 30, 2023.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus deprecation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result, the Company evaluated the legislation and determined it did not have a material effect on the provision for income taxes for the year ended December 31, 2025.

	Years Ended December 31,
	2025	2024
Current expense
Federal	$0.1	$0.3
State	—	0.4
Total current expense	0.1	0.7

Deferred expense
Federal	4.9	6.4
State	0.5	0.5
Total deferred expense	5.4	6.9
Income tax expense	$5.5	$7.6

Cash payments of U.S. federal and state income taxes, net of refunds, were as follows (in millions):

	2025	2024
Cash payments of federal income taxes	$0.2	$—
Cash payments of state income taxes
Texas	0.4	0.4
Colorado	—	0.1
Other states	0.1	0.1
Total cash payments	$0.7	$0.6
A reconciliation of the expected income tax expense on income before income taxes using the statutory federal income tax rate of 21% for 2025 and 2024 to income tax expense follows (in millions):

	December 31,
	2025		2024
	Tax Effected	Rate	Tax Effected	Rate
Income before income taxes	$17.8		$26.0
Income tax expense computed at statutory rate	$3.7	21%	$5.5	21%

Reconciling items
State income taxes, net of federal tax benefit	0.5	3%	1.0	4%
Changes in valuation allowances			—	—%
Meals	0.8	4%	0.8	3%
Non-deductible executive compensation	0.4	2%	0.5	2%
Non-deductible expenses and other	0.1	1%	(0.2)	(1)%
Income tax expense	$5.5	31%	$7.6	29%
As of December 31, 2025, the Company has net operating loss carryforwards of approximately $103.3 million, of which $51.6 million are subject to Section 382 limitations. Of this amount, $97.4 million of losses carryforward indefinitely with the remaining loss carried forward expiring beginning in 2034.
The tax effects of the cumulative temporary differences resulting in the net deferred income tax liability, which are shown in Deferred tax liability on the Consolidated Balance Sheets, are as follows (in millions):

	December 31,
	2025	2024
Deferred income tax assets
Net operating loss carryforward	$23.2	$11.9
Stock based compensation	1.7	1.8
Right-of-use liability	2.7	1.7
Other	1.5	1.1
Net deferred income tax asset	$29.1	$16.5

Deferred income tax liabilities
Property and equipment	(49.5)	(32.8)
Right-of-use assets	(2.5)	(1.6)
Other liability	(0.5)	—
Other	(0.1)	(0.3)
Deferred income tax liability	(52.6)	(34.7)
Net deferred income tax liability	$(23.5)	$(18.2)
Other tax matters
The Company qualified for federal government assistance through employee retention credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. As previously reported, the Company filed amended tax returns with the Internal Revenue Service ("IRS") claiming a refund of certain payroll taxes from 2020 and 2021. As of December 31, 2025, the Company has received a portion of the total claim in cash payments and recognized this amount in Other income within the

Consolidated Statement of Operations. The Company has not recognized any receivable for the remaining claimed amount and plans to record the impact of such claims in the period refunds are received.
The Company is subject to the following material taxing jurisdictions: the U.S. and Texas. As of December 31, 2025, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2022 through 2025.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of December 31, 2025, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations. As of December 31, 2025, the Company had not recognized any interest or penalties related to uncertain tax positions in the financial statements.
Note 14 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the stockholders and the weighted average number of shares outstanding during the period for each class of Common Stock. Diluted earnings per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in millions, except share and per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net Income	$12.3	$18.4

Denominator:
Weighted average number of shares - basic	22,358,120	22,518,726
Effect of dilutive share-based awards	317,129	333,906
Weighted average number of shares - diluted	22,675,249	22,852,632

Basic earnings per share	$0.55	$0.82
Diluted earnings per share	$0.54	$0.81
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
Earnout Obligations Related to Business Combinations
In connection with the Company’s acquisition of AWS, the Company included in the Purchase Agreement a contingent consideration arrangement that provides for potential future cash payments to the sellers based on the achievement of specified post-acquisition performance targets during the 12 months following the Acquisition Date. The contingent consideration obligation is recorded at fair value and remeasured each reporting period, with changes in fair value recognized in earnings. See “Part II, Item 8. Financial Statements and Supplementary Data — Note 3 — Business Combinations" for additional information.
Note 16 — Related Party Transactions
Stockholders’ Agreement
In connection with the Offering, Ranger entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with the Legacy Owners and certain other parties. Among other things, the Stockholders’ Agreement provides CSL and

Bayou Wells Holdings Company, LLC (“Bayou Holdings”) with the conditional right to designate nominees to Ranger’s Board of Directors (each, as applicable, a “CSL Director” or “Bayou Director”) based on their respective beneficial ownership levels.
As of December 31, 2025, each of CSL and Bayou Holdings beneficially owned less than 5% of the Company’s outstanding common stock. As a result, neither CSL nor Bayou Holdings currently have any board designation rights under the Stockholders’ Agreement, and none of the current directors of the Company are designees of CSL or Bayou Holdings. The Stockholders’ Agreement remains in effect; however, its board nomination provisions are no longer applicable unless the ownership thresholds specified herein are met in the future.
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
Payments and Purchases
The Company incurred $0.1 million in expenses to board members affiliated with CSL for the year ended December 31, 2024.
During the year ended December 31, 2025, the Company incurred approximately $0.5 million in expenses for supplies provided by an entity affiliated with a member of the Company’s Board of Directors. These supplies were provided in the ordinary course of business and were negotiated on terms the Company believes to be comparable to those that could have been obtained from unaffiliated third parties. Amounts due to the related party were paid during the period.

Note 17 — Segment Reporting
The Company’s operations are located in the U.S. and organized into three reportable segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition-related costs, severance and reorganization costs, gain on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM utilizes Adjusted EBITDA allocate resources for each segment predominantly in the annual planning process and to monitor segment results compared to prior period, forecasted results, and the annual plan.
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

Certain segment information for the years ended December 31, 2025 and 2024 is as follows (in millions):

	Year Ended December 31, 2025
	High Specification Rigs		Wireline Services		Processing Solutions and Ancillary Services	Other	Total
Revenue	$347.0		$68.9		$131.0	$—	$546.9
Employee expenses	177.8		32.6		49.5	17.8	277.7
Repair and maintenance	32.6		6.8		14.2	—	53.6
Other segment items*	66.5		33.0		43.6	11.8	154.9
Depreciation and amortization	24.1		10.4		9.6	2.2	46.3
Impairment of fixed assets	—		—		—	0.4	0.4
Gain on sale of assets	—		—		—	(1.4)	(1.4)
Operating income (loss)	46.0		(13.9)		14.1	(30.8)	15.4
Interest expense, net	—		—		—	1.2	1.2
Other income	—		—		—	(3.6)	(3.6)
Income tax expense	—		—		—	5.5	5.5
Net income (loss)	$46.0		$(13.9)		$14.1	$(33.9)	$12.3

Interest expense, net	—		—		—	1.2	1.2
Tax expense	—		—		—	5.5	5.5
Depreciation and amortization	24.1		10.4		9.6	2.2	46.3
EBITDA	70.1		(3.5)		23.7	(25.0)	65.3
Impairment of fixed assets	—	—	—	—	—	0.4	0.4
Equity based compensation	—		—		—	6.5	6.5
Gain on sale of assets	—		—		—	(1.4)	(1.4)
Severance and reorganization costs	—		1.0		0.1	0.1	1.2
Acquisition related costs	0.2		0.6		0.1	1.4	2.3
Legal fees and settlements	—		—		—	0.8	0.8
Employee retention credit	—		—		—	(3.5)	(3.5)
Inventory adjustment	—		1.6		—	—	1.6
Adjusted EBITDA	$70.3		$(0.3)		$23.9	$(20.7)	$73.2

Capital expenditures	$24.8		$1.0		$6.5	$—	$32.3

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

Note 18 — Subsequent Events
On January 16, 2026, the Company executed a contract with a core customer to build and deploy 15 next generation ECHO hybrid electric rigs. The contract includes provisions for shared capital costs and minimum hourly commitments in future operating periods. The first of these rigs is expected to be delivered in the third quarter of 2026, with all 15 rigs anticipated to be deployed before the end of fiscal year 2027.
On March 5, 2026, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable April 6, 2026 to common stockholders of record at the close of business on March 20, 2026. The declaration of any future dividends is subject to the Board of Directors’ discretion and approval.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a–15(e) and 15d–15(e), was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. The Company acquired AWS on November 7, 2025. Management considered the impact of the acquisition in evaluating the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 did not include the internal controls over financial reporting of AWS, which was acquired on November 7, 2025 and is included in the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2025. As of December 31, 2025, AWS represented 26% of the Company’s consolidated total assets and approximately 5% of consolidated total revenues. Management will include this acquired business in the scope of its assessment of internal control over financial reporting beginning in 2026. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ranger Energy Services, Inc.
Houston, Texas

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ranger Energy Services, Inc. a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of American Well Intermediate Holdings, LLC (“AWS”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 26% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, AWS was acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of AWS.
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

/s/ Grant Thornton LLP
Houston, Texas
March 5, 2026

Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference into this Item information to be disclosed in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, including the information appearing in the proposal for the election of directors and under the headings “Proposal One – Election of Directors,” “Executive Officers,” “Meeting Attendance and Committees of the Board of Directors,” “Corporate Governance Guidelines” and “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
Please see the information appearing under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders for the information this Item 11 requires that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Please see the information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders for the information this Item 12 requires that is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Please see the information appearing in the proposal for the election of directors and under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2026 Annual Meeting of Stockholders for the information this Item 13 requires that is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Grant Thornton LLP, Houston, Texas, Auditor Firm ID: 248. The information required by this Item 14 will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2.5
Membership Interest Purchase Agreement, dated November 7, 2025 by and between Ranger Energy Services, Inc. and American Well Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on November 10, 2025).

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
10.1
Amended and Restated Limited Liability Company Agreement of RNGR Energy Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on August 22, 2017)

10.2†
Ranger Energy Services, Inc. Amended and Restated 2017 Long Term Incentive Plan effective as of May 9, 2025 (incorporated by reference to Annex B to the Registrant’s DEF 14A (File No. 001‑38183) filed with the Commission on March 28, 2025).

10.3†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑220018) filed with the Commission on August 17, 2017)

10.4†
Form of Restricted Stock Agreement (Employees) under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 7, 2024)

10.5†
Form of Restricted Stock Unit Agreement for Employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan (2025) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on April 30, 2025).

10.6†
Form of Restricted Stock Unit Agreement for Directors under the Amended and Restated Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan (2025) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on November 10, 2025).

10.7†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement (2023) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on May 5, 2023).

10.8†
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

10.11†
Form of Amendment to Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreements for 2022, 2023 and 2024 Agreements (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K (File No. 001-38183) filed with the Commission on March 4, 2025.

10.12†
Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement under the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2025) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on April 30, 2025)

10.13	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.14
Tax Receivable Termination and Settlement Agreement entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001- 38183) filed with the Commission on October 4, 2021).

10.15†	Indemnification Agreement (Krishna Shivram) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on August 22, 2017)
10.16†	Indemnification Agreement (Michael C. Kearney) (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on July 31, 2018)
10.17†	Indemnification Agreement (Carla Mashinski) (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K filed with the Commission on March 5, 2024)
10.18†	Indemnification Agreement (Sean Woolverton) (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K filed with the Commission on March 5, 2024)
10.190†
Indemnification Agreement, dated as of June 15, 2022, by and between the Company and Melissa Cougle (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38183) filed with the SEC on June 9, 2022).

10.20†
Indemnification Agreement, dated as of September 1, 2021, by and between the Ranger Energy Services, Inc. and Stuart Bodden (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on September 8, 2021).

10.21†
Form of Ranger Energy Services, Inc. Executive Severance Plan effective July 24, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10‑Q (File No. 001‑38183) filed with the Commission on November 10, 2025).

10.22	Master Financing and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on June 22, 2018)
10.23
Credit Agreement dated May 31, 2023, by and among RNGR Energy Services, LLC and certain of its subsidiaries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38183) filed with the Commission on May 31, 2023).

10.24
First Amendment to the Credit Agreement, dated May 31, 2023, by and among RNGR Energy Services, LLC and certain of its subsidiaries and Wells Fargo Bank, National Association (incorporated by reference to Exhibits 10.1 to the Registrations for 10-Q (File No. 001-38183) filed with the Commission on July 30, 2024).

10.25†
Securities Purchase Agreement entered into as of September 10, 2021, by and between Ranger Energy Services, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.26
Registration Rights Agreement made and entered into as of September 10, 2021, by and among Ranger Energy Services, Inc., and each of the parties listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

10.27†
Voting Agreement, dated as of September 10, 2021, entered into by and among Ranger Energy Services, Inc., affiliates of CSL Capital Management, L.P., and Bayou Well Holdings Company, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-38183) filed with the Commission on October 4, 2021).

19.1
Ranger Energy Services, Inc. Insider Trading Policy Amended and Restated as of June 5, 2024 (incorporated by reference to Exhibit 19.1 to the Registrants Form 10-K (File No. 001-38183) filed with the Commission on March 4, 2025.

*21.1	List of subsidiaries of Ranger Energy Services, Inc.
*23.1	Consent of Grant Thornton LLP
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Ranger Energy Services, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 001-38183) filed with the Commission on March 5, 2024).
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.INS	XBRL Instance Document
*101.LAB	XBRL Labels Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.SCH	XBRL Schema Document
_________________________

*	Filed as an exhibit to this Annual Report on Form 10-K
**	Furnished as an exhibit to this Annual Report on Form 10-K
†	Compensatory plan or arrangement
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

Ranger Energy Services, Inc.

/s/ Stuart N. Bodden	March 5, 2026
Stuart N. Bodden	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart N. Bodden	President, Chief Executive Officer and Director	March 5, 2026
Stuart N. Bodden	(Principal Executive Officer)

/s/ Melissa K. Cougle	Executive Vice President and Chief Financial Officer	March 5, 2026
Melissa K. Cougle	(Principal Financial and Accounting Officer)

/s/ Michael Kearney	Chairman of the Board	March 5, 2026
Michael Kearney

/s/ Krishna Shivram	Director	March 5, 2026
Krishna Shivram

/s/ Carla Mashinski	Director	March 5, 2026
Carla Mashinski

/s/ Sean Woolverton	Director	March 5, 2026
Sean Woolverton