Form 10-Q
period 2026-03-31
Ranger Energy Services, Inc.
filed 2026-04-28
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2026, the registrant had 23,761,623 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of these risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks could materially and adversely affect our financial condition, results of operations and prospects, and include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), those set forth from time-to-time in other filings by the Company with the SEC, and those in this Form 10-Q, including the following factors:
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
•challenges associated with integrating acquired or merged entities, and risks that projected Adjusted EBITDA synergies are not realized;
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
Our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our current and past filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at www.sec.gov. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$6.9	$10.3
Accounts receivable, net	119.1	77.9
Contract assets	19.8	17.1
Inventory	3.1	3.1
Prepaid expenses and other current assets	9.7	12.5
Assets held for sale	0.3	0.3
Total current assets	158.9	121.2

Property and equipment, net	284.1	280.9
Intangible assets, net	4.7	4.9
Operating leases, right-of-use assets	10.1	11.0
Other assets	1.4	1.3
Total assets	459.2	419.3

Liabilities and Stockholders' Equity
Accounts payable	$23.3	$25.3
Accrued expenses	28.5	25.4
Other financing liability, current portion	0.7	0.7
Long-term debt, current portion	26.8	3.5
Short-term lease liability	10.7	11.3
Other current liabilities	5.8	3.0
Total current liabilities	95.8	69.2

Long-term lease liability	15.8	16.8
Other financing liability	9.4	9.6
Deferred tax liability	24.3	23.5
Contract liabilities	13.4	—
Other long-term liabilities	0.1	0.1
Total liabilities	158.8	119.2

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,687,500 shares issued and 23,776,772 shares outstanding as of March 31, 2026; 28,435,316 shares issued and 23,563,288 shares outstanding as of December 31, 2025	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Less: Class A Common Stock held in treasury at cost; 4,910,728 treasury shares as of March 31, 2026 and 4,872,028 treasury shares as of December 31, 2025	(51.4)	(50.9)
Retained earnings	50.5	48.9
Additional paid-in capital	301.0	301.8
Total stockholders' equity	300.4	300.1
Total liabilities and stockholders' equity	$459.2	$419.3
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue
High Specification Rigs	$106.2	$87.5
Wireline Services	10.6	17.2
Processing Solutions and Ancillary Services	42.3	30.5
Total revenue	159.1	135.2

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	85.4	70.1
Wireline Services	10.7	20.3
Processing Solutions and Ancillary Services	34.5	25.0
Total cost of services (exclusive of depreciation and amortization)	130.6	115.4
General and administrative	7.8	7.1
Depreciation and amortization	16.2	10.6
Impairment of assets	—	0.4
(Gain) loss on sale of assets	(0.6)	0.7
Total operating expenses	154.0	134.2

Operating income	5.1	1.0

Other expenses
Interest expense, net	0.8	0.5
Other expenses, net	0.3	—
Total other expenses, net	1.1	0.5

Income before income tax expense (benefit)	4.0	0.5
Income tax expense (benefit)	1.0	(0.1)
Net income	3.0	0.6

Income per common share
Basic	$0.13	$0.03
Diluted	$0.12	$0.03
Weighted average common shares outstanding
Basic	23,604,415	22,308,855
Diluted	24,037,021	23,111,467
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended March 31,
	2026	2025	2026	2025
	Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	28,435,316	26,130,574	$0.3	$0.3
Issuance of shares under share-based compensation plans	389,539	378,894	—	—
Shares withheld for taxes on equity transactions	(137,355)	(133,758)	—	—
Balance, end of period	28,687,500	26,375,710	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(4,872,028)	(3,877,628)	$(50.9)	$(38.6)
Repurchase of Class A Common Stock	(38,700)	—	(0.5)	—
Balance, end of period	(4,910,728)	(3,877,628)	$(51.4)	$(38.6)

Retained Earnings
Balance, beginning of period			$48.9	$42.2
Net income			3.0	0.6
Dividends declared			(1.4)	(1.4)
Balance, end of period			$50.5	$41.4

Additional paid-in capital
Balance, beginning of period			$301.8	$269.9
Equity based compensation			1.5	1.5
Shares withheld for taxes for equity compensation			(2.3)	(1.9)
Balance, end of period			301.0	$269.5

Total stockholders' equity
Balance, beginning of period			$300.1	$273.8
Net income			3.0	0.6
Dividends declared			(1.4)	(1.4)
Equity based compensation			1.5	1.5
Shares withheld for taxes for equity compensation			(2.3)	(1.9)
Repurchase of Class A Common Stock			(0.5)	—
Balance, end of period			$300.4	$272.6
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$3.0	$0.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.2	10.6
Equity based compensation	1.6	1.6
Gain on sale of assets	(0.6)	0.7
Deferred income tax expense	0.8	(0.1)
Impairment of assets	—	0.4
Change in fair value of contingent consideration	0.3	—
Other expenses	0.5	0.2
Changes in operating assets and liabilities
Accounts receivable, net	(42.4)	1.1
Contract assets	(2.7)	(3.1)
Inventory	(0.1)	(0.1)
Prepaid expenses and other current assets	2.8	1.7
Other assets	0.8	0.6
Accounts payable	(1.5)	(0.3)
Accrued expenses	4.4	(2.5)
Other current liabilities	(0.1)	(0.7)
Other long-term liabilities	13.6	(0.1)
Net cash provided by (used in) operating activities	(3.4)	10.6

Cash Flows from Investing Activities
Purchase of property and equipment	(18.3)	(7.2)
Proceeds from disposal of property and equipment	1.0	1.1
Net cash used in investing activities	(17.3)	(6.1)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	42.3	0.1
Principal payments on Revolving Credit Facility	(19.1)	(0.1)
Principal payments on financing lease obligations	(2.9)	(1.7)
Principal payments on other financing liabilities	(0.2)	(0.2)
Dividends paid to Class A Common Stock stockholders	—	(1.3)
Shares withheld for equity compensation	(2.3)	(1.9)
Repurchase of Class A Common Stock	(0.5)	—
Net cash provided by (used in) financing activities	17.3	(5.1)

Decrease in cash and cash equivalents	(3.4)	(0.6)
Cash and cash equivalents, Beginning of Period	10.3	40.9
Cash and cash equivalents, End of Period	6.9	$40.3

Supplemental Cash Flow Information
Interest paid	0.4	$0.5
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	0.2	$0.1
Additions to fixed assets through installment purchases and financing leases	(1.5)	$(1.6)
Additions to fixed assets through asset trades	—	$(0.2)
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
•Income taxes; and
•Equity-based compensation.
New Accounting Pronouncements
Recently adopted accounting standards
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 effective January 1, 2026 and elected to apply the guidance prospectively. Based on the short-term nature of the Company’s accounts receivable and contract assets, historical loss experience, and current credit risk management practices, the adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
Note 3 — Business Combination
The Company completed one acquisition in the fourth quarter of 2025, which was accounted for using the acquisition method of accounting under the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying Condensed Consolidated Statement of Operations from the date of the acquisition. Under the acquisition method of accounting, the assets acquired and liabilities assumed have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into Ranger’s Condensed Consolidated Balance Sheet.
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
The preliminary purchase price allocation previously disclosed in the Company’s Annual Report on Form 10-K for year ended December 31, 2025 has been updated during the three months ended March 31, 2026 to reflect revised estimates, including an update for the refinements to the fair value of certain acquired assets and liabilities based on updated information. The allocation of the purchase price remains preliminary as of March 31, 2026.
The total estimated fair value of consideration transferred in the AWS Acquisition was $88.6 million, consisting of $61.8 million in cash paid at closing, net of a $3.0 million working capital adjustment, 1,998,401 shares of Class A Common Stock issued to the seller, and a $2.3 million contingent consideration measured at fair value that the seller is eligible to receive based on the performance of the AWS Acquisition during the 12 months following the Acquisition Date.
The following table presents the total estimated fair value of assets acquired and liabilities assumed in accordance with ASC 805, as adjusted through March 31, 2026 (in millions):

Cash	$6.3
Accounts receivable	26.1
Inventory	0.2
Prepaid and other current assets	0.1
Property and equipment	67.4
Operating leases, right-of-use asset	6.9
Finance lease right-of-use assets, net	4.6
Total assets acquired	111.6

Accounts payable	7.4
Accrued expenses	4.0
Short-term lease liability	3.7
Long-term lease liability	7.9
Total liabilities assumed	23.0

Total estimated purchase consideration transferred:
Cash	61.8
Net working capital adjustment	(3.0)
Equity issued	27.5
Fair value of contingent consideration	2.3
Total estimated fair value of consideration transferred	$88.6
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
Contingent consideration represents the fair value of the earnout payable to the sellers based on the achievement of defined post-closing performance targets. The contingent consideration was measured at fair value as of the Acquisition Date and classified as a Level 3 liability due to the use of unobservable inputs. The estimated fair value of $2.3 million was determined using a probability-weighted scenario analysis, which incorporates management’s estimates of the likelihood of achieving the applicable performance targets, discounted at the Company’s cost of debt as of the Acquisition Date. The maximum earnout payable to the sellers is $5.0 million. The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in net income. During the three months ended March 31, 2026, the fair value of contingent consideration increased by $0.3 million, which was recognized as Other expenses, net in the Condensed

Consolidated Statement of Operations. As of March 31, 2026, the estimated fair value of the contingent consideration was $2.6 million.
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
As of March 31, 2026, the Company classified $0.3 million of idle high specification rigs within our broader rig portfolio as held for sale as they are being actively marketed, as compared to $0.8 million as of March 31, 2025.
For the three months ended March 31, 2026 and 2025, the Company recognized a net gain on assets previously held in Property and equipment of $0.6 million and a net loss of $0.7 million, respectively, which is shown on the Condensed Consolidated Statements of Operations.
Note 5 — Property and Equipment, Net
Property and equipment, net include the following (in millions):

	Estimated Useful Life (Years)	March 31, 2026	December 31, 2025
High specification rigs	15	$194.2	$191.8
Machinery and equipment	3 - 30	250.0	247.4
Vehicles	3 - 15	63.5	63.4
Other property and equipment	5 - 25	24.9	24.5
Property and equipment		532.6	527.1
Less: accumulated depreciation		(271.9)	(256.8)
Construction in progress		23.4	10.6
Property and equipment, net		$284.1	$280.9
Depreciation expense was $16.0 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively.
Note 6 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (Years)	March 31, 2026	December 31, 2025
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(6.7)	(6.5)
Intangible assets, net		$4.7	$4.9
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending March 31,	Total
2027	$0.7
2028	0.6
2029	0.5
2030	0.5
2031	0.5
Thereafter	1.9
Total	$4.7

Note 7 — Accrued Expenses
Accrued expenses include the following (in millions):

	March 31, 2026	December 31, 2025
Accrued payables	$10.2	$9.1
Accrued compensation	13.5	11.5
Accrued taxes	1.0	1.4
Accrued insurance	3.8	3.4
Accrued expenses	$28.5	$25.4
Note 8 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three months ended March 31, 2026 and 2025, are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Short-term lease costs	$4.0	$3.7
Operating lease costs	$0.7	$0.8
Operating cash outflows from operating leases	$0.8	$0.9

Weighted average remaining lease term	5.2 years	1.8 years
Weighted average discount rate	6.8%	8.1%
As of March 31, 2026, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending March 31,	Total
2027	$4.0
2028	2.3
2029	1.4
2030	1.1
2031	3.9
Total future minimum lease payments	12.7
Less: amount representing interest	(1.8)
Present value of future minimum lease payments	10.9
Less: current portion of operating lease obligations	(3.5)
Long-term portion of operating lease obligations	$7.4
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
Certain of the Company’s customer agreements to construct and operate hybrid rigs (“ECHO Rigs”), contain an operating lease component under ASC 842, Leases. A contract is considered to contain a lease when (i) it specifies identified assets, (ii) the customer obtains substantially all of the economic benefits from those assets during the period of use, and (iii) the customer directs the use of the assets during the period of use. The Company has elected the lessor practical expedient to combine lease and non-lease components when (a) the revenue recognition pattern is the same and (b) the lease component, if accounted for separately, would be classified as an operating lease. When the non-lease component is the predominant element, the combined component is accounted for under ASC 606, Revenue from Contracts with Customers.

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
Lease costs and other information related to finance leases for the three months ended March 31, 2026 and 2025, are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Amortization of finance leases	$3.0	$1.6
Interest on lease liabilities	$0.6	$0.6
Financing cash outflows from finance leases	$2.9	$1.7

Weighted average remaining lease term	2.3 years	2.1 years
Weighted average discount rate	6.4%	6.5%
As of March 31, 2026, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending March 31,	Total
2027	$8.2
2028	5.6
2029	3.1
2030	0.5
Total future minimum lease payments	17.4
Less: amount representing interest and fees	(1.8)
Present value of future minimum lease payments	15.6
Less: current portion of finance lease obligations	(7.2)
Long-term portion of finance lease obligations	$8.4

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
As of March 31, 2026, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending March 31,	Total
2027	$0.7
2028	0.8
2029	0.9
2030	0.8
2031	1.0
Thereafter	5.9
Total future minimum lease payments	$10.1
Note 10 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of March 31, 2026, which is applicable only under certain borrowing levels.

The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of March 31, 2026, Letters of Credit outstanding totaled $4.2 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with the annual insurance renewals. The interest rate applicable to the Letters of Credit was approximately 2.0% for the month ended March 31, 2026.
The Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue, less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as a current liability on the Condensed Consolidated Balance Sheets.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $66.5 million, which was based on a borrowing base certificate in effect as of March 31, 2026. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company had outstanding borrowings of $26.7 million under the Wells Fargo Revolving Credit Facility as of March 31, 2026 and had $4.2 million in Letters of Credit open under the facility, leaving a residual $35.6 million available for borrowings as of March 31, 2026. Long-term debt, current portion on the Condensed Consolidated Balance Sheets also included other immaterial financing obligations, including vehicle-related financing arrangements. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.8% for the three months ended March 31, 2026. As of March 31, 2026, the Company’s borrowing base did not include any accounts receivable or unbilled revenue from the acquisition. The Company continues to evaluate the inclusion of such balances under the Credit Agreement as the acquired business is further integrated.
Note 11 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. No RSAs were granted during 2026 or 2025. As of March 31, 2026, there was an aggregate of $1.1 million of unrecognized expense related to RSAs issued, which is expected to be recognized over a weighted average period of 1.0 year.
Restricted Stock Units
Beginning in 2025, the Company stopped issuing RSAs and began issuing RSUs to certain employees in lieu of RSAs. These employee RSUs generally vest in three equal annual installments beginning on the first anniversary date of the grant. In addition, the Company began granting RSUs in 2024 to certain non-employee directors, which vest on the first anniversary of the date of the grant. During the three months ended March 31, 2026, the Company granted approximately 311,200 RSUs to employees with an approximated aggregate value of $5.3 million. During the three months ended March 31, 2025, the Company granted approximately 232,500 RSUs to employees with an approximated aggregate value of $4.0 million. As of March 31, 2026, there was an aggregate of $7.9 million of unrecognized expense related to RSUs issued to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.5 years.
Certain non-employee directors may elect for a portion of their RSUs to settle in the form of restricted cash units (“RCUs”), which vest on the same schedule as the originally granted RSUs.
RCUs are cash-settled with the value of each vested RCU equal to the closing price per share of our Class A Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Class A Common Stock at the end of each reporting period. As of March

31, 2026, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
Performance Stock Units
The performance criteria applicable to performance stock units that have been granted by the Company are based on relative total stockholder return, which measures the Company’s total stockholder return as compared to the total stockholder return of a designated peer group, and absolute total stockholder return. Generally, the performance stock units are subject to a three-year performance period.
During the three months ended March 31, 2026, the Company granted approximately 154,100 target shares of market-based performance stock units, of which 77,050 were granted at a relative grant date fair value of approximately $22.20 per share and 77,050 were granted at an absolute grant date fair value of approximately $21.74 per share. Shares granted during the three months ended March 31, 2026 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2028. During the three months ended March 31, 2025, the Company granted approximately 136,000 target shares of market-based performance stock units, of which 68,000 were granted at a relative grant date fair value of approximately $22.46 per share and 68,000 were granted at an absolute grant date fair value of approximately $18.24 per share. As of March 31, 2026, there was an aggregate of $5.6 million of unrecognized compensation cost related to performance stock units, which is expected to be recognized over a weighted average period of 1.7 years.
Effective March 3, 2025, the Company modified the absolute total stockholder return calculation for grants made to three grantees in 2023 and 2024 to include dividends in the calculation of absolute stockholder return. The modification resulted in incremental compensation cost of $0.1 million, which was recognized in 2025.
Share Repurchases
On March 7, 2023, the Company announced a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved additional share repurchases of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is valid for 36 months after the approval date, and may be accelerated, suspended or discontinued at any time without notice, allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027.
During the three months ended March 31, 2026, the Company repurchased 38,700 shares of the Company’s Class A Common Stock for a total of $0.5 million, net of tax on the open market. As of March 31, 2026, an aggregate of 4,358,900 shares of Class A Common Stock were purchased for a total of $47.7 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $37.6 million remained available under the share repurchase program.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid $1.3 million to stockholders for the three months ended March 31, 2025. As of March 31, 2026, $1.4 million of dividends were declared and unpaid, and were included in Other current liabilities in the Condensed Consolidated Balance Sheet.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
Note 12 — Risk Concentrations
Customer Concentrations
During the three months ended March 31, 2026, three customers accounted for approximately 40%, 16%, and 10%, respectively, of the Company’s consolidated revenues. These customers contributed 61% of the revenue for high specification rigs, 30% for wireline services, and 72% for processing solutions and ancillary services. As of March 31, 2026, approximately 71% of the net accounts receivable balance, in aggregate, was due from these customers.

The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2026, the top three trade receivable balances represented approximately 52%, 15%, and 4%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 46%, 16%, and 6%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 21%, 16%, and 14%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 67%, 13%, and 7%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
During the three months ended March 31, 2025, four customers accounted for approximately 29%, 13%, 11%, and 11%, respectively, of the Company’s consolidated revenues. For the three months ended March 31, 2025, these customers contributed 70% of the revenue for high specification rigs, 28% for wireline services, and 66% for processing solutions and ancillary services. As of March 31, 2025, approximately 64% of the net accounts receivable balance, in aggregate, was due from these customers.
Note 13 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the three months ended March 31, 2026 and 2025 was 25.3% and (30.6)%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Certain elements of the OBBBA are not effective until 2026, which the Company has evaluated. As a result, the Company evaluated the legislation and determined it did not have a material effect on the provision for income taxes in 2026.
Tax Attributes
Historically, utilization of a portion of the Company's net operating loss carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended. The Company incurred an ownership change, triggering another Section 382 loss limitation, during the three months ended June 30, 2023.
As the Company continues to experience increasing profits, we believe we will fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company has not recorded a valuation allowance against any deferred tax assets as of March 31, 2026.
Other Tax Matters
Total income tax expense for the three months ended March 31, 2026 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses.
The Company qualified for federal government assistance through employee retention credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. As previously reported, the Company filed amended tax returns with the Internal Revenue Service ("IRS") claiming a refund of certain payroll taxes from 2020 and 2021. During 2025, the Company received a portion of the claimed refunds in cash and recognized such amounts in Other income in the periods received. As of March 31, 2026, the Company had not recognized a receivable for the remaining claimed amount and plans to record any additional refunds in the period received.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of March 31, 2026, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2022 through 2025.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2026, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 14 — Earnings per Share
Earnings per share is based on the amount of earnings allocated to the stockholders and the weighted average number of shares outstanding during the period for each class of Common Stock. Diluted earnings per share is computed giving effect to all potentially dilutive shares. The following table presents the Company’s calculation of the basic and diluted earnings per share (in millions, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$3.0	$0.6
Net income attributable to Class A Common Stock	$3.0	$0.6

Diluted:
Income attributable to Ranger Energy Services, Inc.	$3.0	$0.6
Net income attributable to Class A Common Stock	$3.0	$0.6

Weighted average shares (denominator):
Weighted average number of shares - basic	23,604,415	22,308,855
Effect of share-based awards	432,606	802,612
Weighted average number of shares - diluted	24,037,021	23,111,467

Basic income per share	$0.13	$0.03
Diluted income per share	$0.12	$0.03
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
Earnout Obligations Related to Business Combination
In connection with the Company’s acquisition of AWS, the Company included in the Purchase Agreement a contingent consideration arrangement that provides for potential future cash payments to the sellers based on the achievement of specified post-acquisition performance targets during the 12 months following the Acquisition Date. The contingent consideration obligation is recorded at fair value and remeasured each reporting period, with changes in fair value recognized in earnings. During the three months ended March 31, 2026, the fair value of the contingent consideration increased by $0.3 million. As of March 31, 2026, the fair value of the contingent consideration liability was $2.6 million. See “Part I,—Note 3—Business Combination" for additional information.

Note 16 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services, or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, adjustment to contingent consideration, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM utilizes Adjusted EBITDA to allocate resources for each segment predominantly in the annual planning process and to monitor segment results compared to prior period, forecasted results, and the annual plan.
The reportable segments have been categorized based on services provided in each line of business. The tables below present Adjusted EBITDA, as the Company believes this is most consistent with the principles used in measuring the financial statements.
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
Certain segment information for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Three Months Ended March 31, 2026
Revenue	$106.2	$10.6	$42.3	$159.1
Employee expenses	53.4	5.2	16.1	74.7
Repair and maintenance	10.7	0.8	4.9	16.4
Other segment items*	21.2	4.7	13.6	39.5
Plus: Acquisition related costs	0.5	—	0.3	0.8
Adjusted EBITDA	$21.4	$(0.1)	$8.0	$29.3

Depreciation and amortization	$10.3	$2.3	$3.7	$16.3
Capital expenditures	$16.1	$—	$3.5	$19.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Three Months Ended March 31, 2025
Revenue	$87.5	$17.2	$30.5	$135.2
Employee expenses	45.1	9.5	6.5	61.1
Repair and maintenance	8.0	2.3	2.7	13.0
Other segment items*	17.0	8.5	15.8	41.3
Plus: Severance and reorganization costs	—	0.2	0.1	0.3
Plus: Acquisition related costs	—	0.6	—	0.6
Adjusted EBITDA	$17.4	$(2.3)	$5.5	$20.7

Depreciation and amortization	$5.4	$2.7	$2.2	$10.3
Capital expenditures	$7.3	$—	$1.7	$9.0
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

A reconciliation of Adjusted EBITDA to income before income taxes and net income is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Total segment Adjusted EBITDA	$29.3	$20.7
Other unallocated expenses	(6.0)	(5.2)
Impairment of assets	—	(0.4)
Equity based compensation	(1.6)	(1.5)
Gain (loss) on sale of assets	0.6	(0.7)
Severance and reorganization costs	—	(0.6)
Acquisition related costs	(1.0)	(0.4)
Legal fees and settlements	—	(0.3)
Adjustment to contingent consideration	(0.3)	—
Depreciation and amortization	(16.2)	(10.6)
Interest expense, net	(0.8)	(0.5)
Income before income taxes	4.0	0.5
Income tax expense (benefit)	(1.0)	0.1
Net income	$3.0	$0.6
Note 17 — Subsequent Events
On April 27, 2026, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable May 22, 2026 to common stockholders of record at the close of business on May 8, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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
For additional financial information about our segments, please see “Item 1. Financial Information—Note 16 — Segment Reporting.”
Business Outlook
Market conditions across the oilfield services sector remained mixed during the first quarter of 2026. While recent geopolitical events have increased volatility in commodity prices, the Company continues to expect customer activity to be shaped by operators’ longer-term capital discipline, basin-level economics and production priorities rather than short-term price movements alone. Our production-oriented service lines continue to support relative resilience in our core business, although the Company is more optimistic with respect to customer spending trends, industry competition and the potential for activity adjustments if commodity supply remains disrupted by current geopolitical events. Over the longer term, if these disruptions persist, there is an increased likelihood of an ultimate demand weakening which would also have the potential to affect North American oil and gas activity.
The Company continues to monitor macroeconomic and industry developments that may affect demand for its services. The U.S. Energy Information Administration (“EIA”) noted in its March 2026 Short Term Energy Outlook that Brent crude oil prices are expected to remain above $95 per barrel in the near term before declining below $80 per barrel in the third quarter of 2026 and averaging approximately $70 per barrel in the fourth quarter of 2026, as growing oil inventories begin to weigh on prices. The EIA also forecast U.S. crude oil production to average 13.6 million barrels per day in 2026.
Although near-term commodity prices have been impacted by recent disruptions in the Middle East, the Company believes customers will continue to prioritize efficient production from existing wells and disciplined development activity. As a provider of production- and completion-oriented well services with solely domestic operations, we believe our service offering is positioned to benefit from customer demand tied to maintaining and enhancing production. However, prolonged weakness in oil prices, sustained inflationary pressures, increased competitive pricing or reductions in customer capital spending could adversely affect utilization, pricing and financial results, particularly in service lines more directly exposed to discretionary completions activity.
Following the acquisition of AWS in November 2025, the Company entered 2026 with a larger presence in the Permian Basin and an operating footprint more heavily concentrated in this basin than in prior operating periods. AWS complements the Company’s existing service offerings, and the Company expects the acquisition to contribute to improved financial performance in 2026. During the remainder of the year, the Company is focused on integrating the AWS operations into its business, maintaining service quality for customers and preserving liquidity and balance sheet flexibility.
The Company also continues to monitor longer-term trends that may influence demand for its services, including ongoing regulatory focus on emissions and flaring, the pace of natural gas infrastructure development and changing customer demand for field-level gas processing solutions. While the Company’s direct exposure to natural gas markets is more limited than its exposure to crude oil markets, these factors could provide incremental support for certain of the Company’s service offerings.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, adjustment to contingent consideration, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
Revenue
High Specification Rigs	$106.2	$87.5	$18.7	21%
Wireline Services	10.6	17.2	(6.6)	(38)%
Processing Solutions and Ancillary Services	42.3	30.5	11.8	39%
Total revenue	159.1	135.2	23.9	18%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	85.4	70.1	15.3	22%
Wireline Services	10.7	20.3	(9.6)	(47)%
Processing Solutions and Ancillary Services	34.5	25.0	9.5	38%
Total cost of services (exclusive of depreciation and amortization)	130.6	115.4	15.2	13%
General and administrative	7.8	7.1	0.7	10%
Depreciation and amortization	16.2	10.6	5.6	53%
Impairment of assets	—	0.4	(0.4)	(100)%
(Gain) loss on sale of assets	(0.6)	0.7	(1.3)	(186)%
Total operating expenses	154.0	134.2	19.8	15%

Operating income	5.1	1.0	4.1	410%

Other expenses
Interest expense, net	0.8	0.5	0.3	60%
Other expense, net	0.3	—	0.3	100%
Total other expenses, net	1.1	0.5	0.6	120%

Income before income tax expense (benefit)	4.0	0.5	3.5	700%
Income tax expense (benefit)	1.0	(0.1)	1.1	1100%
Net income	$3.0	$0.6	$2.4	400%
Revenue. Revenue for the three months ended March 31, 2026 increased $23.9 million, or 18%, to $159.1 million from $135.2 million for the three months ended March 31, 2025. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended March 31, 2026 increased $18.7 million, or 21%, to $106.2 million from $87.5 million for the three months ended March 31, 2025. The increase in revenue reflects revenue growth of $26.3 million related to the AWS acquisition and included a corresponding increase in total rig hours to 145,400 hours for the three months ended March 31, 2026 from 115,700 hours reported for three months ended March 31, 2025.
Wireline Services. Wireline Services revenue for the three months ended March 31, 2026 decreased $6.6 million, or 38%, to $10.6 million from $17.2 million for the three months ended March 31, 2025. The decreased revenue was primarily attributable to a decrease in demand as completion services revenue decreased by $3.2 million, where there was a 47% decrease in completed stage counts to 740 for the three months ended March 31, 2026 from 1,400 for the three months ended March 31, 2025. This is coupled by a decrease in production and pump down services revenue by $2.3 million and $1.1 million, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended March 31, 2026 increased $11.8 million, or 39%, to $42.3 million from $30.5 million for the three months ended March 31, 2025. The increase reflects higher activity in other Ancillary Services lines with revenue growth of $13.4 million related to the AWS acquisition.

Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended March 31, 2026 increased $15.2 million, or 13%, to $130.6 million from $115.4 million for the three months ended March 31, 2025. As a percentage of revenue, cost of services was 82% and 85% for the three months ended March 31, 2026 and 2025, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended March 31, 2026 increased $15.3 million, or 22%, to $85.4 million from $70.1 million for the three months ended March 31, 2025. The increase is primarily attributable to increased employee labor and repair and maintenance costs which amounted to $6.5 million and $2.4 million, respectively. These increases were driven by higher activity levels and the inclusion of $21.6 million of costs related to the AWS acquisition. As a percentage of High Specification Rigs revenue, cost of services was 80% for the three months ended March 31, 2026, consistent with 80% for the three months ended March 31, 2025.
Wireline Services. Wireline Services cost of services for the three months ended March 31, 2026 decreased $9.6 million, or 47%, to $10.7 million from $20.3 million for the three months ended March 31, 2025. The decrease is primarily attributable to a decrease in costs from the completion services line by approximately $4.2 million as the Company reorganized this service line in response to lower operation activity. Additionally, costs decreased within production and pump down services by $3.6 million and $1.8 million, respectively. As a percentage of Wireline Services revenue, cost of services decreased from 118% for the three months ended March 31, 2025 to 101% for the three months ended March 31, 2026. These cost reductions reflect the Company’s efforts to align the Wireline Services cost structure with current activity levels, which contributed to improved profitability despite continued pressure on revenue.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended March 31, 2026 increased $9.5 million, or 38%, to $34.5 million from $25.0 million for the three months ended March 31, 2025. The increase is primarily attributable to increased employee labor and repair and maintenance costs which amounted to $3.2 million and $1.6 million, respectively. These increases were driven by higher activity levels and the inclusion of $11.3 million of costs related to operations acquired in the AWS Acquisition. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services was 82% for the three months ended March 31, 2026, consistent with 82% for the three months ended March 31, 2025.
General & Administrative. General and administrative expenses for the three months ended March 31, 2026 increased $0.7 million, or 10%, to $7.8 million from $7.1 million for the three months ended March 31, 2025. The increase is primarily attributable to increased employee labor and accounting and professional fees.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2026 increased $5.6 million, or 53%, to $16.2 million from $10.6 million for the three months ended March 31, 2025. The increase is primarily due to the inclusion of depreciation associated with assets acquired in the AWS Acquisition.
Interest Expense, net. Interest expense, net increased from $0.5 million for the three months ended March 31, 2025 to $0.8 million for the three months ended March 31, 2026. The increase to net interest expense was attributable to the increased principal balance on our Wells Fargo Revolving Credit Facility.
Income Tax Expense. Income tax expense for the three months ended March 31, 2026 increased $1.1 million, or 1100%, to $1.0 million compared to an income tax benefit of $0.1 million for three months ended March 31, 2025. The increase in tax expense resulted from an increase in profit before tax when compared to the prior period.
Net Income. Net income for the three months ended March 31, 2026 increased $2.4 million, or 400%, to $3.0 million from $0.6 million for the three months ended March 31, 2025. The increase in net income was driven by the AWS Acquisition.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, adjustment to contingent consideration, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.

We believe Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with U.S. GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Information—Note 16—Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2026
Net income (loss)	$10.6	$(2.4)	$4.0	$(9.2)	$3.0
Interest expense, net	—	—	—	0.8	0.8
Income tax expense	—	—	—	1.0	1.0
Depreciation and amortization	10.3	2.3	3.7	(0.1)	16.2
EBITDA	20.9	(0.1)	7.7	(7.5)	21.0
Equity based compensation	—	—	—	1.6	1.6
Gain on sale of assets	—	—	—	(0.6)	(0.6)
Acquisition related costs	0.5	—	0.3	0.2	1.0
Adjustment to contingent consideration	—	—	—	0.3	0.3
Adjusted EBITDA	$21.4	$(0.1)	$8.0	$(6.0)	$23.3

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended March 31, 2025
Net income (loss)	$12.0	$(5.8)	$3.3	$(8.9)	$0.6
Interest expense, net	—	—	—	0.5	0.5
Income tax benefit	—	—	—	(0.1)	(0.1)
Depreciation and amortization	5.4	2.7	2.2	0.3	10.6
EBITDA	17.4	(3.1)	5.5	(8.2)	11.6
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	1.5	1.5
Loss on sale of assets	—	—	—	0.7	0.7
Severance and reorganization costs	—	0.6	—	—	0.6
Acquisition related costs	—	0.2	0.1	0.1	0.4
Legal fees and settlements	—	—	—	0.3	0.3
Adjusted EBITDA	$17.4	$(2.3)	$5.6	$(5.2)	$15.5

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(1.4)	$3.4	$0.7	$(0.3)	$2.4
Interest expense, net	—	—	—	0.3	0.3
Income tax expense (benefit)	—	—	—	1.1	1.1
Depreciation and amortization	4.9	(0.4)	1.5	(0.4)	5.6
EBITDA	3.5	3.0	2.2	0.7	9.4
Impairment of assets	—	—	—	(0.4)	(0.4)
(Gain) loss on sale of assets	—	—	—	(1.3)	(1.3)
Severance and reorganization costs	—	(0.6)	—	—	(0.6)
Acquisition related costs	0.5	(0.2)	0.2	0.1	0.6
Legal fees and settlements	—	—	—	(0.3)	(0.3)
Adjustment to contingent consideration	—	—	—	0.3	0.3
Adjusted EBITDA	$4.0	$2.2	$2.4	$(0.8)	$7.8
Adjusted EBITDA for the three months ended March 31, 2026 increased $7.8 million to $23.3 million from $15.5 million for the three months ended March 31, 2025. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended March 31, 2026 increased $4.0 million to $21.4 million from $17.4 million for the three months ended March 31, 2025, due to an increase in revenue of $18.7 million, partially offset by a corresponding increase in cost of services of $15.3 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended March 31, 2026 increased $2.2 million to a loss of $0.1 million from a loss of $2.3 million for the three months ended March 31, 2025, due to a decrease in cost of services of $9.6 million, partially offset by a corresponding decline in revenue of $6.6 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended March 31, 2026 increased $2.4 million to $8.0 million from $5.6 million for the three months ended March 31, 2025, due to an increase in revenue of $11.8 million, partially offset by a corresponding increase in cost of services of $9.5 million.
Other. Other Adjusted EBITDA for the three months ended March 31, 2026 increased $0.8 million to a loss of $6.0 million from a loss of $5.2 million for the three months ended March 31, 2025. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of March 31, 2026, we had total liquidity of $42.5 million, consisting of $6.9 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $35.6 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $66.5 million, net of $4.2 million of Letters of Credit open under the facility. This compares to the Company’s available borrowing capacity under the Wells Fargo Revolving Credit Facility of $71.3 million as of March 31, 2025 and $71.2 million as of December 31, 2025. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. Based upon current levels of operations and anticipated growth, we expect that cash generated from operations, combined with borrowings under our credit facilities, including our Wells Fargo Revolving Credit Facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in millions)
Net cash provided by (used in) operating activities	$(3.4)	$10.6	$(14.0)	(132)%
Net cash used in investing activities	(17.3)	(6.1)	(11.2)	(184)%
Net cash provided by (used in) financing activities	17.3	(5.1)	22.4	439%
Net change in cash	$(3.4)	$(0.6)	$(2.8)	(467)%
Operating Activities
Net cash from operating activities decreased $14.0 million to $3.4 million cash of used in operating activities for three months ended March 31, 2026 compared to $10.6 million of cash provided by operating activities for the three months ended March 31, 2025. The change was primarily driven by a $35.7 million decrease in cash generated from working capital, which was a cash outflow of $39.6 million for the three months ended March 31, 2026, compared to $3.9 million for the three months ended March 31, 2025, primarily due to lower collections activity in the current quarter and early payments on accounts payable in connection with the planned transition of the legacy AWS entity to the Ranger ERP system.
Investing Activities
Net cash used in investing activities increased $11.2 million to $17.3 million for three months ended March 31, 2026 compared to $6.1 million for the three months ended March 31, 2025. The change in cash flows used investing activities is largely attributable to increases in construction in progress for the build out of ECHO hybrid rigs relative to those that occurred during the three months ended March 31, 2025.
Financing Activities
Net cash from financing activities increased $22.4 million to $17.3 million of cash provided by financing activities for three months ended March 31, 2026 compared to $5.1 million of cash used in financing activities for the three months ended March 31, 2025. The change was primarily driven by borrowings on the Wells Fargo Revolving Credit Facility to cover working capital and payments unique to the first quarter such as bonus and incremental payroll taxes.
Supplemental Disclosures
During the three months ended March 31, 2026, the Company added fixed assets of $1.3 million primarily related to finance leased assets across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, increased to $63.1 million as of March 31, 2026, compared to $52.0 million as of December 31, 2025. The increase was primarily driven by a higher accounts receivable balance due to the timing of customer collections, partially offset by borrowings on our Wells Fargo Revolving Credit Facility.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of March 31, 2026, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of March 31, 2026, Letters of Credit outstanding totaled $4.2 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with the annual insurance renewals. The interest rate applicable to the Letters of Credit was approximately 2.0% for the month ended March 31, 2026.

The Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue, less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permits the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as a current liability on the Condensed Consolidated Balance Sheets.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $66.5 million, which was based on a borrowing base certificate in effect as of March 31, 2026. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company had outstanding borrowings of $26.7 million under the Wells Fargo Revolving Credit Facility as of March 31, 2026 and had $4.2 million in Letters of Credit open under the facility, leaving a residual $35.6 million available for borrowings as of March 31, 2026. Long-term debt, current portion on the Condensed Consolidated Balance Sheets also included other immaterial financing obligations, including vehicle-related financing arrangements. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.8% for the three months ended March 31, 2026. As of March 31, 2026, the Company’s borrowing base did not include any accounts receivable or unbilled revenue from the acquisition. The Company continues to evaluate the inclusion of such balances under the Credit Agreement as the acquired business is further integrated.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that could be utilized for up to 36 months, and may be accelerated, suspended or discontinued at any time without notice. On March 4, 2024, the Company announced that the Board of Directors approved for an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the three months ended March 31, 2026, the Company repurchased 38,700 shares of the Company’s Class A Common Stock for a total of $0.5 million, net of tax on the open market. As of March 31, 2026, an aggregate of 4,358,900 shares of Class A Common Stock were purchased for a total of $47.7 million, net of tax since the inception of the repurchase program announced on March 7, 2023 and $37.6 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. As of March 31, 2026, $1.4 million of dividends were declared and unpaid, and were included in Other current liabilities in the Condensed Consolidated Balance Sheet.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
Critical Accounting Estimates and Policies
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2025.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Recent Events
Demand for the Company’s services, and the pricing and terms for those services, are largely dependent on activity levels in the U.S. oil and natural gas industry. During 2025 and into 2026, global macroeconomic and geopolitical developments have continued to contribute to commodity price volatility and uncertainty in upstream investment activity, including uncertainty regarding global economic growth, evolving U.S. energy and trade policies, OPEC+ production levels and ongoing instability in the Middle East.

These developments could affect commodity prices, customer activity levels and demand for the Company’s services. In the near term, commodity price movements remain uncertain and may be influenced by the extent to which U.S. tariff policies affect macroeconomic growth and energy demand, as well as by changes in global supply resulting from OPEC+ production decisions. Such conditions could affect domestic production activity, particularly among smaller producers, and could have a material effect on the Company’s operations, earnings, cash flows and financial condition. The Company continues to monitor these evolving conditions closely and remains focused on operational flexibility and cost discipline.
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Wells Fargo Revolving Credit Facility, to fund operations. As of March 31, 2026, the Company had outstanding borrowings of $26.7 million under the Wells Fargo Revolving Credit Facility, with a weighted average rate of 5.8%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables have payment terms of 30 days or less. As of March 31, 2026, the top three trade receivable balances represented approximately 52%, 15%, and 4%, respectively, of consolidated net accounts receivable. Within our High Specification Rig segment, the top three trade receivable balances represented 46%, 16%, and 6%, respectively, of total High Specification Rig net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 21%, 16%, and 14%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 67%, 13%, and 7%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended March 31, 2026.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2026 - January 31, 2026	13,000	$13.98	13,000	$38,063,640
February 1, 2026 - February 28, 2026	—	—	—	38,063,640
March 1, 2026 - March 31, 2026	163,055	16.89	25,700	37,624,734
Total	176,055	$16.67	38,700	$37,624,734
_________________________
(1)    Total number of shares repurchased during the first quarter of 2026 consists of 137,355 shares of Class A Common Stock, at an average price paid per share of $16.85, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 38,700 shares of Class A Common Stock, at an average price paid per share of $16.04, repurchased pursuant to the repurchase program authorized by the Board of Directors.
(2)    For the three months ended March 31, 2026, 38,700 shares of Class A Common Stock were repurchased for a total of $0.5 million, net of tax. As of March 31, 2026, an aggregate of 4,358,900 shares of Class A Common Stock were purchased for a total of $47.7 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
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

Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On March 6, 2026, J. Matt Hooker, our Executive Vice President, Well Services, adopted a written trading plan for the sale of our Class A Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. Hooker’s Rule 10b5-1 Trading Plan provides for the sale of up to 15,180 shares of our Class A common stock, during the period beginning on June 5, 2026 and ending June 7, 2027.
During the three months ended March 31, 2026, except for the Rule 10b5-1 Trading Plan adopted by Mr. Hooker as described above, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
10.1*	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan (2026)
10.2*	Form of Ranger Energy Services, Inc. Performance Stock Unit Award Incentive Agreement under the Amended and Restated Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (2026)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL*	iXBRL Calculation Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
101.INS*	iXBRL Instance Document
101.LAB*	iXBRL Labels Linkbase Document
101.PRE*	iXBRL Presentation Linkbase Document
101.SCH*	iXBRL Schema Document
104*	Cover page interactive data file (formatted in iXBRL and contained in Exhibit 101)

*    Filed as an exhibit to this Quarterly Report on Form 10-Q.
**    Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Melissa Cougle	April 28, 2026
Melissa Cougle	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)