Form 10-Q
period 2026-06-30
Ranger Energy Services, Inc.
filed 2026-07-28
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2026, the registrant had 23,402,023 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

RANGER ENERGY SERVICES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “should,” “intend,” “could,” “believe,” “anticipate,” “estimate,” “expect,” “outlook,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
We caution you that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of these risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. These risks could materially and adversely affect our financial condition, results of operations and prospects, and include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), those set forth from time to time in other filings by the Company with the SEC, and those in this Form 10-Q, including the following factors:
•reductions in capital spending by participants in the oil and natural gas industry;
•volatility of oil and natural gas prices that impact the supply of and demand for oil and natural gas;
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
•challenges associated with integrating acquired or merged entities, and risks that the expected benefits from acquisitions (including expected anticipated synergies) are not realized;
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
•claims, including personal injury and property damage;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$4.2	$10.3
Accounts receivable, net	123.5	77.9
Contract assets	34.4	17.1
Inventory	3.0	3.1
Prepaid expenses and other current assets	8.4	12.5
Assets held for sale	0.3	0.3
Total current assets	173.8	121.2

Property and equipment, net	278.5	280.9
Intangible assets, net	4.5	4.9
Operating leases, right-of-use assets	9.4	11.0
Other assets	1.4	1.3
Total assets	467.6	419.3

Liabilities and Stockholders' Equity
Accounts payable	$29.5	$25.3
Accrued expenses	40.1	25.4
Other financing liability, current portion	0.8	0.7
Long-term debt, current portion	13.7	3.5
Short-term lease liability	10.6	11.3
Other current liabilities	5.8	3.0
Total current liabilities	100.5	69.2

Long-term lease liability	14.8	16.8
Other financing liability	9.2	9.6
Deferred tax liability	27.2	23.5
Contract liabilities	12.9	—
Other long-term liabilities	0.1	0.1
Total liabilities	164.7	119.2

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,694,851 shares issued and 23,501,223 shares outstanding as of June 30, 2026; 28,435,316 shares issued and 23,563,288 shares outstanding as of December 31, 2025	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Less: Class A Common Stock held in treasury at cost; 5,193,628 treasury shares as of June 30, 2026 and 4,872,028 treasury shares as of December 31, 2025	(55.9)	(50.9)
Retained earnings	55.9	48.9
Additional paid-in capital	302.6	301.8
Total stockholders' equity	302.9	300.1
Total liabilities and stockholders' equity	$467.6	$419.3
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
High Specification Rigs	$113.4	$86.3	$222.5	$173.8
Wireline Services	18.6	22.1	29.2	39.3
Processing Solutions and Ancillary Services	44.5	32.2	83.9	62.7
Total revenue	176.5	140.6	335.6	275.8

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	93.0	68.7	181.2	138.8
Wireline Services	15.2	20.7	25.9	41.0
Processing Solutions and Ancillary Services	34.5	25.6	66.2	50.6
Total cost of services (exclusive of depreciation and amortization)	142.7	115.0	273.3	230.4
General and administrative	7.6	7.0	15.4	14.1
Depreciation and amortization	15.6	10.9	31.8	21.5
Impairment of assets	—	—	—	0.4
Gain on sale of assets	(1.2)	(0.9)	(1.8)	(0.2)
Total operating expenses	164.7	132.0	318.7	266.2

Operating income	11.8	8.6	16.9	9.6

Other income and expenses
Interest expense, net	1.1	0.1	1.9	0.6
Other expense (income), net	0.4	(1.6)	0..7	(1.6)
Total other expense (income), net	1.5	(1.5)	2.6	(1.0)

Income before income tax expense	10.3	10.1	14.3	10.6
Income tax expense	3.4	2.8	4.4	2.7
Net income	6.9	7.3	9.9	7.9

Income per common share
Basic	$0.29	$0.33	$0.42	$0.35
Diluted	$0.29	$0.32	$0.41	$0.35
Weighted average common shares outstanding
Basic	23,694,601	22,457,455	23,649,757	22,384,737
Diluted	23,995,214	22,673,369	23,983,192	22,714,732
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	28,687,500	26,375,710	$0.3	$0.3	28,435,316	26,130,574	$0.3	$0.3
Issuance of shares under share-based compensation plans	9,921	16,580	—	—	399,460	395,474	—	—
Shares withheld for taxes on equity transactions	(2,570)	—	—	—	(139,925)	(133,758)	—	—
Balance, end of period	28,694,851	26,392,290	$0.3	$0.3	28,694,851	26,392,290	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(4,910,728)	(3,877,628)	$(51.4)	$(38.6)	(4,872,028)	(3,877,628)	$(50.9)	$(38.6)
Repurchase of Class A Common Stock	(282,900)	(278,100)	(4.5)	(3.3)	(321,600)	(278,100)	(5.0)	(3.3)
Balance, end of period	(5,193,628)	(4,155,728)	$(55.9)	$(41.9)	(5,193,628)	(4,155,728)	$(55.9)	$(41.9)

Retained Earnings
Balance, beginning of period			$50.5	$41.4			$48.9	$42.2
Net income			6.9	7.3			9.9	7.9
Dividends declared			(1.5)	(1.4)			(2.9)	(2.8)
Balance, end of period			$55.9	$47.3			$55.9	$47.3

Additional paid-in capital
Balance, beginning of period			$301.0	$269.5			$301.8	$269.9
Equity based compensation			1.7	1.7			3.2	3.2
Shares withheld for taxes for equity compensation			(0.1)	—			(2.4)	(1.9)
Balance, end of period			302.6	$271.2			302.6	$271.2

Total stockholders' equity
Balance, beginning of period			$300.4	$272.6			$300.1	$273.8
Net income			6.9	7.3			9.9	7.9
Dividends declared			(1.5)	(1.4)			(2.9)	(2.8)
Equity based compensation			1.7	1.7			3.2	3.2
Shares withheld for taxes for equity compensation			(0.1)	—			(2.4)	(1.9)
Repurchase of Class A Common Stock			(4.5)	(3.3)			(5.0)	(3.3)
Balance, end of period			$302.9	$276.9			$302.9	$276.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$9.9	$7.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.8	21.5
Equity based compensation	3.3	3.2
Gain on sale of assets	(1.8)	(0.2)
Deferred income tax expense	3.6	2.5
Impairment of assets	—	0.4
Change in fair value of contingent consideration	0.7	—
Other expenses	0.6	0.9
Changes in operating assets and liabilities
Accounts receivable, net	(45.1)	(1.3)
Contract assets	(17.3)	(1.8)
Inventory	(0.1)	(0.1)
Prepaid expenses and other current assets	4.1	2.7
Other assets	1.6	1.2
Accounts payable	3.8	(3.6)
Accrued expenses	15.3	(0.3)
Other current liabilities	(0.8)	(1.7)
Other long-term liabilities	13.4	—
Net cash provided by operating activities	23.0	31.3

Cash Flows from Investing Activities
Purchase of property and equipment	(24.7)	(13.5)
Proceeds from disposal of property and equipment	1.3	1.9
Net cash used in investing activities	(23.4)	(11.6)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	68.3	0.2
Principal payments on Revolving Credit Facility	(58.1)	(0.2)
Principal payments on financing lease obligations	(5.2)	(3.4)
Principal payments on other financing liabilities	(0.3)	(0.3)
Dividends paid to Class A Common Stock stockholders	(3.0)	(2.8)
Shares withheld for equity compensation	(2.4)	(1.9)
Repurchase of Class A Common Stock	(5.0)	(3.3)
Net cash used in financing activities	(5.7)	(11.7)

Decrease in cash and cash equivalents	(6.1)	8.0
Cash and cash equivalents, Beginning of Period	10.3	40.9
Cash and cash equivalents, End of Period	4.2	$48.9

Supplemental Cash Flow Information
Interest paid	1.1	$1.0
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable and accrued liabilities	(0.5)	$0.1
Additions to fixed assets through installment purchases and financing leases	(3.3)	$(3.5)
Additions to fixed assets through asset trades	(1.4)	$(0.9)
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
Our service offerings consist of well completion support, workover, well maintenance, wireline, and other complementary services, as well as installation, commissioning, and operation of modular equipment, which are conducted in three reportable segments, as follows:
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
Organization
Ranger, Inc. was incorporated as a Delaware corporation in February 2017. In conjunction with the initial public offering of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), which closed on August 16, 2017 (the “Offering”), and the corporate reorganization Ranger, Inc. underwent in connection with the Offering, Ranger, Inc. became a holding company, and its sole material assets consist of membership interests in RNGR Energy Services, LLC, a Delaware limited liability company (“Ranger LLC”). Ranger LLC owns all of the outstanding equity interests in Ranger Energy Services, LLC (“Ranger Services”) and Torrent Energy Services, LLC (“Torrent Services”), and the other subsidiaries through which it operates its assets. Ranger LLC is the sole managing member of Ranger Services and Torrent Services, and is responsible for all operational, management and administrative decisions relating to Ranger Services, its subsidiaries, and Torrent Services’ business and consolidates the financial results of Ranger Services, its subsidiaries, and Torrent Services.
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
•Income taxes; and
•Equity-based compensation.
New Accounting Pronouncements
Recently adopted accounting standards
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASU 2025-05 effective January 1, 2026 and elected to apply the guidance prospectively. Based on the short-term nature of the Company’s accounts receivable and contract assets, historical loss experience, and current credit risk management practices, the adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
Note 3 — Revenue
Revenue Recognition
The Company recognizes revenue when control of the promised services is transferred to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. Revenue is generally recognized over time as services are performed.
Certain of the Company’s customer agreements related to the construction and operation of hybrid rigs (“ECHO Rigs”) contain lease and non-lease components. The Company has elected the lessor practical expedient under ASC 842, Leases to account for the lease and associated non-lease components as a single combined component because the timing and pattern of transfer of the components are the same and the lease components, if accounted for separately, would be classified as operating leases. Because the non-lease components are predominant, the combined components are accounted for as single performance obligations under ASC 606. Certain ECHO Rig agreements include upfront customer contributions and contractual hourly surcharges. Revenue associated with the customer contributions and contractual surcharges is recognized over time as the related rig services are performed, generally based on rig hours. All revenue associated with the ECHO Rig agreements is included in the High Specification Rigs segment. Revenue disaggregated by reportable segment is presented in Note 17 — Segment Reporting.
Contract Balances
Accounts receivable represent unconditional rights to consideration for billed revenue while Contract assets represent the Company’s earned, but unbilled revenue and conditional right to consideration for services transferred to customers. Contract liabilities represent consideration received from customers in advance of the Company’s satisfaction of its performance obligations. The Company’s contract liabilities primarily consist of advance customer consideration received under its ECHO Rig agreements. These amounts are recognized as revenue over time as the related rig services are performed. The following table presents the Company’s receivables, contract assets and contract liabilities (in millions):

	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net	$123.5	$77.9	$68.4
Contract assets	34.4	17.1	16.7
Contract liabilities, current portion	2.5	0.5	—
Contract liabilities, noncurrent portion	12.9	—	—
The current portion of contract liabilities is included in Other current liabilities, and the noncurrent portion is presented as Contract liabilities in the Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2026, the Company recognized less than $0.1 million of revenue that was included in the contract liability balances as of March 31, 2026. During the six months ended June 30, 2026, the Company recognized $0.1 million of revenue that was included in the contract liability balances as of December 31, 2025.
Remaining Performance Obligations
In certain instances, the Company has entered into agreements with customers that contain provisions for certain performance obligations in exchange for upfront payments or hourly premiums. The upfront payments made are classified as contract liabilities until the related performance obligations are satisfied. Remaining performance obligations represent the aggregate amount of fixed contractual consideration included in the transaction price that is allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. Such amounts include contract liabilities and certain fixed consideration that will be invoiced in future periods. Certain ECHO Rig agreements contain termination provisions under which customer contributions received are nonrefundable and, for certain agreements, the customer may be required to pay remaining fixed contractual hourly surcharges upon termination. These provisions are considered in determining the fixed consideration included in the transaction price. The Company includes only fixed, enforceable amounts in the transaction price allocated to its remaining performance obligations.
As of June 30, 2026, the aggregate transaction price allocated to remaining performance obligations was $15.5 million. The Company expects to recognize this amount as follows (in millions):

For the twelve months ending June 30,	Total
2027	$2.5
2028	5.2
2029	5.0
2030	2.8
Total	$15.5
The Company applies the practical expedients that permit the exclusion from the disclosure of remaining performance obligations of (i) agreements with an original expected duration of one year or less and (ii) amounts for which the Company recognizes revenue in the amount to which it has a right to invoice when that amount corresponds directly with the value of the Company’s performance completed to date. The excluded performance obligations primarily relate to ordinary hourly well service agreements. The consideration under these agreements varies based on the actual rig hours performed and is generally resolved and invoiced as the services are provided over contractual periods that may extend up to 36 months. The Company has not excluded any other material consideration from the transaction price due to the application of the variable consideration constraint.

Note 4 — Business Combination
The Company completed one acquisition in the fourth quarter of 2025, which was accounted for using the acquisition method of accounting under the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying Condensed Consolidated Statement of Operations from the date of the acquisition. Under the acquisition method of accounting, the assets acquired and liabilities assumed have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported in Ranger’s Condensed Consolidated Balance Sheet.
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
The preliminary purchase price allocation previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been updated during the six months ended June 30, 2026 to reflect revised estimates, including an update for the refinements to the fair value of certain acquired assets and liabilities based on updated information. The allocation of the purchase price remains preliminary as of June 30, 2026, and the Company may record adjustments to the assets acquired and liabilities assumed if additional information is obtained related to facts and circumstances that existed as of the acquisition date.
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

The following table presents the total estimated fair value of assets acquired and liabilities assumed in accordance with ASC 805, including measurement period adjustments recorded through June 30, 2026 (in millions):

	As Originally Reported	Measurement Period Adjustments	As Adjusted
Cash	$6.3	—	$6.3
Accounts receivable	25.7	0.4	26.1
Inventory	0.2	—	0.2
Prepaid and other current assets	0.1	—	0.1
Property and equipment	70.6	(2.9)	67.7
Operating leases, right-of-use asset	6.9	—	6.9
Finance lease right-of-use assets, net	3.0	1.6	4.6
Goodwill	2.2	(2.2)	—
Total assets acquired	115.0	(3.1)	111.9

Accounts payable	7.8	(0.1)	7.7
Accrued expenses	4.0	—	4.0
Short-term lease liability	3.1	0.6	3.7
Long-term lease liability	7.4	0.5	7.9
Total liabilities assumed	22.3	1.0	23.3

Total estimated purchase consideration transferred:
Cash	61.8	—	61.8
Net working capital adjustment	(0.9)	(2.1)	(3.0)
Equity issued	27.5	—	27.5
Fair value of contingent consideration	4.3	(2.0)	2.3
Total estimated fair value of consideration transferred	$92.7	$(4.1)	$88.6
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
Contingent consideration represents the fair value of the earnout payable to the sellers based on the achievement of defined post-closing performance targets. The contingent consideration was measured at fair value as of the Acquisition Date and classified as a Level 3 liability due to the use of unobservable inputs. The estimated fair value of $2.3 million was determined using a probability-weighted scenario analysis, which incorporates management’s estimates of the likelihood of achieving the applicable performance targets, discounted at the Company’s cost of debt as of the Acquisition Date. The maximum earnout payable to the sellers is $5.0 million. The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in net income. During the six months ended June 30, 2026, the fair value of contingent consideration increased by $0.7 million, which was recognized as Other expenses, net in the Condensed Consolidated Statement of Operations. As of June 30, 2026, the estimated fair value of the contingent consideration was $3.0 million.
The fair value of trade receivables acquired was $26.1 million. The gross contractual amounts receivable were approximately $26.2 million, of which management estimates approximately $0.1 million will not be collected.
Note 5 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of June 30, 2026 and December 31, 2025, the Company classified $0.3 million of idle high specification rigs within our broader rig portfolio as held for sale, as the assets continue to be actively marketed.
For the three months ended June 30, 2026 and 2025, the Company recognized gains on asset disposals of $1.2 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized net gains on asset disposals of $1.8 million and $0.2 million, respectively. These gains are included in Gain on sale of assets in the Condensed Consolidated Statements of Operations.

Note 6 — Property and Equipment, Net
Property and equipment, net includes the following (in millions):

	Estimated Useful Life (Years)	June 30, 2026	December 31, 2025
High specification rigs	15	$195.9	$191.8
Machinery and equipment	3 - 30	249.7	247.4
Vehicles	3 - 15	64.1	63.4
Other property and equipment	5 - 25	25.4	24.5
Property and equipment		535.1	527.1
Less: accumulated depreciation		(282.8)	(256.8)
Construction in progress		26.2	10.6
Property and equipment, net		$278.5	$280.9
Depreciation expense was $15.4 million and $10.7 million for the three months ended June 30, 2026 and 2025, respectively, and $31.4 million and $21.1 million for the six months ended June 30, 2026 and 2025, respectively.
Note 7 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (Years)	June 30, 2026	December 31, 2025
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(6.9)	(6.5)
Intangible assets, net		$4.5	$4.9
Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending June 30,	Total
2027	$0.7
2028	0.6
2029	0.5
2030	0.5
2031	0.5
Thereafter	1.7
Total	$4.5
Note 8 — Accrued Expenses
Accrued expenses include the following (in millions):

	June 30, 2026	December 31, 2025
Accrued payables	$13.4	$9.1
Accrued compensation	20.7	11.5
Accrued taxes	1.9	1.4
Accrued insurance	4.1	3.4
Accrued expenses	$40.1	$25.4
Note 9 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.

Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and six months ended June 30, 2026 and 2025, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Short-term lease costs	$3.8	$3.5	$7.8	$7.2
Operating lease costs	$1.3	$0.8	$2.0	$1.6
Operating cash outflows from operating leases	$1.3	$0.8	$2.1	$1.7

Weighted average remaining lease term			5.0 years	2.3 years
Weighted average discount rate			6.8%	8.1%
As of June 30, 2026, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending June 30,	Total
2027	$3.9
2028	1.8
2029	1.3
2030	1.1
2031	3.7
Total future minimum lease payments	11.8
Less: amount representing interest	(1.8)
Present value of future minimum lease payments	10.0
Less: current portion of operating lease obligations	(3.4)
Long-term portion of operating lease obligations	$6.6
On February 1, 2025, the Company entered into an agreement to sublease a 38,033 square foot property located in Midland, Texas. The sublease will cover the remaining term of the head lease for the property with no renewal options, ending September 30, 2027. Sublease income will be reported separately from the operating lease expense as part of other income. The Company recognized an impairment to the right-of-use asset associated with this operating lease of $0.4 million, in accordance with ASC 360-10 on February 1, 2025. The fair value of the right-of-use asset was measured as the present value of the future sublease cash flows using the Company’s incremental borrowing rate.
Certain of the Company’s customer agreements to construct and operate hybrid rigs contain lease and non-lease components. A contract is considered to contain a lease when (i) it specifies identified assets, (ii) the customer obtains substantially all of the economic benefits from those assets during the period of use, and (iii) the customer directs the use of the assets during the period of use. The lease components are classified as operating leases under ASC 842. The Company has elected the lessor practical expedient to account for the lease and associated non-lease components as a single combined component because the timing and pattern of transfer of the components are the same and the lease components, if accounted for separately, would be classified as operating leases. Because the non-lease components are predominant, the combined components are accounted for under ASC 606. See “Item 1. Financial Statements (Unaudited)—Note 3 — Revenue” for additional information regarding the related revenue recognition, contract balances and remaining performance obligations.
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

Lease costs and other information related to finance leases for the three and six months ended June 30, 2026 and 2025, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of finance leases	$2.1	$1.8	$5.1	$3.4
Interest on lease liabilities	$0.5	$0.6	$1.1	$1.2
Financing cash outflows from finance leases	$2.3	$1.7	$5.2	$3.4

Weighted average remaining lease term			2.4 years	2.1 years
Weighted average discount rate			6.4%	6.5%
As of June 30, 2026, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending June 30,	Total
2027	$8.3
2028	5.4
2029	2.8
2030	0.7
Total future minimum lease payments	17.2
Less: amount representing interest and fees	(1.8)
Present value of future minimum lease payments	15.4
Less: current portion of finance lease obligations	(7.2)
Long-term portion of finance lease obligations	$8.2

Note 10 — Other Financing Liabilities
The Company has sale-leaseback agreements for land and certain other fixed assets with terms that vary from 18 months to 13 years. The sales did not qualify for sale accounting, therefore these leases were classified as finance leases and no gain or loss was recorded. The net book value of the assets remained in Property and equipment, net and are depreciating over their original useful lives.
As of June 30, 2026, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending June 30,	Total
2027	$0.8
2028	0.8
2029	0.9
2030	0.9
2031	1.0
Thereafter	5.6
Total future minimum lease payments	$10.0
Note 11 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of June 30, 2026, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of June 30, 2026, Letters of Credit outstanding totaled $4.2 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with the annual insurance renewals. The interest rate applicable to the Letters of Credit was approximately 1.8% for the month ended June 30, 2026.

The Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue, less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permit the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as a current liability on the Condensed Consolidated Balance Sheets.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of June 30, 2026. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company had outstanding borrowings of $13.7 million under the Wells Fargo Revolving Credit Facility as of June 30, 2026 and had $4.2 million in Letters of Credit open under the facility, leaving a residual $57.1 million available for borrowings as of June 30, 2026. Long-term debt, current portion on the Condensed Consolidated Balance Sheets also included other immaterial financing obligations, including vehicle-related financing arrangements. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.7% for the six months ended June 30, 2026. As of June 30, 2026, eligible accounts receivable and unbilled revenue from the AWS Acquisition were included in the Company’s borrowing base under the Credit Agreement.
Note 12 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. No RSAs were granted during 2026 or 2025. As of June 30, 2026, there was an aggregate of $0.8 million of unrecognized expense related to RSAs issued, which is expected to be recognized over a weighted average period of 0.7 years.
Restricted Stock Units
Beginning in 2025, the Company stopped issuing RSAs and began issuing RSUs to certain employees in lieu of RSAs. These employee RSUs generally vest in three equal annual installments beginning on the first anniversary date of the grant. In addition, the Company began granting RSUs in 2024 to certain non-employee directors, which vest on the first anniversary of the date of the grant. During the six months ended June 30, 2026, the Company granted approximately 324,400 RSUs to employees with an approximate aggregate value of $5.5 million and 22,500 RSUs to non-employee directors with an aggregate value of $0.4 million. During the six months ended June 30, 2025, the Company granted approximately 232,500 RSUs to employees with an approximate aggregate value of $4.0 million. As of June 30, 2026, there was an aggregate of $7.3 million of unrecognized expense related to RSUs issued to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.2 years.
Certain non-employee directors may elect for a portion of their RSUs to settle in the form of restricted cash units (“RCUs”), which vest on the same schedule as the originally granted RSUs.
RCUs are cash-settled, with the value of each vested RCU equal to the closing price per share of the Company’s Class A Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to the cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Class A Common Stock at the end of each reporting period. During the six months ended June 30, 2026, non-employee directors elected cash settlement for approximately 6,500 RSUs, which are accounted for as RCUs. As of June 30, 2026, the liability associated with unvested RCUs was $0.2 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
During the six months ended June 30, 2026, the Company granted approximately 154,100 target shares of market-based performance stock units, of which 77,050 were granted at a relative grant date fair value of approximately $22.20 per share and 77,050 were granted at an absolute grant date fair value of approximately $21.74 per share. Shares granted during the six months ended June 30, 2026 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2028. During the six months ended June 30, 2025, the Company granted approximately 136,000 target shares of market-based performance stock units, of which 68,000 were granted at a relative grant date fair value of approximately $22.46 per share and 68,000 were granted at an absolute grant date fair value of approximately $18.24 per share. As of June 30, 2026, there was an aggregate of $4.9 million of unrecognized compensation cost related to performance stock units, which is expected to be recognized over a weighted average period of 1.4 years.
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
During the three and six months ended June 30, 2026, the Company repurchased 282,900 and 321,600 shares, respectively, of the Company’s Class A Common Stock for a total of $4.5 million and $5.0 million, respectively on the open market. As of June 30, 2026, an aggregate of 4,641,800 shares of Class A Common Stock were purchased for a total of $52.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $33.1 million remained available under the share repurchase program.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid $3.0 million and $2.8 million to stockholders for the six months ended June 30, 2026 and 2025, respectively.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
Note 13 — Risk Concentrations
Customer Concentrations
During the three months ended June 30, 2026, three customers accounted for approximately 37%, 15%, and 12%, respectively, of the Company’s consolidated revenues. These customers contributed 60% of the revenue for high specification rigs, 36% for wireline services, and 65% for processing solutions and ancillary services. During the six months ended June 30, 2026, three customers accounted for approximately 38%, 16%, and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 60% of the revenue for high specification rigs, 34% for wireline services, and 71% for processing solutions and ancillary services. As of June 30, 2026, approximately 69% of the net accounts receivable balance, in aggregate, was due from these customers.

The majority of our trade receivables generally have payment terms ranging from 30 to 60 days.. As of June 30, 2026, the top three trade receivable balances represented approximately 47%, 16%, and 6%, respectively, of consolidated net accounts receivable. Within our High Specification Rigs segment, the top three trade receivable balances represented 54%, 15%, and 5%, respectively, of total High Specification Rigs net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 28%, 25%, and 18%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 40%, 19%, and 12%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
During the three months ended June 30, 2025, three customers accounted for approximately 27%, 13% and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 36% of the revenue for high specification rigs, 3% for wireline services, and 11% for processing solutions and ancillary services. During the six months ended June 30, 2025, four customers accounted for approximately 28%, 13%, 11%, and 10%, respectively, of the Company’s consolidated revenues. These customers contributed 43% of the revenue for high specification rigs, 4% for wireline services, and 14% for processing solutions and ancillary services. As of June 30, 2025, approximately 61% of the net accounts receivable balance, in aggregate, was due from these customers.
Note 14 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the six months ended June 30, 2026 and 2025 was 30.8% and 25.0%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Certain elements of the OBBBA are not effective until 2026, and the Company has evaluated those provisions. The Company determined that the legislation did not have a material effect on the provision for income taxes in 2026.
Tax Attributes
Historically, utilization of a portion of the Company's net operating loss carryforwards has been subject to limitations of utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended. The Company incurred an ownership change, triggering another Section 382 loss limitation, during the three months ended June 30, 2023.
As the Company continues to experience increasing profits, it expects to fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company has not recorded a valuation allowance against any deferred tax assets as of June 30, 2026.
Other Tax Matters
Total income tax expense for the six months ended June 30, 2026 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses.
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As previously reported, the Company filed amended tax returns with the Internal Revenue Service ("IRS") claiming a refund of certain payroll taxes from 2020 and 2021. During 2025, the Company received a portion of the claimed refunds in cash and recognized such amounts in Other income in the periods received. As of June 30, 2026, the Company had not recognized a receivable for the remaining claimed amount and plans to record any additional refunds in the period received.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of June 30, 2026, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2022 through 2025.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2026, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Note 15 — Earnings per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$6.9	$7.3	$9.9	$7.9
Net income attributable to Class A Common Stock	$6.9	$7.3	$9.9	$7.9

Diluted:
Income attributable to Ranger Energy Services, Inc.	$6.9	$7.3	$9.9	$7.9
Net income attributable to Class A Common Stock	$6.9	$7.3	$9.9	$7.9

Weighted average shares (denominator):
Weighted average number of shares - basic	23,694,601	22,457,455	23,649,757	22,384,737
Effect of share-based awards	300,613	215,914	333,435	329,995
Weighted average number of shares - diluted	23,995,214	22,673,369	23,983,192	22,714,732

Basic income per share	$0.29	$0.33	$0.42	$0.35
Diluted income per share	$0.29	$0.32	$0.41	$0.35
Note 16 — Commitments and Contingencies
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
Earnout Obligations Related to Business Combination
In connection with the Company’s acquisition of AWS, the Company included in the Purchase Agreement a contingent consideration arrangement that provides for potential future cash payments to the sellers based on the achievement of specified post-acquisition performance targets during the 12 months following the Acquisition Date. The contingent consideration obligation is recorded at fair value and remeasured each reporting period, with changes in fair value recognized in earnings. During the six months ended June 30, 2026, the fair value of the contingent consideration increased by $0.7 million. As of June 30, 2026, the fair value of the contingent consideration liability was $3.0 million. See “Item 1. Financial Statements (Unaudited)—Note 4 — Business Combination" for additional information.

Note 17 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services, or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, adjustment to contingent consideration, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM uses Adjusted EBITDA as the primary measure of segment profitability to assess segment performance and monitor period-over-period, forecast-to-actual and plan-to-actual results. The CODM also uses Adjusted EBITDA to inform resource allocation decisions, including the allocation of equipment, financial and human resources, and in connection with the Company’s annual planning and forecasting process.
The reportable segments have been categorized based on services provided in each line of business. The tables below present Adjusted EBITDA, as the Company believes this is most consistent with the principles used in measuring the financial statements.
During the six months ended June 30, 2026, the Company changed the classification of certain revenues and related costs associated with the AWS Acquisition. These activities, which were previously included in the Processing Solutions and Ancillary Services segment, are now included in the High Specification Rigs segment to align with the manner in which management reviews the operations. The change impacted segment revenue for the three months ended March 31, 2026 and, accordingly, segment revenue for the six months ended June 30, 2026. The change had no impact on the Company’s consolidated financial position, results of operations or cash flows for the six months ended June 30, 2025.
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
Certain segment information for the three and six months ended June 30, 2026 and 2025 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Three Months Ended June 30, 2026
Revenue	$113.4	$18.6	$44.5	$176.5
Employee expenses	57.1	6.5	16.5	80.1
Repair and maintenance	10.9	1.4	5.0	17.3
Other segment items*	25.0	7.3	13.0	45.3
Plus: Severance and reorganization costs	0.2	0.2	—	0.4
Adjusted EBITDA	$20.6	$3.6	$10.0	$34.2

Depreciation and amortization	$9.2	$2.4	$3.7	$15.3
Capital expenditures	$6.9	$0.6	$2.8	$10.3

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Six Months Ended June 30, 2026
Revenue	$222.5	$29.2	$83.9	$335.6
Employee expenses	110.5	11.7	32.5	154.7
Repair and maintenance	21.6	2.2	9.9	33.7
Other segment items*	49.1	12.0	23.8	84.9
Plus: Severance and reorganization costs	0.2	0.2	—	0.4
Plus: Acquisition related costs	0.5	0.3	—	0.8
Adjusted EBITDA	$42.0	$3.8	$17.7	$63.5

Depreciation and amortization	$19.7	$4.7	$7.2	$31.6
Capital expenditures	$23.0	$0.6	$6.3	$29.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Three Months Ended June 30, 2025
Revenue	$86.3	$22.1	$32.2	$140.6
Employee expenses	44.8	9.5	17.2	71.5
Repair and maintenance	8.3	2.2	3.8	14.3
Other segment items*	15.6	9.0	4.6	29.2
Plus: Severance and reorganization costs	—	0.2	—	0.2
Adjusted EBITDA	$17.6	$1.6	$6.6	$25.8

Depreciation and amortization	$5.6	$2.6	$2.1	$10.3
Capital expenditures	$7.2	$—	$1.6	$8.8

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Six Months Ended June 30, 2025
Revenue	$173.8	$39.3	$62.7	$275.8
Employee expenses	89.9	19.0	23.7	132.6
Repair and maintenance	16.3	4.5	6.5	27.3
Other segment items*	32.6	17.5	20.4	70.5
Plus: Severance and reorganization costs	—	0.6	—	0.6
Plus: Acquisition related costs	—	0.4	0.1	0.5
Adjusted EBITDA	$35.0	$(0.7)	$12.2	$46.5

Depreciation and amortization	$11.0	$5.3	$4.3	$20.6
Capital expenditures	$14.5	$—	$3.3	$17.8
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

A reconciliation of Adjusted EBITDA to income before income taxes and net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment Adjusted EBITDA	$34.2	$25.8	$63.5	$46.5
Other unallocated expenses	(5.6)	(5.2)	(11.6)	(10.4)
Impairment of assets	—	—	—	(0.4)
Equity based compensation	(1.6)	(1.7)	(3.2)	(3.2)
Gain on sale of assets	1.2	0.9	1.8	0.2
Severance and reorganization costs	(0.4)	(0.1)	(0.4)	(0.7)
Acquisition related costs	(0.4)	(0.2)	(1.4)	(0.6)
Legal fees and settlements	—	—	—	(0.3)
Adjustment to contingent consideration	(0.4)	—	(0.7)	—
Employee retention credit	—	1.6	—	1.6
Depreciation and amortization	(15.6)	(10.9)	(31.8)	(21.5)
Interest expense, net	(1.1)	(0.1)	(1.9)	(0.6)
Income before income taxes	10.3	10.1	14.3	10.6
Income tax expense	(3.4)	(2.8)	(4.4)	(2.7)
Net income	$6.9	$7.3	$9.9	$7.9
Note 18 — Subsequent Events
On July 27, 2026, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable August 21, 2026 to common stockholders of record at the close of business on August 7, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices and demand for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed elsewhere in this report. Please read the Cautionary Statement Regarding Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Risk Factors” in this Quarterly Report and in our Annual Report. We assume no obligation to update any of these forward-looking statements except as required by law. Except as otherwise indicated or required by the context, all references in this Quarterly Report to the “Company,” “Ranger,” “Ranger, Inc.,” “we,” “us,” or “our” relate to Ranger Energy Services, Inc. and its consolidated subsidiaries.
How We Evaluate Our Operations
We provide services within the U.S. that are organized into three reporting segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services, which are described below. The reportable segments have been categorized based on the nature of services provided within each line of business.
Our service offerings consist of well completion support, workover, well maintenance, wireline, and other complementary services, as well as well installation, commissioning, and operation of modular equipment, which are conducted in three reportable segments, as follows:
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
For additional financial information about our segments, please see “Item 1. Financial Statements (Unaudited)—Note 17 — Segment Reporting.”
Business Outlook
Market conditions across the oilfield services sector were mixed during the second quarter of 2026. Geopolitical developments and disruptions to global oil supply contributed to elevated commodity prices and continued market volatility. The Company expects customer activity to continue to be shaped primarily by operators’ longer-term capital discipline, basin-level economics and production priorities rather than short-term commodity price movements alone. Our production-oriented service lines continue to support relative resilience in our core business. Although elevated commodity prices and potential supply constraints may support customer activity in the near term, the timing and extent of any corresponding changes in customer spending in the mid to longer term is unclear. The longer global oil and gas supply chain disruptions persist, there is an increased likelihood of supply shortages which could drive up commodity prices further. Elevated prices may cause ultimate demand weakening which would have the potential to affect North American oil and gas activity.
The Company continues to monitor macroeconomic and industry developments that may affect demand for its services. During the second quarter of 2026, the West Texas Intermediate (“WTI”) crude oil spot price averaged approximately $96 per barrel, compared to approximately $72 per barrel during the first quarter of 2026 and approximately $65 per barrel during the second quarter of 2025. For the six months ended June 30, 2026, the WTI crude oil spot price averaged approximately $84 per barrel, compared to approximately $68 per barrel during the same period in 2025. The U.S. Energy Information Administration (“EIA”) noted in its July 2026 Short-Term Energy Outlook that WTI crude oil prices are expected to average approximately

$70 per barrel during the third quarter of 2026 before declining to approximately $66 per barrel during the fourth quarter of 2026. The EIA also forecast U.S. crude oil production to average approximately 13.7 million barrels per day in 2026.
Although commodity prices have been impacted by recent disruptions in the Middle East, the Company believes customers will continue to prioritize efficient production from existing wells and disciplined development activity. As a provider of production- and completion-oriented well services with solely domestic operations, we believe our service offering is positioned to benefit from customer demand tied to maintaining and enhancing production. However, reductions in customer capital spending, weakening oil demand, sustained cost inflation or increased competitive pricing pressures could adversely affect utilization, pricing and financial results, particularly in service lines more directly exposed to discretionary completions activity.
Following the acquisition of AWS in November 2025, the Company has a larger presence in the Permian Basin and an operating footprint more heavily concentrated in this basin than in prior operating periods. AWS complements the Company’s existing service offerings and contributed to the Company’s financial results during the first half of 2026. During the remainder of the year, the Company remains focused on continuing to realize the expected benefits of the acquisition, maintaining service quality for customers and preserving liquidity and balance sheet flexibility.
The Company also continues to monitor longer-term trends that may influence demand for its services, including ongoing regulatory focus on emissions and flaring, the pace of natural gas infrastructure development and data center power demands and also changing customer demand for field-level gas processing solutions. While the Company’s direct exposure to natural gas markets is more limited than its exposure to crude oil markets, these factors could provide incremental support for certain of the Company’s service offerings.
Financial Metrics
How We Generate Revenue
Rig hours and stage counts, as they relate to our High Specification Rigs and parts of our Wireline Services segments, respectively, are important indicators of our activity levels and profitability. Rig hours represent the aggregate number of hours that our well service rigs actively worked. Stage counts represent the number of completed stages during the periods presented for the completion service line within our Wireline Services segment. Generally, during the period in which our services are provided, our customers are billed on an hourly basis for our high specification rigs services or, as it relates to our wireline services, customers are billed upon the completion of the well, on a monthly basis, or on a per job basis. The rates at which the customers are billed are generally predetermined based upon a contractual agreement.
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
General & Administrative. General and administrative expenses are corporate in nature and are included within Other. These costs include the majority of centrally-located company management and administrative personnel and are not attributable to any of our lines of business or reporting segments.
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenue less cost of services and depreciation expense. We believe this is a key financial metric as it provides insight into profitability and operational performance based on the historical cost basis of our assets.
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, adjustment to contingent consideration, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Results of Operations
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	June 30,		Variance
	2026	2025	$	%
Revenue
High Specification Rigs	$113.4	$86.3	$27.1	31%
Wireline Services	18.6	22.1	(3.5)	(16)%
Processing Solutions and Ancillary Services	44.5	32.2	12.3	38%
Total revenue	176.5	140.6	35.9	26%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	93.0	68.7	24.3	35%
Wireline Services	15.2	20.7	(5.5)	(27)%
Processing Solutions and Ancillary Services	34.5	25.6	8.9	35%
Total cost of services (exclusive of depreciation and amortization)	142.7	115.0	27.7	24%
General and administrative	7.6	7.0	0.6	9%
Depreciation and amortization	15.6	10.9	4.7	43%
Gain on sale of assets	(1.2)	(0.9)	(0.3)	33%
Total operating expenses	164.7	132.0	32.7	25%

Operating income	11.8	8.6	3.2	37%

Other income and expenses
Interest expense, net	1.1	0.1	1.0	1000%
Other expense (income), net	0.4	(1.6)	2.0	(125)%
Total other expenses (income), net	1.5	(1.5)	3.0	(200)%

Income before income tax expense	10.3	10.1	0.2	2%
Income tax expense	3.4	2.8	0.6	21%
Net income	$6.9	$7.3	$(0.4)	(5)%
Revenue. Revenue for the three months ended June 30, 2026 increased $35.9 million, or 26%, to $176.5 million from $140.6 million for the three months ended June 30, 2025. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended June 30, 2026 increased $27.1 million, or 31%, to $113.4 million from $86.3 million for the three months ended June 30, 2025. The increase in revenue reflects revenue growth of $30.3 million related to the AWS Acquisition and included a corresponding increase in total rig hours to 146,800 hours for the three months ended June 30, 2026 from 117,000 hours reported for the three months ended June 30, 2025. Hourly rig rates increased to $772 per hour for the three months ended June 30, 2026 from $738 per hour for the three months ended June 30, 2025, largely reflecting the pass through of fuel surcharges as well as certain changes in asset and regional revenue mix.
Wireline Services. Wireline Services revenue for the three months ended June 30, 2026 decreased $3.5 million, or 16%, to $18.6 million from $22.1 million for the three months ended June 30, 2025. The decreased revenue was primarily attributable to a $2.4 million decrease in production services revenue and a $1.5 million decrease in completion services revenue, partially offset by a $0.4 million increase in pump down services revenue. Completion services revenue decreased despite a 2% increase in completed stage counts to 2,560 for the three months ended June 30, 2026 from 2,500 for the three months ended June 30, 2025, primarily reflecting a change in customer and job mix.

Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended June 30, 2026 increased $12.3 million, or 38%, to $44.5 million from $32.2 million for the three months ended June 30, 2025. The increase reflects higher activity in other Ancillary Services lines with revenue growth of $9.5 million related to the AWS Acquisition and increases also within primarily the plugging and abandonment and Torrent legacy service lines.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended June 30, 2026 increased $27.7 million, or 24%, to $142.7 million from $115.0 million for the three months ended June 30, 2025. As a percentage of revenue, cost of services was 81% and 82% for the three months ended June 30, 2026 and 2025, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended June 30, 2026 increased $24.3 million, or 35%, to $93.0 million from $68.7 million for the three months ended June 30, 2025. The increase is primarily attributable to increased employee labor, repair and maintenance, and fuel costs which amounted to $11.7 million, $2.9 million and $2.6 million, respectively. These increases were driven by higher activity levels and the inclusion of $22.8 million of costs related to the AWS Acquisition. As a percentage of High Specification Rigs revenue, cost of services remained stable from 80% for the three months ended June 30, 2025 to 82% for the three months ended June 30, 2026. The three months ended June 30, 2026 period also included an unusual state tax audit levy for $750,000 that is undergoing challenge presently.
Wireline Services. Wireline Services cost of services for the three months ended June 30, 2026 decreased $5.5 million, or 27%, to $15.2 million from $20.7 million for the three months ended June 30, 2025. The decrease is primarily attributable to a decrease in costs from the completion services line by approximately $2.4 million as the Company reorganized this service line in response to lower operating activity. Additionally, costs decreased within production and pump down services by $2.2 million and $0.9 million, respectively. As a percentage of Wireline Services revenue, cost of services decreased from 94% for the three months ended June 30, 2025 to 82% for the three months ended June 30, 2026. These cost reductions reflect the Company’s efforts to align the Wireline Services cost structure with current activity levels, which contributed to improved profitability despite continued pressure on revenue.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended June 30, 2026 increased $8.9 million, or 35%, to $34.5 million from $25.6 million for the three months ended June 30, 2025. The increase is primarily attributable to increased employee labor and repair and maintenance costs which amounted to $3.1 million and $1.4 million, respectively. These increases were driven by higher activity levels and the inclusion of $6.8 million of costs related to operations acquired in the AWS Acquisition. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services improved from 80% for the three months ended June 30, 2025 to 78% for the three months ended June 30, 2026.
General & Administrative. General and administrative expenses for the three months ended June 30, 2026 increased $0.6 million, or 9%, to $7.6 million from $7.0 million for the three months ended June 30, 2025. This increase was due to increased employee labor and other costs related to the AWS Acquisition.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2026 increased $4.7 million, or 43%, to $15.6 million from $10.9 million for the three months ended June 30, 2025. The increase is primarily due to the inclusion of depreciation associated with assets acquired in the AWS Acquisition.
Interest Expense, net. Interest expense, net for the three months ended June 30, 2026 increased $1.0 million, or 1000%, to $1.1 million from $0.1 million for the three months ended June 30, 2025. The increase to net interest expense was attributable to the increased principal balance on our Wells Fargo Revolving Credit Facility.
Income Tax Expense. Income tax expense for the three months ended June 30, 2026 increased $0.6 million, or 21%, to $3.4 million compared to $2.8 million for the three months ended June 30, 2025. The increase in tax expense resulted from higher taxable income and an increase in non-deductible expenses.
Net Income. Net income for the three months ended June 30, 2026 decreased $0.4 million, or 5%, to $6.9 million from $7.3 million for the three months ended June 30, 2025. Lower operating income from activity declines in the Wireline Services segment was largely offset by incremental operating income from the AWS Acquisition within the High Specification Rigs and Processing Solutions and Ancillary Services segments. These factors were accompanied by higher interest expense, higher other expense (income), net and a higher income tax provision compared with the prior year period.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Six Months Ended
	June 30,		Variance
	2026	2025	$	%
Revenue
High specification rigs	$222.5	$173.8	$48.7	28%
Wireline services	29.2	39.3	(10.1)	(26)%
Processing solutions and ancillary services	83.9	62.7	21.2	34%
Total revenue	335.6	275.8	59.8	22%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	181.2	138.8	42.4	31%
Wireline services	25.9	41.0	(15.1)	(37)%
Processing solutions and ancillary services	66.2	50.6	15.6	31%
Total cost of services	273.3	230.4	42.9	19%
General and administrative	15.4	14.1	1.3	9%
Depreciation and amortization	31.8	21.5	10.3	48%
Impairment of assets	—	0.4	(0.4)	(100)%
Gain on sale of assets	(1.8)	(0.2)	(1.6)	(800)%
Total operating expenses	318.7	266.2	52.5	20%

Operating income	16.9	9.6	7.3	76%

Other income and expenses
Interest expense, net	1.9	0.6	1.3	217%
Other expense (income), net	0.7	(1.6)	2.3	(144)%
Total other expenses (income), net	2.6	(1.0)	3.6	(360)%

Income before income tax expense	14.3	10.6	3.7	35%
Income tax expense	4.4	2.7	1.7	63%
Net income	$9.9	$7.9	$2.0	25%
Revenue. Revenue for the six months ended June 30, 2026 increased $59.8 million, or 22%, to $335.6 million from $275.8 million for the six months ended June 30, 2025. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the six months ended June 30, 2026 increased $48.7 million, or 28%, to $222.5 million from $173.8 million for the six months ended June 30, 2025. The increase in revenue reflects revenue growth of $59.5 million related to the AWS Acquisition and included a corresponding increase in the average revenue per rig hour by 2% to $762 from $747 for the six months ended June 30, 2025, coupled with a 26% increase in total rig hours to 292,200 for the six months ended June 30, 2026 from 232,700 for the six months ended June 30, 2025.
Wireline Services. Wireline Services revenue for the six months ended June 30, 2026 decreased $10.1 million, or 26%, to $29.2 million from $39.3 million for the six months ended June 30, 2025. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $4.6 million illustrated by a 15% decrease in completed stage counts to 3,300 for the six months ended June 30, 2026 from 3,900 for the six months ended June 30, 2025. This decrease in completion services revenue and stage count is indicative of lower operating activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline production associated services and pump down revenues decreased year over year by $4.7 million and $0.8 million, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the six months ended June 30, 2026 increased $21.2 million, or 34%, to $83.9 million from $62.7 million for the six months ended June 30, 2025. The increase reflects higher activity in other Ancillary Services lines with revenue growth of $19.9 million related to the AWS Acquisition.

Cost of services (exclusive of depreciation and amortization). Cost of services for the six months ended June 30, 2026 increased $42.9 million, or 19%, to $273.3 million from $230.4 million for the six months ended June 30, 2025. As a percentage of revenue, cost of services was 81% and 84% for the six months ended June 30, 2026 and 2025, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the six months ended June 30, 2026 increased $42.4 million, or 31%, to $181.2 million from $138.8 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in variable expenses, most significant of which are employee-related labor costs, repair and maintenance, travel, and fuel costs, which amounted to $19.0 million, $5.5 million, $3.3 million and $3.3 million, respectively. These increases were driven by higher activity levels and the inclusion of $47.1 million of costs related to the AWS Acquisition. As a percentage of High Specification Rigs revenue, cost of services were stable reporting 80% for the six months ended June 30, 2025 compared to 81% for the six months ended June 30, 2026.
Wireline Services. Wireline Services cost of services for the six months ended June 30, 2026 decreased $15.1 million, or 37%, to $25.9 million from $41.0 million for the six months ended June 30, 2025. The decrease is primarily attributable to a decrease in costs from the completion services line by approximately $6.6 million as the Company reorganized this service line beginning in the second half of the prior year to accommodate lower operating activity and focus on more profitable service lines. As a percentage of Wireline Services revenue, cost of services decreased from 104% for the six months ended June 30, 2025 to 89% for the six months ended June 30, 2026 primarily due to cost reductions and lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the six months ended June 30, 2026 increased $15.6 million, or 31%, to $66.2 million from $50.6 million for the six months ended June 30, 2025. The increase was primarily attributable to increased employee labor and repair and maintenance costs which amounted to $5.5 million and $2.7 million, respectively. These increases were driven by higher activity levels and the inclusion of $15.0 million of costs related to operations acquired in the AWS Acquisition. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services remained improved from 81% for the six months ended June 30, 2025 to 79% for the six months ended June 30, 2026.
General & Administrative. General and administrative expenses for the six months ended June 30, 2026 increased $1.3 million, or 9%, to $15.4 million from $14.1 million for the six months ended June 30, 2025. This increase was due to increased employee labor and integration costs largely associated with the AWS Acquisition.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2026 increased $10.3 million, or 48%, to $31.8 million from $21.5 million for the six months ended June 30, 2025. The increase is primarily due to the inclusion of depreciation associated with assets acquired in the AWS Acquisition.
Interest Expense, net. Interest expense, net for the six months ended June 30, 2026 increased $1.3 million, or 217%, to $1.9 million from $0.6 million for the six months ended June 30, 2025. The increase to net interest expense was attributable to the increased principal balance on our Wells Fargo Revolving Credit Facility.
Income Tax Expense. Income tax expense for the six months ended June 30, 2026 increased $1.7 million, or 63%, to $4.4 million from $2.7 million for the six months ended June 30, 2025. The increase in tax expense resulted from higher taxable income and an increase in non-deductible expenses.
Net Income. Net income for the six months ended June 30, 2026 increased $2.0 million, or 25%, to $9.9 million from $7.9 million for the six months ended June 30, 2025. The increase in net income was primarily driven by incremental operating income from the AWS Acquisition, partially offset by lower income resulting from activity declines in the Wireline Services segment.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, adjustment to contingent consideration, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.
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

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Statements (Unaudited)—Note 17 — Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2026
Net income (loss)	$11.2	$1.0	$6.3	$(11.6)	$6.9
Interest expense, net	—	—	—	1.1	1.1
Income tax expense	—	—	—	3.4	3.4
Depreciation and amortization	9.2	2.4	3.7	0.3	15.6
EBITDA	20.4	3.4	10.0	(6.8)	27.0
Equity based compensation	—	—	—	1.6	1.6
Gain on sale of assets	—	—	—	(1.2)	(1.2)
Severance and reorganization costs	0.2	0.2	—	—	0.4
Acquisition related costs	—	—	—	0.4	0.4
Adjustment to contingent consideration	—	—	—	0.4	0.4
Adjusted EBITDA	$20.6	$3.6	$10.0	$(5.6)	$28.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended June 30, 2025
Net income (loss)	$12.0	$(1.2)	$4.5	$(8.0)	$7.3
Interest expense, net	—	—	—	0.1	0.1
Income tax expense	—	—	—	2.8	2.8
Depreciation and amortization	5.6	2.6	2.1	0.6	10.9
EBITDA	17.6	1.4	6.6	(4.5)	21.1
Equity based compensation	—	—	—	1.7	1.7
Gain on sale of assets	—	—	—	(0.9)	(0.9)
Severance and reorganization costs	—	—	—	0.1	0.1
Acquisition related costs	—	0.2	—	—	0.2
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$17.6	$1.6	$6.6	$(5.2)	$20.6

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(0.8)	$2.2	$1.8	$(3.6)	$(0.4)
Interest expense, net	—	—	—	1.0	1.0
Income tax expense	—	—	—	0.6	0.6
Depreciation and amortization	3.6	(0.2)	1.6	(0.3)	4.7
EBITDA	2.8	2.0	3.4	(2.3)	5.9
Equity based compensation	—	—	—	(0.1)	(0.1)
Gain on sale of assets	—	—	—	(0.3)	(0.3)
Severance and reorganization costs	0.2	0.2	—	(0.1)	0.3
Acquisition related costs	—	(0.2)	—	0.4	0.2
Employee retention credit	—	—	—	1.6	1.6
Adjustment to contingent consideration	—	—	—	0.4	0.4
Adjusted EBITDA	$3.0	$2.0	$3.4	$(0.4)	$8.0
Adjusted EBITDA for the three months ended June 30, 2026 increased $8.0 million to $28.6 million from $20.6 million for the three months ended June 30, 2025. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended June 30, 2026 increased $3.0 million to $20.6 million from $17.6 million for the three months ended June 30, 2025, due to an increase in revenue of $27.1 million, partially offset by a corresponding increase in cost of services of $24.3 million.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended June 30, 2026 increased $2.0 million to $3.6 million from $1.6 million for the three months ended June 30, 2025, due to a decrease in cost of services of $5.5 million, partially offset by a corresponding decline in revenue of $3.5 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended June 30, 2026 increased $3.4 million to $10.0 million from $6.6 million for the three months ended June 30, 2025, due to an increase in revenue of $12.3 million, partially offset by a corresponding increase in cost of services of $8.9 million.
Other. Other Adjusted EBITDA for the three months ended June 30, 2026 increased $0.4 million to a loss of $5.6 million from a loss of $5.2 million for the three months ended June 30, 2025. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Statements (Unaudited)—Note 17 — Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2026
Net income (loss)	$21.6	$(1.4)	$10.5	$(20.8)	$9.9
Interest expense, net	—	—	—	1.9	1.9
Income tax expense	—	—	—	4.4	4.4
Depreciation and amortization	19.7	4.7	7.2	0.2	31.8
EBITDA	41.3	3.3	17.7	(14.3)	48.0
Equity based compensation	—	—	—	3.2	3.2
Gain on sale of assets	—	—	—	(1.8)	(1.8)
Severance and reorganization costs	0.2	0.2	—	—	0.4
Acquisition related costs	0.5	0.3	—	0.6	1.4
Adjustment to contingent consideration	—	—	—	0.7	0.7
Adjusted EBITDA	$42.0	$3.8	$17.7	$(11.6)	$51.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Six Months Ended June 30, 2025
Net income (loss)	$24.0	$(7.0)	$7.8	$(16.9)	$7.9
Interest expense, net	—	—	—	0.6	0.6
Income tax expense	—	—	—	2.7	2.7
Depreciation and amortization	11.0	5.3	4.3	0.9	21.5
EBITDA	35.0	(1.7)	12.1	(12.7)	32.7
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	3.2	3.2
Gain on sale of assets	—	—	—	(0.2)	(0.2)
Severance and reorganization costs	—	0.6	—	0.1	0.7
Acquisition related costs	—	0.4	0.1	0.1	0.6
Legal fees and settlements	—	—	—	0.3	0.3
Employee retention credit	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$35.0	$(0.7)	$12.2	$(10.4)	$36.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(2.4)	$5.6	$2.7	$(3.9)	$2.0
Interest expense, net	—	—	—	1.3	1.3
Income tax expense	—	—	—	1.7	1.7
Depreciation and amortization	8.7	(0.6)	2.9	(0.7)	10.3
EBITDA	6.3	5.0	5.6	(1.6)	15.3
Impairment of assets	—	—	—	(0.4)	(0.4)
Gain on sale of assets	—	—	—	(1.6)	(1.6)
Severance and reorganization costs	0.2	(0.4)	—	(0.1)	(0.3)
Acquisition related costs	0.5	(0.1)	(0.1)	0.5	0.8
Legal fees and settlements	—	—	—	(0.3)	(0.3)
Employee retention credit	—	—	—	1.6	1.6
Adjustment to contingent consideration	—	—	—	0.7	0.7
Adjusted EBITDA	$7.0	$4.5	$5.5	$(1.2)	$15.8
Adjusted EBITDA for the six months ended June 30, 2026 increased $15.8 million to $51.9 million from $36.1 million for the six months ended June 30, 2025. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the six months ended June 30, 2026 increased $7.0 million to $42.0 million from $35.0 million for the six months ended June 30, 2025, due to an increase in revenue of $48.7 million, partially offset by a corresponding increase in cost of services of $42.4 million.
Wireline Services. Wireline Services Adjusted EBITDA for the six months ended June 30, 2026 increased $4.5 million to $3.8 million from a loss of $0.7 million for the six months ended June 30, 2025, primarily due to a decrease in cost of services of $15.1 million, partially offset by a corresponding decline in revenue of $10.1 million.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the six months ended June 30, 2026 increased $5.5 million to $17.7 million from $12.2 million for the six months ended June 30, 2025, primarily due to an increase in revenue of $21.2 million, partially offset by a corresponding increase in cost of services of $15.6 million.
Other. Other Adjusted EBITDA for the six months ended June 30, 2026 increased $1.2 million to a loss of $11.6 million from a loss of $10.4 million for the six months ended June 30, 2025. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of June 30, 2026, we had total liquidity of $61.3 million, consisting of $4.2 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $57.1 million. Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, net of $4.2 million of Letters of Credit open under the facility. This compares to the Company’s available borrowing capacity under the Wells Fargo Revolving Credit Facility of $71.2 million as of June 30, 2025 and $57.4 million as of December 31, 2025. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements that permit us to manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and comply with our covenants of our debt agreements. Based upon current levels of operations and anticipated growth, we expect that cash generated from operations, combined with borrowings under our credit facilities, including our Wells Fargo Revolving Credit Facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future. For further details, see “— Debt Agreements.”

Cash Flows
The following table presents our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in millions)
Net cash provided by operating activities	$23.0	$31.3	$(8.3)	(27)%
Net cash used in investing activities	(23.4)	(11.6)	(11.8)	(102)%
Net cash used in financing activities	(5.7)	(11.7)	6.0	51%
Net change in cash	$(6.1)	$8.0	$(14.1)	(176)%
Operating Activities
Net cash from operating activities decreased $8.3 million to $23.0 million for the six months ended June 30, 2026 compared to $31.3 million for the six months ended June 30, 2025. The change was primarily driven by a $34.0 million decrease in cash generated from working capital, which was a cash outflow of $40.1 million for the six months ended June 30, 2026, compared to $6.1 million for the six months ended June 30, 2025, primarily due to growth in accounts receivable, resulting from continued customer payment delays.
Investing Activities
Net cash used in investing activities increased $11.8 million to $23.4 million for the six months ended June 30, 2026 compared to $11.6 million for the six months ended June 30, 2025. The change in cash flows used in investing activities is largely attributable to increases in construction in progress for the build out of ECHO hybrid rigs relative to those that occurred during the six months ended June 30, 2025.
Financing Activities
Net cash used in financing activities decreased $6.0 million to $5.7 million for the six months ended June 30, 2026 compared to $11.7 million for the six months ended June 30, 2025. The change was primarily driven by borrowings on the Wells Fargo Revolving Credit Facility to cover working capital, partially offset by cash used for share repurchases and payments on finance lease obligations.
Supplemental Disclosures
During the six months ended June 30, 2026, the Company added fixed assets of $3.8 million and $1.4 million primarily related to finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, increased to $73.3 million as of June 30, 2026, compared to $52.0 million as of December 31, 2025. The increase was primarily driven by a higher balances in accounts receivable and contract assets resulting from the timing of customer collections, customer billing blackout periods at year end and system transitions related to AWS integration activities, partially offset by borrowings on our Wells Fargo Revolving Credit Facility.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of June 30, 2026, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of June 30, 2026, Letters of Credit outstanding totaled $4.2 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with the annual insurance renewals. The interest rate applicable to the Letters of Credit was approximately 1.8% for the month ended June 30, 2026.

The Wells Fargo Revolving Credit Facility is available to fund working capital and other general corporate expenses and for other permitted uses, including the financing of permitted investments and restricted payments, such as dividends and share repurchases. The Wells Fargo Revolving Credit Facility is subject to a borrowing base that is calculated based upon a percentage of the Company’s eligible accounts receivable and eligible unbilled revenue, less certain reserves. The Company’s eligible accounts receivable serve as collateral for the borrowings under the Wells Fargo Revolving Credit Facility, which is scheduled to mature on May 31, 2028. The Wells Fargo Revolving Credit Facility includes an acceleration clause and cash dominion provisions under certain circumstances that permit the administrative agent to sweep cash daily from certain bank accounts into an account of the administrative agent to repay the Company’s obligations under the Wells Fargo Revolving Credit Facility. The borrowings of the Wells Fargo Revolving Credit Facility, therefore, are classified as a current liability on the Condensed Consolidated Balance Sheets.
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of June 30, 2026. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company had outstanding borrowings of $13.7 million under the Wells Fargo Revolving Credit Facility as of June 30, 2026 and had $4.2 million in Letters of Credit open under the facility, leaving a residual $57.1 million available for borrowings as of June 30, 2026. Long-term debt, current portion on the Condensed Consolidated Balance Sheets also included other immaterial financing obligations, including vehicle-related financing arrangements. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.7% for the six months ended June 30, 2026. As of June 30, 2026, eligible accounts receivable and unbilled revenue from the AWS Acquisition were included in the Company’s borrowing base under the Credit Agreement.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that could be utilized for up to 36 months, and may be accelerated, suspended or discontinued at any time without notice. On March 4, 2024, the Company announced that the Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the six months ended June 30, 2026, the Company repurchased 321,600 shares of the Company’s Class A Common Stock for a total of $5.0 million, net of tax on the open market. As of June 30, 2026, an aggregate of 4,641,800 shares of Class A Common Stock were purchased for a total of $52.1 million, net of tax since the inception of the repurchase program announced on March 7, 2023 and $33.1 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid $3.0 million to stockholders for the six months ended June 30, 2026.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
Critical Accounting Estimates and Policies
Our significant accounting policies are discussed in our Annual Report and have not materially changed since December 31, 2025.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Recent Events
Demand for the Company’s services, and the pricing and terms for those services, are largely dependent on activity levels in the U.S. oil and natural gas industry. During the first half of 2026, global macroeconomic and geopolitical developments have continued to contribute to commodity price volatility and uncertainty in upstream investment activity, including uncertainty regarding global economic growth, evolving U.S. energy and trade policies, OPEC+ production decisions and disruptions to oil production and transportation in the Middle East.
These developments could affect commodity prices, customer activity levels and demand for the Company’s services. In the near term, commodity prices may remain elevated and volatile depending on the duration and extent of disruptions to global oil production and transportation. Prolonged disruptions and higher energy prices, however, could adversely affect global economic growth and energy demand. Commodity prices and domestic production activity may also be influenced by U.S. trade and energy policies, OPEC+ production decisions and changes in global oil inventories.
Changes in these conditions could affect the capital spending and operating decisions of the Company’s customers and could have a material effect on the Company’s operations, results of operations, cash flows and financial condition. The Company continues to monitor these evolving conditions and remains focused on operational flexibility, cost discipline and maintaining liquidity and balance sheet flexibility.
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Wells Fargo Revolving Credit Facility, to fund operations. As of June 30, 2026, the Company had outstanding borrowings of $13.7 million under the Wells Fargo Revolving Credit Facility, with a weighted average rate of 5.7%. A hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables generally have payment terms ranging from 30 to 60 days. As of June 30, 2026, the top three trade receivable balances represented approximately 47%, 16%, and 6%, respectively, of consolidated net accounts receivable. Within our High Specification Rigs segment, the top three trade receivable balances represented 54%, 15%, and 5%, respectively, of total High Specification Rigs net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 28%, 25%, and 18%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 40%, 19%, and 12%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2026 - April 30, 2026	34,170	$17.14	31,600	$37,082,330
May 1, 2026 - May 31, 2026	74,700	16.09	74,700	35,880,761
June 1, 2026 - June 30, 2026	176,600	15.50	176,600	33,143,132
Total	285,470	$15.85	282,900	$33,143,132
_________________________
(1)    Total number of shares repurchased during the second quarter of 2026 consists of 2,570 shares of Class A Common Stock, at an average price paid per share of $16.87, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 282,900 shares of Class A Common Stock, at an average price paid per share of $15.84, repurchased pursuant to the repurchase program authorized by the Board of Directors.
(2)    For the three months ended June 30, 2026, 282,900 shares of Class A Common Stock were repurchased for a total of $4.5 million, net of tax. As of June 30, 2026, an aggregate of 4,641,800 shares of Class A Common Stock were purchased for a total of $52.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
(3)    In March 2023, our Board of Directors approved a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is valid for 36 months allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. The program does not specify a maximum number of shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable
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
On May 18, 2026, Stuart N. Bodden, our President and Chief Executive Officer, adopted a written trading plan for the sale of our Class A Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. Bodden’s Rule 10b5-1 Trading Plan provides for the sale of up to 95,000 shares of our Class A Common Stock, during the period beginning on August 20, 2026 and ending August 20, 2027.
During the six months ended June 30, 2026, except for the Rule 10b5-1 Trading Plans adopted by Messrs. Hooker and Bodden as described above, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

Ranger Energy Services, Inc.

/s/ Melissa Cougle	July 28, 2026
Melissa Cougle	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)