Form 10-Q
period 2026-09-30
Ranger Energy Services, Inc.
filed 2026-11-09
CIK 1699039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38183
RANGER ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-5449572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10375 Richmond, Suite 800
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had 23,703,577 shares of Class A Common Stock and zero shares of Class B Common Stock outstanding.

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
•capital expenditures and execution risks associated with constructing, upgrading and deploying new equipment and technologies as we grow our operations, including potential construction delays, increased costs and advancements in oilfield services technologies;
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
•changes in laws, regulations, policies and market expectations relating to climate change, emissions and sustainability that could increase our costs, impose additional operating restrictions or adversely affect demand for our services;
•seasonal weather conditions, severe weather events and natural disasters that could severely disrupt normal operations and harm our business;
•cybersecurity and data privacy risks, including interruptions, failures or attacks in our information technology systems;

•interest rate risk as a result of our Wells Fargo Revolving Credit Facility and other financing arrangements to fund operations;
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
•the impact of geopolitical, economic and market conditions and developments, including conflicts and disruptions affecting global oil production and transportation, OPEC+ production decisions and changes in global trade policies and tariffs, on commodity prices, customer activity, supply chains and the cost of equipment and materials;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$6.0	$10.3
Accounts receivable, net	113.5	77.9
Contract assets	23.2	17.1
Inventory	3.1	3.1
Prepaid expenses and other current assets	11.7	12.5
Assets held for sale	0.2	0.3
Total current assets	157.7	121.2

Property and equipment, net	274.0	280.9
Intangible assets, net	4.3	4.9
Operating leases, right-of-use assets	8.6	11.0
Other assets	1.4	1.3
Total assets	446.0	419.3

Liabilities and Stockholders' Equity
Accounts payable	$26.9	$25.3
Accrued expenses	34.6	25.4
Other financing liability, current portion	0.8	0.7
Long-term debt, current portion	—	3.5
Short-term lease liability	10.1	11.3
Short-term contract liability	4.7	0.5
Other current liabilities	0.1	2.5
Total current liabilities	77.2	69.2

Long-term lease liability	13.6	16.8
Other financing liability	9.0	9.6
Deferred tax liability	28.4	23.5
Long-term contract liability	14.3	—
Other long-term liabilities	0.1	0.1
Total liabilities	142.6	119.2

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred stock, $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.01 par value, 100,000,000 shares authorized; 28,731,205 shares issued and 23,395,477 shares outstanding as of September 30, 2026; 28,435,316 shares issued and 23,563,288 shares outstanding as of December 31, 2025	0.3	0.3
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Less: Class A Common Stock held in treasury at cost; 5,335,728 treasury shares as of September 30, 2026 and 4,872,028 treasury shares as of December 31, 2025	(58.1)	(50.9)
Retained earnings	57.0	48.9
Additional paid-in capital	304.2	301.8
Total stockholders' equity	303.4	300.1
Total liabilities and stockholders' equity	$446.0	$419.3
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
High Specification Rigs	$110.5	$80.9	$333.0	$254.7
Wireline Services	12.3	17.2	41.5	56.5
Processing Solutions and Ancillary Services	40.0	30.8	123.9	93.5
Total revenue	162.8	128.9	498.4	404.7

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	92.6	65.2	273.8	204.0
Wireline Services	12.1	18.6	38.0	59.6
Processing Solutions and Ancillary Services	33.3	25.3	99.5	75.9
Total cost of services (exclusive of depreciation and amortization)	138.0	109.1	411.3	339.5
General and administrative	7.7	6.6	23.1	20.7
Depreciation and amortization	14.9	11.0	46.7	32.5
Impairment of assets	0.1	—	0.1	0.4
(Gain) loss on sale of assets	0.3	(0.4)	(1.5)	(0.6)
Change in fair value of contingent consideration	(3.0)	—	(2.3)	—
Total operating expenses	158.0	126.3	477.4	392.5

Operating income	4.8	2.6	21.0	12.2

Other income and expenses
Interest expense, net	0.7	0.4	2.6	1.0
Other income, net	(0.1)	(0.3)	(0.1)	(1.9)
Total other expense (income), net	0.6	0.1	2.5	(0.9)

Income before income tax expense	4.2	2.5	18.5	13.1
Income tax expense	1.7	1.3	6.1	4.0
Net income	2.5	1.2	12.4	9.1

Income per common share
Basic	$0.11	$0.06	$0.53	$0.41
Diluted	$0.10	$0.05	$0.52	$0.40
Weighted average common shares outstanding
Basic	23,416,260	21,769,012	23,593,251	22,208,218
Diluted	23,810,785	22,082,764	23,965,187	22,520,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions, except share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Quantity		Amount		Quantity		Amount
Shares, Class A Common Stock
Balance, beginning of period	28,694,851	26,392,290	$0.3	$0.3	28,435,316	26,130,574	$0.3	$0.3
Issuance of shares under share-based compensation plans	37,408	43,372	—	—	436,868	438,846	—	—
Shares withheld for taxes on equity transactions	(1,054)	(562)	—	—	(140,979)	(134,320)	—	—
Balance, end of period	28,731,205	26,435,100	$0.3	$0.3	28,731,205	26,435,100	$0.3	$0.3

Treasury Stock
Balance, beginning of period	(5,193,628)	(4,155,728)	$(55.9)	$(41.9)	(4,872,028)	(3,877,628)	$(50.9)	$(38.6)
Repurchase of Class A Common Stock	(142,100)	(667,500)	(2.2)	(8.3)	(463,700)	(945,600)	(7.2)	(11.6)
Balance, end of period	(5,335,728)	(4,823,228)	$(58.1)	$(50.2)	(5,335,728)	(4,823,228)	$(58.1)	$(50.2)

Retained Earnings
Balance, beginning of period			$55.9	$47.3			$48.9	$42.2
Net income			2.5	1.2			12.4	9.1
Dividends declared			(1.4)	(1.3)			(4.3)	(4.1)
Balance, end of period			$57.0	$47.2			$57.0	$47.2

Additional paid-in capital
Balance, beginning of period			$302.6	$271.2			$301.8	$269.9
Equity based compensation			1.6	1.6			4.8	4.8
Shares withheld for taxes for equity compensation			—	(0.1)			(2.4)	(2.0)
Balance, end of period			304.2	$272.7			304.2	$272.7

Total stockholders' equity
Balance, beginning of period			$302.9	$276.9			$300.1	$273.8
Net income			2.5	1.2			12.4	9.1
Dividends declared			(1.4)	(1.3)			(4.3)	(4.1)
Equity based compensation			1.6	1.6			4.8	4.8
Shares withheld for taxes for equity compensation			—	(0.1)			(2.4)	(2.0)
Repurchase of Class A Common Stock			(2.2)	(8.3)			(7.2)	(11.6)
Balance, end of period			$303.4	$270.0			$303.4	$270.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RANGER ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$12.4	$9.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.7	32.5
Equity based compensation	4.9	4.9
Gain on sale of assets	(1.5)	(0.6)
Deferred income tax expense	4.9	3.6
Impairment of assets	0.1	0.4
Change in fair value of contingent consideration	(2.3)	—
Other expenses	1.2	2.0
Changes in operating assets and liabilities
Accounts receivable, net	(35.1)	(6.0)
Contract assets	(6.1)	1.0
Inventory	(0.3)	(0.1)
Prepaid expenses and other current assets	0.8	3.6
Other assets	2.2	1.7
Accounts payable	1.4	(2.9)
Accrued expenses	9.4	(2.6)
Contract liability	17.5	—
Other current liabilities	(2.6)	(1.8)
Other long-term liabilities	(0.1)	0.1
Net cash provided by operating activities	53.5	44.9

Cash Flows from Investing Activities
Purchase of property and equipment	(35.2)	(19.1)
Proceeds from disposal of property and equipment	2.6	1.6
Net cash used in investing activities	(32.6)	(17.5)

Cash Flows from Financing Activities
Borrowings under Revolving Credit Facility	105.1	0.3
Principal payments on Revolving Credit Facility	(108.6)	(0.3)
Principal payments on financing lease obligations	(7.2)	(5.1)
Principal payments on other financing liabilities	(0.5)	(0.5)
Dividends paid to Class A Common Stock stockholders	(4.4)	(4.1)
Shares withheld for equity compensation	(2.4)	(1.9)
Repurchase of Class A Common Stock	(7.2)	(11.5)
Net cash used in financing activities	(25.2)	(23.1)

Increase (decrease) in cash and cash equivalents	(4.3)	4.3
Cash and cash equivalents, Beginning of Period	10.3	40.9
Cash and cash equivalents, End of Period	6.0	$45.2

Supplemental Cash Flow Information
Interest paid	2.3	$1.5
Supplemental Disclosure of Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable	(0.3)	$0.1
Additions to fixed assets through installment purchases and financing leases	(4.7)	$(4.2)
Additions to fixed assets through asset trades	(1.9)	$(1.6)
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
Certain prior-period amounts have been reclassified to conform to the current-period presentation, including the separate presentation of Short-term contract liabilities previously included within Other current liabilities. These reclassifications had no impact on total liabilities, stockholders’ equity or net income.
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
•Income taxes; and
•Equity-based compensation.
New Accounting Pronouncements
Recently adopted accounting standards
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASU 2025-05 effective January 1, 2026 and elected the practical expedient and applied the guidance prospectively. In estimating expected credit losses, the Company considers historical loss experience, current conditions and reasonable and supportable forecasts, including relevant customer-specific credit considerations. Based on the short-term nature of the Company’s accounts receivable and contract assets, the adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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
Certain of the Company’s customer agreements related to the construction and operation of hybrid rigs (“ECHO Rigs”) contain lease and non-lease components. The Company has elected the lessor practical expedient under ASC 842, Leases (“ASC 842”) to account for the lease and associated non-lease components as a single combined component because the timing and pattern of transfer of the components are the same and the lease components, if accounted for separately, would be classified as operating leases. Because the non-lease components are predominant, the combined components are accounted for as single performance obligations under ASC 606. Certain ECHO Rig agreements include upfront customer contributions and contractual hourly surcharges. Revenue associated with the customer contributions and contractual surcharges is recognized over time as the related rig services are performed, generally based on rig hours. All revenue associated with the ECHO Rig agreements is included in the High Specification Rigs segment. Revenue disaggregated by reportable segment is presented in Note 17 — Segment Reporting.
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

	September 30, 2026	September 30, 2025	December 31, 2025	December 31, 2024
Accounts receivable, net	$113.5	$74.1	$77.9	$68.4
Contract assets	23.2	15.7	17.1	16.7
Contract liabilities, current portion	4.7	—	0.5	—
Contract liabilities, noncurrent portion	14.3	—	—	—
The current portion of contract liabilities is included in Short-term contract liability, and the noncurrent portion is presented as Long-term contract liability in the Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2026, the Company recognized $0.2 million of revenue that was included in the contract liability balances as of June 30, 2026. During the nine months ended September 30, 2026, the Company recognized $0.3 million of revenue that was included in the contract liability balances as of December 31, 2025.
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
As of September 30, 2026, the aggregate transaction price allocated to remaining performance obligations was $21.6 million. The Company expects to recognize this amount as follows (in millions):

For the twelve months ending September 30,	Total
2027	$4.9
2028	7.4
2029	6.9
2030	2.4
Total	$21.6
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
American Well Intermediate Holdings, LLC Acquisition
On November 7, 2025 (the “AWS Acquisition Date”), the Company entered into a Membership Interest Purchase Agreement (the “AWS Purchase Agreement”) with American Well Holdings, LLC (the “AWS Seller”) to acquire 100% of the ownership interests of American Well Intermediate Holdings, LLC (“AWS Intermediate”), the sole owner of 100% of the ownership interests of American Well Services, LLC (“American Well Services,” and together with AWS Intermediate, “AWS” and the acquisition, the “AWS Acquisition”), which operates a fleet of high specification rigs and complementary supporting equipment primarily within the Permian Basin. The AWS Acquisition was completed to strengthen the Company’s existing service offerings in its current operating segments. In January 2026, AWS Intermediate was renamed Ranger AWS Intermediate Holdings, LLC and American Well Services was renamed Ranger AWS, LLC. The financial results of AWS subsequent to the AWS Acquisition Date are included within the High Specification Rigs and Processing Solutions and Ancillary Services reporting segments.
The preliminary purchase price allocation previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been updated during the nine months ended September 30, 2026 to reflect revised estimates, including an update for the refinements to the fair value of certain acquired assets and liabilities based on updated information. During the nine months ended September 30, 2026, the Company finalized the purchase price allocation and completed the acquisition accounting for the AWS Acquisition. The cumulative measurement period adjustments primarily related to the final net working capital adjustment and refinements to the fair values of certain acquired assets and liabilities.
The total fair value of consideration transferred in the AWS Acquisition was $88.6 million, consisting of $61.8 million in cash paid at closing, reduced by a $3.0 million working capital adjustment, 1,998,401 shares of Class A Common Stock issued to the AWS Seller, and $2.3 million of additional contingent consideration measured at fair value that the AWS Seller is eligible to receive based on the performance of the AWS Acquisition during the 12 months following the AWS Acquisition Date.

The following table presents the total fair value of assets acquired and liabilities assumed in accordance with ASC 805, including cumulative measurement period adjustments recorded through the completion of the measurement period (in millions):

	As Previously Reported	Measurement Period Adjustments	Final
Cash	$6.3	—	$6.3
Accounts receivable	26.1	(0.2)	25.9
Inventory	0.2	—	0.2
Prepaid and other current assets	0.1	—	0.1
Property and equipment	68.3	(0.3)	68.0
Operating leases, right-of-use asset	6.9	—	6.9
Finance lease right-of-use assets, net	4.0	0.6	4.6
Total assets acquired	111.9	0.1	112.0

Accounts payable	7.8	(0.1)	7.7
Accrued expenses	4.0	0.1	4.1
Short-term lease liability	3.8	(0.1)	3.7
Long-term lease liability	7.7	0.2	7.9
Total liabilities assumed	23.3	0.1	23.4

Total purchase consideration transferred:
Cash	61.8	—	61.8
Net working capital adjustment	(3.0)	—	(3.0)
Equity issued	27.5	—	27.5
Fair value of contingent consideration	2.3	—	2.3
Total fair value of consideration transferred	$88.6	$—	$88.6
Net working capital adjustment represents the difference between specified current assets and current liabilities, as defined in the AWS Purchase Agreement, measured as of the AWS Acquisition Date. The net working capital adjustment was finalized during the nine months ended September 30, 2026.
Equity issued represents the 1,998,401 shares of Class A Common Stock issued pursuant to the AWS Acquisition, valued at the Company’s stock price on the AWS Acquisition Date of $13.75 per share.
Contingent consideration represents the fair value of the earnout payable to the AWS Seller based on the achievement of defined post-closing performance targets. The contingent consideration was measured at fair value as of the AWS Acquisition Date and classified as a Level 3 liability due to the use of unobservable inputs. The estimated fair value of $2.3 million was determined using a probability-weighted scenario analysis, which incorporates management’s estimates of the likelihood of achieving the applicable performance targets, discounted at the Company’s cost of debt as of the Acquisition Date. The maximum earnout payable to the AWS Seller is $5.0 million. The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in net income. During the three and nine months ended September 30, 2026, the fair value of contingent consideration decreased by $3.0 million and $2.3 million, respectively, resulting in a gain recognized within Change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations. As of September 30, 2026, the estimated fair value of the contingent consideration was zero.
The fair value of trade receivables acquired was $25.9 million. The gross contractual amounts receivable were approximately $26.2 million, of which management estimates approximately $0.3 million will not be collected.
Note 5 — Assets Held for Sale
Assets held for sale include the net book value of assets the Company plans to sell within the next 12 months and are primarily related to excess non-working assets. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of September 30, 2026 and December 31, 2025, the Company classified $0.2 million and $0.3 million, respectively, of idle high specification rigs within our broader rig portfolio as held for sale, as the assets continue to be actively marketed.
For the three and nine months ended September 30, 2026, the Company recognized an impairment expense of $0.1 million related to assets held for sale.

For the three months ended September 30, 2026 and 2025, the Company recognized a loss on asset disposals of $0.3 million and a gain on asset disposals of $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized net gains on asset disposals of $1.5 million and $0.6 million, respectively. These gains are included in (Gain) loss on sale of assets in the Condensed Consolidated Statements of Operations.
Note 6 — Property and Equipment, Net
Property and equipment, net includes the following (in millions):

	Estimated Useful Life (Years)	September 30, 2026	December 31, 2025
High specification rigs	15	$200.2	$191.8
Machinery and equipment	3 - 30	250.6	247.4
Vehicles	3 - 15	64.7	63.4
Other property and equipment	5 - 25	24.5	24.5
Property and equipment		540.0	527.1
Less: accumulated depreciation		(294.3)	(256.8)
Construction in progress		28.3	10.6
Property and equipment, net		$274.0	$280.9
Depreciation expense was $14.8 million and $10.8 million for the three months ended September 30, 2026 and 2025, respectively, and $46.2 million and $31.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 7 — Intangible Assets, Net
Definite lived intangible assets are comprised of the following (in millions):

	Estimated Useful Life (Years)	September 30, 2026	December 31, 2025
Customer relationships	10-18	$11.4	$11.4
Less: accumulated amortization		(7.1)	(6.5)
Intangible assets, net		$4.3	$4.9
Amortization expense was $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively and $0.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense for the future periods is expected to be as follows (in millions):

For the twelve months ending September 30,	Total
2027	$0.7
2028	0.5
2029	0.5
2030	0.5
2031	0.5
Thereafter	1.6
Total	$4.3
Note 8 — Accrued Expenses
Accrued expenses include the following (in millions):

	September 30, 2026	December 31, 2025
Accrued payables	$12.9	$9.1
Accrued compensation	16.0	11.5
Accrued taxes	1.8	1.4
Accrued insurance	3.9	3.4
Accrued expenses	$34.6	$25.4

Note 9 — Leases
Operating Leases
The Company has operating leases, primarily for real estate and equipment, with terms that vary from one to nine years, included in operating lease costs in the table below. The operating leases are included in Short-term lease liability and Long-term lease liability in the Condensed Consolidated Balance Sheets.
Lease costs associated with yard and field offices are included in cost of services and executive offices are included in general and administrative costs in the Condensed Consolidated Statements of Operations. Lease costs and other information related to operating leases for the three and nine months ended September 30, 2026 and 2025, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-term lease costs	$4.8	$3.2	$12.6	$10.4
Operating lease costs	$0.9	$0.8	$2.9	$2.4
Operating cash outflows from operating leases	$1.1	$0.9	$3.2	$2.6

Weighted average remaining lease term			5.1 years	1.5 years
Weighted average discount rate			6.7%	8.1%
As of September 30, 2026, aggregate future minimum lease payments under operating leases are as follows (in millions):

For the twelve months ending September 30,	Total
2027	$3.6
2028	1.5
2029	1.2
2030	1.1
2031	3.3
Total future minimum lease payments	10.7
Less: amount representing interest	(1.6)
Present value of future minimum lease payments	9.1
Less: current portion of operating lease obligations	(3.1)
Long-term portion of operating lease obligations	$6.0
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

Lease costs and other information related to finance leases for the three and nine months ended September 30, 2026 and 2025, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of finance leases	$2.0	$1.7	$7.1	$5.1
Interest on lease liabilities	$0.6	$0.6	$1.7	$1.8
Financing cash outflows from finance leases	$2.0	$1.7	$7.2	$5.1

Weighted average remaining lease term			2.3 years	2.0 years
Weighted average discount rate			6.4%	6.5%
As of September 30, 2026, aggregate future minimum lease payments under finance leases are as follows (in millions):

For the twelve months ending September 30,	Total
2027	$7.9
2028	5.4
2029	2.2
2030	0.7
Total future minimum lease payments	16.2
Less: amount representing interest and fees	(1.6)
Present value of future minimum lease payments	14.6
Less: current portion of finance lease obligations	(7.0)
Long-term portion of finance lease obligations	$7.6

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
As of September 30, 2026, aggregate future lease payments of the financing liabilities are as follows (in millions):

For the twelve months ending September 30,	Total
2027	$0.8
2028	0.8
2029	0.9
2030	0.9
2031	1.0
Thereafter	5.4
Total future minimum lease payments	$9.8
Note 11 — Debt
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of September 30, 2026, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of September 30, 2026, Letters of Credit outstanding totaled $4.8 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with the annual insurance renewals. The interest rate applicable to the Letters of Credit was approximately 1.8% for the month ended September 30, 2026.

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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2026. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of September 30, 2026 and had $4.8 million in Letters of Credit open under the facility, leaving a residual $70.2 million available for borrowings as of September 30, 2026. Subsequent to September 30, 2026, the Company borrowed $22.5 million under the Wells Fargo Revolving Credit Facility to fund the cash portion of the purchase price for the STEP Acquisition (see Note 18 — Subsequent Events). Following the closing of the STEP Acquisition on October 8, 2026, total borrowings outstanding under the Wells Fargo Revolving Credit Facility were $30.6 million and approximately $39.6 million remained available for borrowings. Long-term debt, current portion on the Condensed Consolidated Balance Sheet as of December 31, 2025 also included other immaterial financing obligations, including vehicle-related financing arrangements. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.7% for the nine months ended September 30, 2026.
Note 12 — Equity
Equity-Based Compensation
In 2017, the Company adopted the Ranger Energy Services, Inc. 2017 Long Term Incentive Plan (the “2017 Plan”). The Company has granted shares of restricted stock (“restricted shares” or “RSAs”), restricted stock units (“restricted units” or “RSUs”), and performance-based restricted stock units (“performance stock units” or “PSUs”) under the 2017 Plan.
Restricted Stock Awards
The Company has granted RSAs, which generally vest in three equal annual installments beginning on the first anniversary date of the grant. No RSAs were granted during 2026 or 2025. As of September 30, 2026, there was an aggregate of $0.5 million of unrecognized expense related to RSAs issued, which is expected to be recognized over a weighted average period of 0.5 years.
Restricted Stock Units
Beginning in 2025, the Company stopped issuing RSAs and began issuing RSUs to certain employees in lieu of RSAs. These employee RSUs generally vest in three equal annual installments beginning on the first anniversary date of the grant. In addition, the Company began granting RSUs in 2024 to certain non-employee directors, which vest on the first anniversary of the date of the grant. During the nine months ended September 30, 2026, the Company granted approximately 324,400 RSUs to employees with an approximate aggregate value of $5.5 million and 22,500 RSUs to non-employee directors with an aggregate value of $0.4 million. During the nine months ended September 30, 2025, the Company granted approximately 238,300 RSUs to employees with an approximate aggregate value of $4.1 million and 40,700 RSUs to non-employee directors with an aggregate value of $0.5 million. As of September 30, 2026, there was an aggregate of $6.3 million of unrecognized expense related to RSUs issued to employees and non-employee directors, which is expected to be recognized over a weighted average period of 2.1 years.
Certain non-employee directors may elect for a portion of their RSUs to settle in the form of restricted cash units (“RCUs”), which vest on the same schedule as the originally granted RSUs.
RCUs are cash-settled, with the value of each vested RCU equal to the closing price per share of the Company’s Class A Common Stock on the vesting date. The Company determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation—Stock Compensation, due to the cash settlement feature. RCUs are remeasured based on the closing price per share of the Company’s Class A Common Stock at the end of each reporting period. During the nine months ended September 30, 2026, non-employee directors elected cash settlement for approximately 6,500 RSUs, which are accounted for as RCUs. During the nine months ended September 30, 2025, the Company granted approximately 12,900 RCUs to non-employee directors. As of September 30, 2026, the liability associated with unvested RCUs was $0.1 million, which is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
During the nine months ended September 30, 2026, the Company granted approximately 154,100 target shares of market-based performance stock units, of which 77,050 were granted at a relative grant date fair value of approximately $22.20 per share and 77,050 were granted at an absolute grant date fair value of approximately $21.74 per share. Shares granted during the nine months ended September 30, 2026 are expected to vest (if at all) following the completion of the applicable performance period on December 31, 2028. During the nine months ended September 30, 2025, the Company granted approximately 136,000 target shares of market-based performance stock units, of which 68,000 were granted at a relative grant date fair value of approximately $22.46 per share and 68,000 were granted at an absolute grant date fair value of approximately $18.24 per share. As of September 30, 2026, there was an aggregate of $4.1 million of unrecognized compensation cost related to performance stock units, which is expected to be recognized over a weighted average period of 1.2 years.
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
During the three and nine months ended September 30, 2026, the Company repurchased 142,100 and 463,700 shares, respectively, of the Company’s Class A Common Stock for a total of $2.2 million and $7.2 million, respectively on the open market. As of September 30, 2026, an aggregate of 4,783,900 shares of Class A Common Stock were purchased for a total of $54.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023 and $30.9 million remained available under the share repurchase program.
Dividends
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company paid $4.4 million and $4.1 million to stockholders for the nine months ended September 30, 2026 and 2025, respectively.
The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
Note 13 — Risk Concentrations
Customer Concentrations
During the three months ended September 30, 2026, three customers accounted for approximately 40%, 14%, and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 68% of the revenue for high specification rigs, 61% for wireline services, and 61% for processing solutions and ancillary services. During the nine months ended September 30, 2026, three customers accounted for approximately 39%, 15%, and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 66% of the revenue for high specification rigs, 50% for wireline services, and 68% for processing solutions and ancillary services. As of September 30, 2026, approximately 67% of the net accounts receivable balance, in aggregate, was due from these customers.

The majority of our trade receivables generally have payment terms ranging from 60 to 90 days. As of September 30, 2026, the top three trade receivable balances represented approximately 48%, 13%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rigs segment, the top three trade receivable balances represented 53%, 13%, and 7%, respectively, of total High Specification Rigs net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 37%, 25%, and 11%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 44%, 12%, and 9%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
During the three months ended September 30, 2025, three customers accounted for approximately 27%, 24%, and 12%, respectively, of the Company’s consolidated revenues. These customers contributed 72% of the revenue for high specification rigs, 24% for wireline services, and 63% for processing solutions and ancillary services. During the nine months ended September 30, 2025, three customers accounted for approximately 28%, 21%, and 11%, respectively, of the Company’s consolidated revenues. These customers contributed 68% of the revenue for high specification rigs, 30% for wireline services, and 54% for processing solutions and ancillary services. As of September 30, 2025, approximately 60% of the net accounts receivable balance, in aggregate, was due from these customers.
Note 14 — Income Taxes
Effective Tax Rate
The Company is a corporation and is subject to U.S. federal income tax. The Company uses an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating the estimated annual effective tax rate, the Company considers forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and other income tax related estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. The effective U.S. federal income tax rate applicable to the Company for the nine months ended September 30, 2026 and 2025 was 32.9% and 30.5%, respectively. The Company is subject to the Texas Margin Tax, which requires tax payments at a maximum statutory effective rate of 0.75% on the taxable margin of each taxable entity that does business in Texas.
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
As the Company continues to experience increasing profits, it expects to fully utilize all deferred tax assets including those associated with the net operating loss carry-forward. Accordingly, the Company has not recorded a valuation allowance against any deferred tax assets as of September 30, 2026.
Other Tax Matters
Total income tax expense for the nine months ended September 30, 2026 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income or loss primarily due to the impact of state income taxes as well as certain non-deductible expenses.
The Company qualified for federal government assistance through employee retention credit provisions of the Consolidated Appropriations Act of 2021. As previously reported, the Company filed amended tax returns with the Internal Revenue Service ("IRS") claiming a refund of certain payroll taxes from 2020 and 2021. During 2025, the Company received a portion of the claimed refunds in cash and recognized such amounts in Other income in the periods received. As of September 30, 2026, the Company had not recognized a receivable for the remaining claimed amount and plans to record any additional refunds in the period received.
The Company is subject to the following material taxing jurisdictions: the United States and Texas. As of September 30, 2026, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2022 through 2025.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2026, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (numerator):
Basic:
Income attributable to Ranger Energy Services, Inc.	$2.5	$1.2	$12.4	$9.1
Net income attributable to Class A Common Stock	$2.5	$1.2	$12.4	$9.1

Diluted:
Income attributable to Ranger Energy Services, Inc.	$2.5	$1.2	$12.4	$9.1
Net income attributable to Class A Common Stock	$2.5	$1.2	$12.4	$9.1

Weighted average shares (denominator):
Weighted average number of shares - basic	23,416,260	21,769,012	23,593,251	22,208,218
Effect of share-based awards	394,525	313,752	371,936	311,862
Weighted average number of shares - diluted	23,810,785	22,082,764	23,965,187	22,520,080

Basic income per share	$0.11	$0.06	$0.53	$0.41
Diluted income per share	$0.10	$0.05	$0.52	$0.40
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
Earnout Obligations Related to Business Combination
In connection with the AWS Acquisition, the Company included in the AWS Purchase Agreement a contingent consideration arrangement that provides for potential future cash payments to the AWS Seller based on the achievement of specified post-acquisition performance targets during the 12 months following the AWS Acquisition Date. The contingent consideration obligation is recorded at fair value and remeasured each reporting period, with changes in fair value recognized in earnings. During the nine months ended September 30, 2026, the fair value of the contingent consideration decreased by $2.3 million. As of September 30, 2026, the fair value of the contingent consideration liability was zero. See “Item 1. Financial Statements (Unaudited)—Note 4 — Business Combination" for additional information.

Note 17 — Segment Reporting
The Company’s operations are located in the United States and organized into three reportable segments: High Specification Rigs, Wireline Services, and Processing Solutions and Ancillary Services. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services, or Processing Solutions and Ancillary Services. The reportable segments comprise the structure used by the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance during the years presented in the accompanying Consolidated Financial Statements. The Chief Executive Officer is regarded as the Company’s CODM. The primary profitability measurement used by the CODM to review segment operating results is Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, adjustment to contingent consideration, contract liability revenue recognition, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance. The CODM uses Adjusted EBITDA as the primary measure of segment profitability to assess segment performance and monitor period-over-period, forecast-to-actual and plan-to-actual results. The CODM also uses Adjusted EBITDA to inform resource allocation decisions, including the allocation of equipment, financial and human resources, and in connection with the Company’s annual planning and forecasting process.
The reportable segments have been categorized based on services provided in each line of business. The tables below present Adjusted EBITDA, as the Company believes this is most consistent with the principles used in measuring the financial statements.
During the second quarter of 2026, the Company changed the classification of certain revenues and related costs associated with the AWS Acquisition. These activities, which were previously included in the Processing Solutions and Ancillary Services segment, are now included in the High Specification Rigs segment to align with the manner in which management reviews the operations. The change impacted segment revenue for the three months ended March 31, 2026 and, accordingly, segment revenue for the nine months ended September 30, 2026. The change had no impact on the Company’s consolidated financial position, results of operations or cash flows for the nine months ended September 30, 2025.
The Company’s assets are routinely utilized across multiple segments, and the CODM does not regularly review net property and equipment by segment when evaluating segment performance or allocating resources. Therefore, the net property and equipment by segment is not presented.
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

Certain segment information for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Three Months Ended September 30, 2026
Revenue	$110.5	$12.3	$40.0	$162.8
Employee expenses	47.0	2.4	9.2	58.6
Repair and maintenance	10.1	1.2	3.7	15.0
Other segment items*	35.5	8.5	20.4	64.4
Plus: Severance and reorganization costs	0.1	—	—	0.1
Plus: Acquisition related costs	0.7	—	0.1	0.8
Plus: Contract liability revenue recognition	(0.3)	—	—	(0.3)
Segment Adjusted EBITDA	18.4	0.2	6.8	25.4

Depreciation and amortization	9.0	1.6	4.0	$14.6
Capital expenditures	$8.6	$0.4	$3.2	$12.2

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Nine Months Ended September 30, 2026
Revenue	$333.0	$41.5	$123.9	$498.4
Employee expenses	157.5	14.1	41.7	213.3
Repair and maintenance	31.7	3.4	13.6	48.7
Other segment items*	84.6	20.5	44.2	149.3
Plus: Severance and reorganization costs	0.3	0.2	—	0.5
Plus: Acquisition related costs	1.2	0.3	0.1	1.6
Plus: Contract liability revenue recognition	(0.3)	—	—	(0.3)
Segment Adjusted EBITDA	60.4	4.0	24.5	88.9

Depreciation and amortization	$28.7	$6.3	$11.2	$46.2
Capital expenditures	$31.6	$1.0	$9.5	$42.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Three Months Ended September 30, 2025
Revenue	$80.9	$17.2	$30.8	$128.9
Employee expenses	41.4	8.1	11.6	61.1
Repair and maintenance	8.2	1.6	3.5	13.3
Other segment items*	15.6	8.9	10.2	34.7
Plus: Severance and reorganization costs	—	0.1	—	0.1
Plus: Acquisition related costs	—	0.1	—	0.1
Plus: Inventory adjustment	—	1.6	—	1.6
Segment Adjusted EBITDA	$15.7	$0.4	$5.5	21.6

Depreciation and amortization	$5.7	$2.8	$2.1	$10.6
Capital expenditures	$4.3	$0.8	$1.9	$7.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Total
	Nine Months Ended September 30, 2025
Revenue	$254.7	$56.5	$93.5	$404.7
Employee expenses	131.3	27.1	35.3	193.7
Repair and maintenance	24.5	6.1	10.0	40.6
Other segment items*	48.2	26.4	30.6	105.2
Plus: Severance and reorganization costs	—	0.7	—	0.7
Plus: Acquisition related costs	—	0.5	0.1	0.6
Plus: Inventory adjustment	—	1.6	—	1.6
Segment Adjusted EBITDA	$50.7	$(0.3)	$17.7	$68.1

Depreciation and amortization	$16.7	$8.1	$6.4	$31.2
Capital expenditures	$18.8	$0.8	$5.2	$24.8
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

A reconciliation of Adjusted EBITDA to income before income taxes and net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment Adjusted EBITDA	$25.4	$21.6	$88.9	$68.1
Other unallocated expenses	(5.3)	(4.8)	(16.9)	(15.2)
Impairment of assets	(0.1)	—	(0.1)	(0.4)
Equity based compensation	(1.7)	(1.6)	(4.9)	(4.8)
(Gain) loss on sale of assets	(0.3)	0.4	1.5	0.6
Severance and reorganization costs	(0.1)	(0.1)	(0.5)	(0.8)
Acquisition related costs	(1.4)	(0.1)	(2.8)	(0.7)
Legal fees and settlements	—	(0.2)	—	(0.5)
Adjustment to contingent consideration	3.0	—	2.3	—
Employee retention credit	—	0.3	—	1.9
Inventory adjustment	—	(1.6)	—	(1.6)
Contract liability revenue recognition	0.3	—	0.3	—
Depreciation and amortization	(14.9)	(11.0)	(46.7)	(32.5)
Interest expense, net	(0.7)	(0.4)	(2.6)	(1.0)
Income before income taxes	4.2	2.5	18.5	13.1
Income tax expense	(1.7)	(1.3)	(6.1)	(4.0)
Net income	$2.5	$1.2	$12.4	$9.1
Note 18 — Subsequent Events
STEP U.S. Operations Acquisition
As previously disclosed in the Current Report on Form 8-K filed by the Company on August 31, 2026, the Company entered into an Asset Purchase Agreement (the “STEP Purchase Agreement”), dated as of August 30, 2026, with STEP Energy Services (USA) Ltd., STEP Energy Services (Leasing) LLC, STEP Energy Services Holdings Ltd., and STEP Nitrogen Industrial Services (USA) Ltd. (collectively, “STEP” or the “Sellers”), pursuant to which the Company agreed to acquire certain assets associated with STEP’s coiled tubing, fluid and nitrogen pumping, and related well services business in the United States (the “STEP Acquisition”). On October 8, 2026, the Company completed the transactions contemplated by the STEP Purchase Agreement.
Pursuant to the STEP Purchase Agreement, the Company acquired certain coiled tubing units and related equipment and other operating assets, and certain rights under leases associated with the acquired operations, among other assets. In connection with the STEP Acquisition, the Company also assumed certain obligations relating to certain facility, vehicle and equipment leases.
The aggregate consideration for the STEP Acquisition was approximately $27.5 million, subject to customary post-closing adjustments set forth in the STEP Purchase Agreement. The consideration consisted of $22.5 million in cash and 307,503 shares of Class A Common Stock issued to the Sellers. The cash portion of the purchase price was funded through borrowings under the Company’s Wells Fargo Revolving Credit Facility.
As of the date these Condensed Consolidated Financial Statements were issued, the initial accounting for the STEP Acquisition was incomplete. Accordingly, certain disclosures, including the purchase price allocation and pro forma financial information, are not included herein.
Dividend
On November 9, 2026, the Board of Directors declared a quarterly cash dividend of $0.06 per share payable December 4, 2026 to common stockholders of record at the close of business on November 20, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors. There can be no assurance that we will pay a dividend in the future.
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
For additional financial information about our segments, please see “Item 1. Financial Statements (Unaudited)—Note 17 — Segment Reporting.”
Business Outlook
Market conditions across the oilfield services sector were mixed during the third quarter of 2026. Geopolitical developments and disruptions to global oil supply continued to contribute to elevated commodity prices and market volatility. The Company expects customer activity to continue to be shaped primarily by operators’ longer-term capital discipline, basin-level economics and production priorities rather than short-term commodity price movements alone. The Company’s production-oriented service lines continue to support relative resilience in its core business.
Although elevated commodity prices and ongoing supply constraints may support customer activity in the near term, the timing and extent of any corresponding changes in customer spending in the mid to longer term remain uncertain. Prolonged disruptions to global oil supply and transportation could further constrain supply and support commodity prices, while sustained elevated prices could weaken global energy demand and, in turn, affect North American oil and gas activity.
The Company continues to monitor macroeconomic and industry developments that may affect demand for its services. During the third quarter of 2026, the West Texas Intermediate (“WTI”) crude oil spot price averaged approximately $87 per barrel, compared to approximately $96 per barrel during the second quarter of 2026 and approximately $66 per barrel during the third quarter of 2025. For the nine months ended September 30, 2026, the WTI crude oil spot price averaged approximately $85 per barrel, compared to approximately $67 per barrel during the same period in 2025. The U.S. Energy Information Administration (“EIA”) noted in its October 2026 Short-Term Energy Outlook that WTI crude oil prices are expected to average approximately $97 per barrel during the fourth quarter of 2026 before declining during 2027, averaging approximately $80 per barrel for the year and approximately $70 per barrel during the fourth quarter of 2027. The EIA also forecast U.S. crude oil production to average approximately 13.9 million barrels per day in 2026.
Although commodity prices have been affected by disruptions in the Middle East, the Company believes customers will continue to prioritize efficient production from existing wells and disciplined development activity. As a provider of production- and completion-oriented well services with solely domestic operations, the Company believes its service offerings are positioned to benefit from customer demand associated with maintaining and enhancing production. However, reductions in customer capital spending, weakening oil demand, sustained cost inflation or increased competitive pricing pressures could adversely affect utilization, pricing and financial results, particularly in service lines more directly exposed to discretionary completions activity.
Following the AWS Acquisition in November 2025, the Company has a larger presence in the Permian Basin and an operating footprint more heavily concentrated in this basin than in prior operating periods. AWS complements the Company’s existing service offerings and contributed to the Company’s financial results during the first nine months of 2026. During the remainder of the year, the Company remains focused on continuing to realize the expected benefits of the AWS Acquisition, maintaining service quality for customers and preserving liquidity and balance sheet flexibility.
Subsequent to September 30, 2026, on October 8, 2026, the Company completed the STEP Acquisition, acquiring certain assets associated with STEP’s coiled tubing, fluid and nitrogen pumping, and related well services business in the United States. See “Item 1. Financial Statements (Unaudited)—Note 18 — Subsequent Events.” The STEP Acquisition is expected to significantly expand the Company’s coiled tubing operations and increase its presence in several of its existing operating basins, including the Permian Basin. The Company remains focused on integrating the acquired operations while maintaining operational and financial discipline.

The Company also continues to advance its ECHO hybrid rig program, which represents the next generation of its high-specification rig fleet. As of September 30, 2026, the Company had 24 ECHO rigs under contract, of which 4 were active in the field. The ECHO rigs are designed to provide lower emissions, reduced fuel consumption and improved operating efficiency compared to conventional rigs. The Company believes the ECHO program enhances its competitive position and supports long-term customer relationships. The timing and pace of additional ECHO rig deployments will depend on customer demand, customer capital spending plans, construction schedules and broader industry conditions.
Following the AWS Acquisition and the STEP Acquisition, the Company has increased its scale and service capabilities in several of its core operating basins. The Company intends to continue pursuing opportunities to provide complementary services to existing and new customers while remaining focused on disciplined capital allocation, liquidity and balance sheet flexibility.
The Company also continues to monitor longer-term trends that may influence demand for its services, including evolving regulatory requirements and policies related to emissions and flaring, the pace of natural gas infrastructure development, increasing power demand associated with data center development, and changing customer demand for field-level gas processing solutions. While the Company’s direct exposure to natural gas markets is more limited than its exposure to crude oil markets, these factors could provide incremental support for certain of the Company’s service offerings.
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
General and Administrative. General and administrative expenses are corporate in nature and are included within Other. These costs include the majority of centrally-located company management and administrative personnel and are not attributable to any of our lines of business or reporting segments.
Operating Income or Loss
We analyze our operating income or loss by segment, which we have defined as revenue less cost of services and depreciation expense. We believe this is a key financial metric as it provides insight into profitability and operational performance based on the historical cost basis of our assets.
Adjusted EBITDA
We view Adjusted EBITDA, which is a non‑GAAP financial measure, as an important indicator of performance. The CODM primarily uses Adjusted EBITDA to assess segment profitability and make resource allocation decisions. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, adjustment to contingent consideration, contract liability revenue recognition, and certain other non‑cash and certain other items that we do not view as indicative of our ongoing performance. See “—Results of Operations” and “—Note Regarding Non‑GAAP Financial Measure” for more information and reconciliations of net income (loss) to Adjusted EBITDA, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Results of Operations
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Three Months Ended
	September 30,		Variance
	2026	2025	$	%
Revenue
High Specification Rigs	$110.5	$80.9	$29.6	37%
Wireline Services	12.3	17.2	(4.9)	(28)%
Processing Solutions and Ancillary Services	40.0	30.8	9.2	30%
Total revenue	162.8	128.9	33.9	26%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High Specification Rigs	92.6	65.2	27.4	42%
Wireline Services	12.1	18.6	(6.5)	(35)%
Processing Solutions and Ancillary Services	33.3	25.3	8.0	32%
Total cost of services (exclusive of depreciation and amortization)	138.0	109.1	28.9	26%
General and administrative	7.7	6.6	1.1	17%
Depreciation and amortization	14.9	11.0	3.9	35%
Impairment of assets	0.1	—	0.1	(100)%
(Gain) loss on sale of assets	0.3	(0.4)	0.7	(175)%
Change in fair value of contingent consideration	(3.0)	—	(3.0)	100%
Total operating expenses	158.0	126.3	31.7	25%

Operating income	4.8	2.6	2.2	85%

Other income and expenses
Interest expense, net	0.7	0.4	0.3	75%
Other income, net	(0.1)	(0.3)	0.2	(67)%
Total other expenses, net	0.6	0.1	0.5	500%

Income before income tax expense	4.2	2.5	1.7	68%
Income tax expense	1.7	1.3	0.4	31%
Net income	$2.5	$1.2	$1.3	108%
Revenue. Revenue for the three months ended September 30, 2026 increased $33.9 million, or 26%, to $162.8 million from $128.9 million for the three months ended September 30, 2025. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the three months ended September 30, 2026 increased $29.6 million, or 37%, to $110.5 million from $80.9 million for the three months ended September 30, 2025. The increase in revenue reflects revenue growth of $30.9 million related to the AWS Acquisition and included a corresponding increase in total rig hours to 143,500 hours for the three months ended September 30, 2026 from 111,200 hours reported for the three months ended September 30, 2025. Hourly rig rates increased to $770 per hour for the three months ended September 30, 2026 from $727 per hour for the three months ended September 30, 2025, largely reflecting the pass through of fuel surcharges as well as certain changes in asset and regional revenue mix.
Wireline Services. Wireline Services revenue for the three months ended September 30, 2026 decreased $4.9 million, or 28%, to $12.3 million from $17.2 million for the three months ended September 30, 2025. The decreased revenue was primarily attributable to a $4.4 million decrease in completion services revenue where there was a 61% decrease in completed stage counts to 700 for the three months ended September 30, 2026 from 1,800 for the three months ended September 30, 2025, primarily reflecting a change in customer and job mix. Additionally, production services revenue decreased $1.1 million, partially offset by a $0.7 million increase in pump down services revenue.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the three months ended September 30, 2026 increased $9.2 million, or 30%, to $40.0 million from $30.8 million for the three months ended

September 30, 2025. The increase reflects higher activity in other Ancillary Services lines with revenue growth of $7.9 million related to the AWS Acquisition and increases also within primarily the plugging and abandonment and Torrent legacy service lines.
Cost of services (exclusive of depreciation and amortization). Cost of services for the three months ended September 30, 2026 increased $28.9 million, or 26%, to $138.0 million from $109.1 million for the three months ended September 30, 2025. As a percentage of revenue, cost of services was 85% for both the three months ended September 30, 2026 and 2025. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the three months ended September 30, 2026 increased $27.4 million, or 42%, to $92.6 million from $65.2 million for the three months ended September 30, 2025. The increase is primarily attributable to increased employee labor, fuel, and repair and maintenance costs which amounted to $15.4 million, $2.7 million and $2.4 million, respectively. These increases were driven by higher activity levels and the inclusion of $24.7 million of costs related to the AWS Acquisition. As a percentage of High Specification Rigs revenue, cost of services increased from 81% for the three months ended September 30, 2025 to 84% for the three months ended September 30, 2026.
Wireline Services. Wireline Services cost of services for the three months ended September 30, 2026 decreased $6.5 million, or 35%, to $12.1 million from $18.6 million for the three months ended September 30, 2025. The decrease is primarily attributable to a decrease in costs from the completion services line by approximately $4.6 million as the Company reorganized this service line in response to lower operating activity. Additionally, costs decreased within production and pump down services by $1.5 million and $0.4 million, respectively. As a percentage of Wireline Services revenue, cost of services decreased from 108% for the three months ended September 30, 2025 to 98% for the three months ended September 30, 2026. These cost reductions reflect the Company’s efforts to align the Wireline Services cost structure with current activity levels, which contributed to improved profitability despite continued pressure on revenue.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the three months ended September 30, 2026 increased $8.0 million, or 32%, to $33.3 million from $25.3 million for the three months ended September 30, 2025. The increase is primarily attributable to increased employee labor, repair and maintenance, and fuel costs which amounted to $2.2 million, $1.0 million, and $0.9 million, respectively. These increases were driven by higher activity levels and the inclusion of $6.3 million of costs related to operations acquired in the AWS Acquisition. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services remained relatively steady moving from 82% for the three months ended September 30, 2025 to 83% for the three months ended September 30, 2026.
General and Administrative. General and administrative expenses for the three months ended September 30, 2026 increased $1.1 million, or 17%, to $7.7 million from $6.6 million for the three months ended September 30, 2025. This increase was due to increased employee labor costs and professional fees.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2026 increased $3.9 million, or 35%, to $14.9 million from $11.0 million for the three months ended September 30, 2025. The increase is primarily due to the inclusion of depreciation associated with assets acquired in the AWS Acquisition.
Interest Expense, net. Interest expense, net for the three months ended September 30, 2026 increased $0.3 million, or 75%, to $0.7 million from $0.4 million for the three months ended September 30, 2025. The increase in interest expense, net was primarily due to higher non-recurring interest income recognized during 2025 and the increased principal balance under our Wells Fargo Revolving Credit Facility.
Income Tax Expense. Income tax expense for the three months ended September 30, 2026 increased $0.4 million, or 31%, to $1.7 million compared to $1.3 million for the three months ended September 30, 2025. The increase in tax expense resulted from higher taxable income and an increase in non-deductible expenses.
Net Income. Net income for the three months ended September 30, 2026 increased $1.3 million, or 108%, to $2.5 million from $1.2 million for the three months ended September 30, 2025. The increase in net income was primarily driven by incremental operating income from the AWS Acquisition and the contingent consideration gain, partially offset by lower income resulting from activity declines in the Wireline Services segment.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
The following is an analysis of our operating results. See “—How We Evaluate Our Operations” for definitions of rig hours, stage counts and other analogous information, as well as key operating metrics (in millions).

	Nine Months Ended
	September 30,		Variance
	2026	2025	$	%
Revenue
High specification rigs	$333.0	$254.7	$78.3	31%
Wireline services	41.5	56.5	(15.0)	(27)%
Processing solutions and ancillary services	123.9	93.5	30.4	33%
Total revenue	498.4	404.7	93.7	23%

Operating expenses
Cost of services (exclusive of depreciation and amortization):
High specification rigs	273.8	204.0	69.8	34%
Wireline services	38.0	59.6	(21.6)	(36)%
Processing solutions and ancillary services	99.5	75.9	23.6	31%
Total cost of services	411.3	339.5	71.8	21%
General and administrative	23.1	20.7	2.4	12%
Depreciation and amortization	46.7	32.5	14.2	44%
Impairment of assets	0.1	0.4	(0.3)	(75)%
Gain on sale of assets	(1.5)	(0.6)	(0.9)	(150)%
Change in fair value of contingent consideration	(2.3)	—	(2.3)	100%
Total operating expenses	477.4	392.5	84.9	22%

Operating income	21.0	12.2	8.8	72%

Other income and expenses
Interest expense, net	2.6	1.0	1.6	160%
Other income, net	(0.1)	(1.9)	1.8	(95)%
Total other expenses (income), net	2.5	(0.9)	3.4	(378)%

Income before income tax expense	18.5	13.1	5.4	41%
Income tax expense	6.1	4.0	2.1	53%
Net income	$12.4	$9.1	$3.3	36%
Revenue. Revenue for the nine months ended September 30, 2026 increased $93.7 million, or 23%, to $498.4 million from $404.7 million for the nine months ended September 30, 2025. The change in revenue by segment was as follows:
High Specification Rigs. High Specification Rigs revenue for the nine months ended September 30, 2026 increased $78.3 million, or 31%, to $333.0 million from $254.7 million for the nine months ended September 30, 2025. The increase in revenue reflects revenue growth of $90.4 million related to the AWS Acquisition and included a corresponding increase in the average revenue per rig hour by 3% to $764 from $741 for the nine months ended September 30, 2025, coupled with a 27% increase in total rig hours to 435,700 for the nine months ended September 30, 2026 from 343,900 for the nine months ended September 30, 2025.
Wireline Services. Wireline Services revenue for the nine months ended September 30, 2026 decreased $15.0 million, or 27%, to $41.5 million from $56.5 million for the nine months ended September 30, 2025. The decrease in wireline services revenue was attributable to reductions in the completions service line totaling $9.1 million illustrated by a 30% decrease in completed stage counts to 4,000 for the nine months ended September 30, 2026 from 5,700 for the nine months ended September 30, 2025. This decrease in completion services revenue and stage count is indicative of lower operating activity reflecting the Company’s decision to pursue only work with appropriate margins. Wireline production associated services and pump down revenues decreased year over year by $5.8 million and $0.1 million, respectively.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services revenue for the nine months ended September 30, 2026 increased $30.4 million, or 33%, to $123.9 million from $93.5 million for the nine months ended

September 30, 2025. The increase reflects higher activity in other Ancillary Services lines with revenue growth of $27.8 million related to the AWS Acquisition.
Cost of services (exclusive of depreciation and amortization). Cost of services for the nine months ended September 30, 2026 increased $71.8 million, or 21%, to $411.3 million from $339.5 million for the nine months ended September 30, 2025. As a percentage of revenue, cost of services was 83% and 84% for the nine months ended September 30, 2026 and 2025, respectively. The change in cost of services by segment was as follows:
High Specification Rigs. High Specification Rigs cost of services for the nine months ended September 30, 2026 increased $69.8 million, or 34%, to $273.8 million from $204.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in variable expenses, most significant of which are employee-related labor costs, repair and maintenance, fuel, and travel costs, which amounted to $34.4 million, $7.9 million, $6.0 million and $5.7 million, respectively. These increases were driven by higher activity levels and the inclusion of $71.7 million of costs related to the AWS Acquisition. As a percentage of High Specification Rigs revenue, cost of services increased from 80% for the nine months ended September 30, 2025 to 82% for the nine months ended September 30, 2026.
Wireline Services. Wireline Services cost of services for the nine months ended September 30, 2026 decreased $21.6 million, or 36%, to $38.0 million from $59.6 million for the nine months ended September 30, 2025. The decrease is primarily attributable to a decrease in costs from the completion services line by approximately $11.2 million as the Company reorganized this service line beginning in the second half of the prior year to accommodate lower operating activity and focus on more profitable service lines. Additionally, costs decreased in the production services line by $5.8 million. As a percentage of Wireline Services revenue, cost of services decreased from 105% for the nine months ended September 30, 2025 to 92% for the nine months ended September 30, 2026 primarily due to cost reductions and lower activity levels.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services cost of services for the nine months ended September 30, 2026 increased $23.6 million, or 31%, to $99.5 million from $75.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to increased employee labor and repair and maintenance costs which amounted to $7.6 million and $3.7 million, respectively. These increases were driven by higher activity levels and the inclusion of $21.3 million of costs related to operations acquired in the AWS Acquisition. As a percentage of Processing Solutions and Ancillary Services revenue, cost of services remained relatively consistent, reporting 81% for the nine months ended September 30, 2025 to 80% for the nine months ended September 30, 2026.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2026 increased $2.4 million, or 12%, to $23.1 million from $20.7 million for the nine months ended September 30, 2025. This increase was due to increased employee labor, integration costs largely associated with the AWS Acquisition and incremental professional fees incurred in 2026.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2026 increased $14.2 million, or 44%, to $46.7 million from $32.5 million for the nine months ended September 30, 2025. The increase is primarily due to the inclusion of depreciation associated with assets acquired in the AWS Acquisition.
Interest Expense, net. Interest expense, net for the nine months ended September 30, 2026 increased $1.6 million, or 160%, to $2.6 million from $1.0 million for the nine months ended September 30, 2025. The increase in interest expense, net was primarily due to higher non-recurring interest income recognized during 2025 and the increased principal balance under our Wells Fargo Revolving Credit Facility.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2026 increased $2.1 million, or 53%, to $6.1 million from $4.0 million for the nine months ended September 30, 2025. The increase in tax expense resulted from higher taxable income and an increase in non-deductible expenses.
Net Income. Net income for the nine months ended September 30, 2026 increased $3.3 million, or 36%, to $12.4 million from $9.1 million for the nine months ended September 30, 2025. The increase in net income was primarily driven by incremental operating income from the AWS Acquisition and the contingent consideration gain, partially offset by lower income resulting from activity declines in the Wireline Services segment.
Note Regarding Non-GAAP Financial Measure
Adjusted EBITDA is not a financial measure determined in accordance with U.S. GAAP. We define Adjusted EBITDA as net income or loss before net interest expense, income tax expense, depreciation and amortization, equity-based compensation, acquisition related costs, severance and reorganization costs, gain or loss on sale of assets, significant and unusual legal fees and settlements, impairment of assets, employee retention credit, inventory adjustment, adjustment to contingent consideration, contract liability revenue recognition, and certain other non-cash and certain other items that we do not view as indicative of our ongoing performance.

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

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Statements (Unaudited)—Note 17 — Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2026
Net income (loss)	$8.9	$(1.4)	$2.7	$(7.7)	$2.5
Interest expense, net	—	—	—	0.7	0.7
Income tax expense	—	—	—	1.7	1.7
Depreciation and amortization	9.0	1.6	4.0	0.3	14.9
EBITDA	17.9	0.2	6.7	(5.0)	19.8
Impairment of assets	—	—	—	0.1	0.1
Equity based compensation	—	—	—	1.7	1.7
Loss on sale of assets	—	—	—	0.3	0.3
Severance and reorganization costs	0.1	—	—	—	0.1
Acquisition related costs	0.7	—	0.1	0.6	1.4
Adjustment to contingent consideration	—	—	—	(3.0)	(3.0)
Contract liability revenue recognition	(0.3)	—	—	—	(0.3)
Adjusted EBITDA	$18.4	$0.2	$6.8	$(5.3)	$20.1

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Three Months Ended September 30, 2025
Net income (loss)	$10.0	$(4.2)	$3.4	$(8.0)	$1.2
Interest expense, net	—	—	—	0.4	0.4
Income tax expense	—	—	—	1.3	1.3
Depreciation and amortization	5.7	2.8	2.1	0.4	11.0
EBITDA	15.7	(1.4)	5.5	(5.9)	13.9
Equity based compensation	—	—	—	1.6	1.6
Gain on sale of assets	—	—	—	(0.4)	(0.4)
Severance and reorganization costs	—	0.1	—	—	0.1
Acquisition related costs	—	0.1	—	—	0.1
Legal fees and settlements	—	—	—	0.2	0.2
Employee retention credit	—	—	—	(0.3)	(0.3)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$15.7	$0.4	$5.5	$(4.8)	$16.8

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(1.1)	$2.8	$(0.7)	$0.3	$1.3
Interest expense, net	—	—	—	0.3	0.3
Income tax expense	—	—	—	0.4	0.4
Depreciation and amortization	3.3	(1.2)	1.9	(0.1)	3.9
EBITDA	2.2	1.6	1.2	0.9	5.9
Impairment of assets	—	—	—	0.1	0.1
Equity based compensation	—	—	—	0.1	0.1
(Gain) loss on sale of assets	—	—	—	0.7	0.7
Severance and reorganization costs	0.1	(0.1)	—	—	—
Acquisition related costs	0.7	(0.1)	0.1	0.6	1.3
Legal fees and settlements	—	—	—	(0.2)	(0.2)
Employee retention credit	—	—	—	0.3	0.3
Inventory adjustment	—	(1.6)	—	—	(1.6)
Adjustment to contingent consideration	—	—	—	(3.0)	(3.0)
Contract liability revenue recognition	(0.3)	—	—	—	(0.3)
Adjusted EBITDA	$2.7	$(0.2)	$1.3	$(0.5)	$3.3
Adjusted EBITDA for the three months ended September 30, 2026 increased $3.3 million to $20.1 million from $16.8 million for the three months ended September 30, 2025. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the three months ended September 30, 2026 increased $2.7 million to $18.4 million from $15.7 million for the three months ended September 30, 2025, due to an increase in revenue of $29.6 million, partially offset by a corresponding increase in cost of services of $27.4 million with costs increasing as a percent of revenue due to inflationary pressures.
Wireline Services. Wireline Services Adjusted EBITDA for the three months ended September 30, 2026 decreased $0.2 million to $0.2 million from $0.4 million for the three months ended September 30, 2025. Adjusted EBITDA increased $1.6 million due to a decrease in cost of services of $6.5 million, partially offset by a corresponding decline in revenue of $4.9 million. This improvement was more than offset by $1.8 million of adjustments to EBITDA in the prior year period, primarily an inventory adjustment, that did not recur in the current year period.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the three months ended September 30, 2026 increased $1.3 million to $6.8 million from $5.5 million for the three months ended September 30, 2025, due to an increase in revenue of $9.2 million, partially offset by a corresponding increase in cost of services of $8.0 million.
Other. The Other Adjusted EBITDA loss for the three months ended September 30, 2026 increased $0.5 million to $5.3 million from $4.8 million for the three months ended September 30, 2025. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
The following is an analysis of our Adjusted EBITDA. See “Item 1. Financial Statements (Unaudited)—Note 17 — Segment Reporting” and “—Results of Operations” for further details (in millions).

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Nine Months Ended September 30, 2026
Net income (loss)	$30.5	$(2.8)	$13.2	$(28.5)	$12.4
Interest expense, net	—	—	—	2.6	2.6
Income tax expense	—	—	—	6.1	6.1
Depreciation and amortization	28.7	6.3	11.2	0.5	46.7
EBITDA	59.2	3.5	24.4	(19.3)	67.8
Impairment of assets	—	—	—	0.1	0.1
Equity based compensation	—	—	—	4.9	4.9
Gain on sale of assets	—	—	—	(1.5)	(1.5)
Severance and reorganization costs	0.3	0.2	—	—	0.5
Acquisition related costs	1.2	0.3	0.1	1.2	2.8
Adjustment to contingent consideration	—	—	—	(2.3)	(2.3)
Contract liability revenue recognition	(0.3)	—	—	—	(0.3)
Adjusted EBITDA	$60.4	$4.0	$24.5	$(16.9)	$72.0

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Nine Months Ended September 30, 2025
Net income (loss)	$34.0	$(11.2)	$11.2	$(24.9)	$9.1
Interest expense, net	—	—	—	1.0	1.0
Income tax expense	—	—	—	4.0	4.0
Depreciation and amortization	16.7	8.1	6.4	1.3	32.5
EBITDA	50.7	(3.1)	17.6	(18.6)	46.6
Impairment of assets	—	—	—	0.4	0.4
Equity based compensation	—	—	—	4.8	4.8
Gain on sale of assets	—	—	—	(0.6)	(0.6)
Severance and reorganization costs	—	0.7	—	0.1	0.8
Acquisition related costs	—	0.5	0.1	0.1	0.7
Legal fees and settlements	—	—	—	0.5	0.5
Employee retention credit	—	—	—	(1.9)	(1.9)
Inventory adjustment	—	1.6	—	—	1.6
Adjusted EBITDA	$50.7	$(0.3)	$17.7	$(15.2)	$52.9

	High Specification Rigs	Wireline Services	Processing Solutions and Ancillary Services	Other	Total
	Variance ($)
Net income (loss)	$(3.5)	$8.4	$2.0	$(3.6)	$3.3
Interest expense, net	—	—	—	1.6	1.6
Income tax expense	—	—	—	2.1	2.1
Depreciation and amortization	12.0	(1.8)	4.8	(0.8)	14.2
EBITDA	8.5	6.6	6.8	(0.7)	21.2
Impairment of assets	—	—	—	(0.3)	(0.3)
Equity based compensation	—	—	—	0.1	0.1
Gain on sale of assets	—	—	—	(0.9)	(0.9)
Severance and reorganization costs	0.3	(0.5)	—	(0.1)	(0.3)
Acquisition related costs	1.2	(0.2)	—	1.1	2.1
Legal fees and settlements	—	—	—	(0.5)	(0.5)
Employee retention credit	—	—	—	1.9	1.9
Inventory adjustment	—	(1.6)	—	—	(1.6)
Adjustment to contingent consideration	—	—	—	(2.3)	(2.3)
Contract liability revenue recognition	(0.3)	—	—	—	(0.3)
Adjusted EBITDA	$9.7	$4.3	$6.8	$(1.7)	$19.1
Adjusted EBITDA for the nine months ended September 30, 2026 increased $19.1 million to $72.0 million from $52.9 million for the nine months ended September 30, 2025. The change by segment was as follows:
High Specification Rigs. High Specification Rigs Adjusted EBITDA for the nine months ended September 30, 2026 increased $9.7 million to $60.4 million from $50.7 million for the nine months ended September 30, 2025, due to an increase in revenue of $78.3 million, partially offset by a corresponding increase in cost of services of $69.8 million.
Wireline Services. Wireline Services Adjusted EBITDA for the nine months ended September 30, 2026 increased $4.3 million to $4.0 million from a loss of $0.3 million for the nine months ended September 30, 2025. Adjusted EBITDA increased $6.6 million due to a decrease in cost of services of $21.6 million, partially offset by a corresponding decline in revenue of $15.0 million. This improvement was partially offset by a $2.3 million decrease in adjustments to Adjusted EBITDA compared with the prior year period, primarily due to an inventory adjustment recorded in the prior year period.
Processing Solutions and Ancillary Services. Processing Solutions and Ancillary Services Adjusted EBITDA for the nine months ended September 30, 2026 increased $6.8 million to $24.5 million from $17.7 million for the nine months ended September 30, 2025, primarily due to an increase in revenue of $30.4 million, partially offset by a corresponding increase in cost of services of $23.6 million.
Other. The Other Adjusted EBITDA loss for the nine months ended September 30, 2026 increased $1.7 million to $16.9 million from $15.2 million for the nine months ended September 30, 2025. The balances included in Other reflect other general and administrative costs, which are not directly attributable to High Specification Rigs, Wireline Services or Processing Solutions and Ancillary Services.
Liquidity and Capital Resources
Overview
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity have historically been cash generated from operations and borrowings under our credit facilities. As of September 30, 2026, we had total liquidity of $76.2 million, consisting of $6.0 million of cash on hand and availability under our Wells Fargo Revolving Credit Facility of $70.2 million. The Wells Fargo Revolving Credit Facility had a total loan capacity of $75.0 million as of September 30, 2026, with $4.8 million of outstanding Letters of Credit reducing available borrowing capacity to $70.2 million, compared to available borrowing capacity of $71.5 million as of September 30, 2025 and $57.4 million as of December 31, 2025. Subsequent to September 30, 2026, the Company completed the STEP Acquisition, and the cash portion of the purchase price was funded with $22.5 million of borrowings under the Wells Fargo Revolving Credit Facility. Following the closing of the STEP Acquisition on October 8, 2026, total borrowings outstanding under the Wells Fargo Revolving Credit Facility were $30.6 million and approximately $39.6 million remained available for borrowings. We strive to maintain financial flexibility and proactively monitor potential capital sources to meet our investment and target liquidity requirements and manage the cyclicality associated with our business. We currently expect to have sufficient funds to meet the Company’s short and long term liquidity requirements and remain in compliance with our covenants under our debt agreements. Based upon current levels of operations and anticipated growth, we expect that cash generated from operations, together with borrowings under our Wells Fargo Revolving Credit Facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future. For further details, see “— Debt Agreements.”
Cash Flows
The following table presents our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in millions)
Net cash provided by operating activities	$53.5	$44.9	$8.6	19%
Net cash used in investing activities	(32.6)	(17.5)	(15.1)	(86)%
Net cash used in financing activities	(25.2)	(23.1)	(2.1)	(9)%
Net change in cash	$(4.3)	$4.3	$(8.6)	(200)%
Operating Activities
Net cash from operating activities increased $8.6 million to $53.5 million for the nine months ended September 30, 2026 compared to $44.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher earnings, increased non-cash depreciation and amortization expense resulting from the AWS Acquisition, and increases in contract liabilities and accrued expenses. These improvements were partially offset by increased accounts receivable and contract assets, primarily due to the timing of customer billings and collections.
Investing Activities
Net cash used in investing activities increased $15.1 million to $32.6 million for the nine months ended September 30, 2026 compared to $17.5 million for the nine months ended September 30, 2025. The change in cash flows used in investing activities is largely attributable to increases in construction in progress for the build out of ECHO hybrid rigs.
Financing Activities
Net cash used in financing activities increased $2.1 million to $25.2 million for the nine months ended September 30, 2026 compared to $23.1 million for the nine months ended September 30, 2025. The change was primarily driven by net repayments under the Wells Fargo Revolving Credit Facility and higher principal payments on finance lease obligations, partially offset by lower cash used for share repurchases.
Supplemental Disclosures
During the nine months ended September 30, 2026, the Company added fixed assets of $0.3 million, $4.7 million and $1.9 million primarily related to accounts payable, finance leased assets and asset trades, respectively, across all operating segments.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, increased to $80.5 million as of September 30, 2026, compared to $52.0 million as of December 31, 2025. The increase was primarily driven by higher balances in accounts receivable and contract assets resulting from the timing of customer collections.
Debt Agreements
Wells Fargo Bank, N.A. Credit Agreement
On May 31, 2023, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing the Company with a secured credit facility (“Wells Fargo Revolving Credit Facility”) in an aggregate principal amount of $75.0 million. Debt under the Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Company was in compliance with the Credit Agreement covenant of maintaining a Fixed Charge Coverage Ratio (“FCCR”) of greater than 1.0 as of September 30, 2026, which is applicable only under certain borrowing levels.
The Company has up to $5.0 million available under the Wells Fargo Revolving Credit Facility for letters of credit, subject to assignment. As of September 30, 2026, Letters of Credit outstanding totaled $4.8 million. These Letters of Credit are primarily to be utilized for working capital, general corporate purposes, and to support the Company’s insurance programs, and have been amended periodically in connection with the annual insurance renewals. The interest rate applicable to the Letters of Credit was approximately 1.8% for the month ended September 30, 2026.

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
Under the Wells Fargo Revolving Credit Facility, the total loan capacity was $75.0 million, which was based on a borrowing base certificate in effect as of September 30, 2026. On June 17, 2024, the Company entered into the First Amendment to the Wells Fargo Revolving Credit Facility, which allows for a percentage of unbilled revenue to be included in the calculation of the borrowing base. The Company did not have any borrowings under the Wells Fargo Revolving Credit Facility as of September 30, 2026 and had $4.8 million in Letters of Credit open under the facility, leaving a residual $70.2 million available for borrowings as of September 30, 2026. Subsequent to September 30, 2026, the Company borrowed $22.5 million under the Wells Fargo Revolving Credit Facility to fund the cash portion of the purchase price for the STEP Acquisition. Following the closing of the STEP Acquisition on October 8, 2026, total borrowings outstanding under the Wells Fargo Revolving Credit Facility were $30.6 million and approximately $39.6 million remained available for borrowings. Long-term debt, current portion on the Condensed Consolidated Balance Sheet as of December 31, 2025 also included other immaterial financing obligations, including vehicle-related financing arrangements. Borrowings under the Wells Fargo Revolving Credit Facility bear interest at a rate per annum ranging from 1.75% to 2.25% in excess of SOFR and 0.75% to 1.25% in excess of the Base Rate, dependent on the average excess availability. The weighted average interest rate for the loan was approximately 5.7% for the nine months ended September 30, 2026.
Capital Returns Program
In March 2023, the Company initially announced a share repurchase program authorizing the Company to purchase up to $35.0 million of Class A Common Stock that could be utilized for up to 36 months, and may be accelerated, suspended or discontinued at any time without notice. On March 4, 2024, the Company announced that the Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. During the nine months ended September 30, 2026, the Company repurchased 463,700 shares of the Company’s Class A Common Stock for a total of $7.2 million, net of tax on the open market. As of September 30, 2026, an aggregate of 4,783,900 shares of Class A Common Stock were purchased for a total of $54.1 million, net of tax since the inception of the repurchase program announced on March 7, 2023 and $30.9 million remained available under the share repurchase program.
In 2023, the Board of Directors approved the initiation of a quarterly dividend of $0.05 per share. The Company increased the quarterly dividend to $0.06 per share in 2025. The Company believes that a share repurchase and dividend framework provides the best overall value creation potential for investors. The Company paid $4.4 million to stockholders for the nine months ended September 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Recent Events
Demand for the Company’s services, and the pricing and terms for those services, are largely dependent on activity levels in the U.S. oil and natural gas industry. During the first nine months of 2026, global macroeconomic and geopolitical developments continued to contribute to commodity price volatility and uncertainty in upstream investment activity, including uncertainty regarding global economic growth, evolving U.S. energy and trade policies, OPEC+ production decisions and disruptions to oil production and transportation in the Middle East.
These developments could affect commodity prices, customer activity levels and demand for the Company’s services. In the near term, commodity prices may remain elevated and volatile depending on the duration and extent of disruptions to global oil production and transportation, changes in global oil inventories, OPEC+ production decisions and other market conditions. Prolonged disruptions and sustained higher energy prices, however, could adversely affect global economic growth and energy demand.
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
Interest Rate Risk
We are exposed to interest rate risk, primarily associated with our Wells Fargo Revolving Credit Facility, to fund operations. As of September 30, 2026, the Company did not have any borrowings under the Wells Fargo Revolving Credit Facility and therefore a hypothetical 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by less than $0.1 million per year. We do not currently hedge our interest rate exposure. We do not engage in derivative transactions for speculative or trading purposes. For a complete discussion of our interest rate risk, see our Annual Report.
Credit Risk
The majority of our trade receivables generally have payment terms ranging from 60 to 90 days. As of September 30, 2026, the top three trade receivable balances represented approximately 48%, 13%, and 7%, respectively, of consolidated net accounts receivable. Within our High Specification Rigs segment, the top three trade receivable balances represented 53%, 13%, and 7%, respectively, of total High Specification Rigs net accounts receivable. Within our Wireline Services segment, the top three trade receivable balances represented 37%, 25%, and 11%, respectively, of total Wireline Services net accounts receivable. Within our Processing Solutions and Ancillary Services segment, the top three trade receivable balances represented 44%, 12%, and 9%, respectively, of total Processing Solutions and Ancillary Services net accounts receivable. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to Class A Common Stock purchases made by the Company during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2026 - July 31, 2026	142,100	$15.74	142,100	$30,906,821
August 1, 2026 - August 31, 2026	—	—	—	30,906,821
September 1, 2026 - September 30, 2026	1,054	16.28	—	30,906,821
Total	143,154	$15.74	142,100	$30,906,821
_________________________
(1)    Total number of shares repurchased during the third quarter of 2026 consists of 1,054 shares of Class A Common Stock, at an average price paid per share of $16.28, withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Ranger Energy Services, Inc. 2017 Long-Term Incentive Plan and 142,100 shares of Class A Common Stock, at an average price paid per share of $15.74, repurchased pursuant to the repurchase program authorized by the Board of Directors.
(2)    For the three months ended September 30, 2026, 142,100 shares of Class A Common Stock were repurchased for a total of $2.2 million, net of tax. As of September 30, 2026, an aggregate of 4,783,900 shares of Class A Common Stock were purchased for a total of $54.1 million, net of tax since the inception of the repurchase plan announced on March 7, 2023.
(3)    In March 2023, our Board of Directors approved a share repurchase program allowing the Company to purchase Class A Common Stock held by non-affiliates, not to exceed $35.0 million in aggregate value. On March 4, 2024, the Company announced that its Board of Directors approved an additional share repurchase program authorization of $50.0 million, bringing the total share repurchase program authorization to $85.0 million in aggregate value. Share repurchases may take place in any transaction form as allowable by the SEC. Approval of the program by the Board of Directors of the Company is valid for 36 months, allowing the Company to utilize the expanded $50 million of approved capacity through March 4, 2027. The program does not specify a maximum number of shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On September 14, 2026, Michael Kearney, our Chairman of the Board of Directors, adopted a written trading plan for the sale of our Class A Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. Kearney’s Rule 10b5-1 Trading Plan provides for the sale of up to 23,050 shares of our Class A common stock, during the period beginning on December 15, 2026 and ending December 15, 2027.
During the three months ended September 30, 2026, except for the Rule 10b5-1 Trading Plan adopted by Mr. Kearney as described above, none of the directors or executive officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

INDEX TO EXHIBITS
Exhibit Number	Description
2.1*†
Asset Purchase Agreement, dated as of August 30, 2026, by and among Ranger Energy Services, Inc., STEP Energy Services (USA) Ltd., STEP Energy Services (Leasing) LLC, STEP Energy Services Holdings Ltd., and STEP Nitrogen Industrial Services (USA) Ltd.

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
†    Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranger Energy Services, Inc.

/s/ Melissa Cougle	November 9, 2026
Melissa Cougle	Date
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)